Form 10-Q
period 1998-09-30
CLARK/BARDES HOLDINGS INC
filed 1998-11-16
CIK 1063980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 000-24769


                           CLARK/BARDES HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)




            DELAWARE                                          52-2103926
  (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

    2121 SAN JACINTO, SUITE 2200
          DALLAS, TEXAS                                       75201-7906
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (214) 871-8717



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


         The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of November 11, 1998, the latest practicable date, was 8,059,677.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements
               Balance Sheets at September 30, 1998 (Unaudited) and
                   December 31, 1997........................................  4
               Statements of Income (Unaudited) for the three months and
                   nine months ended September 30, 1998 and 1997 ...........  6
               Statements of Cash Flow (Unauditied) for the nine months
                   ended September 30, 1998 and 1997........................  7
               Notes to Financial Statements (Unaudited)....................  8

       Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................ 23

PART II - OTHER INFORMATION

       Item 2. Changes in Securities and Use of Proceeds.................... 28
       Item 6. Exhibits and Reports on Form 8-K............................. 29


SIGNATURES       ........................................................... 30

EXHIBITS

       Index to Exhibits.................................................... 31

                          FORWARD-LOOKING STATEMENTS


    This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to Clark/Bardes Holdings, Inc., a Delaware corporation (the "Company") or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to federal tax legislation, dependence on key producers, potential lack of persistency, dependence on key personnel, credit risk related to renewal revenue, acquisition risks and competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect the current views of the Company's management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. The risk factors set forth in the Company's Registration Statement on Form S-1 (File No. 333-56799) are hereby incorporated by reference.

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                           CLARK/BARDES HOLDINGS, INC.
          (INCLUDING THE PREDECESSOR COMPANY, AS OF DECEMBER 31, 1997)
                                 BALANCE SHEETS

                                              ASSETS
                                                                                 SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                                 ------------------  -----------------
                                                                                    (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...............................................     $     15,923,945   $      3,782,941
     Accounts and notes receivable:
         Trade...............................................................            2,641,692          7,720,444
         Affiliates..........................................................               61,623             10,636
         Notes receivable....................................................              379,692            477,779
                                                                                  ----------------   ----------------
         Total accounts and notes receivable.................................            3,083,007          8,208,859

     Other current assets....................................................               62,915               --
     Accrued interest receivable.............................................               79,017             45,811
                                                                                  ----------------   ----------------
             TOTAL CURRENT ASSETS                                                       19,148,884         12,037,611

Equipment and leasehold improvements, net....................................            1,084,191            715,854

Intangible assets:
     Net present value of future profits related to the assets acquired from Bank Compensation Strategies, Inc. (net of $352,468 of accumulated amortization at September 30, 1998, and $77,316 at
        December 31, 1997, respectively).....................................            3,703,352          3,978,504
     Goodwill related to the assets acquired from Bank Compensation
        Strategies, Inc. (net of $489,017 accumulated amortization at
        September 30, 1998 and $158,982 at December 31, 1997,
        respectively)........................................................           18,588,605         18,918,640
     Noncompete agreements entered into in connection with the acquisition of assets from Bank Compensation Strategies, Inc. (net of $189,583 accumulated amortization at December 31, 1997, and $58,333 at
        December 31, 1997, respectively)....................................            1,060,417          1,191,667
     Net present value of future profits related to the assets acquired from
        Schoenke & Associates Corporation and its affiliates (net of
        $48,549 of accumulated amortization at September 30, 1998)...........           15,080,356               --
     Goodwill related to the assets acquired from Schoenke & Associates
        Corporation and its affiliates (net of $952 accumulated
        amortization at September 30, 1998)..................................              455,968               --
     Noncompete agreements entered into in connection with the acquisition of assets from Schoenke & Associates Corporation and its affiliates
        (net of $12,500 accumulated amortization at September 30, 1998)......              737,500               --
                                                                                  ----------------   ----------------
                                                                                        39,626,198         24,088,811

Other assets.................................................................              219,359             59,614
Income tax asset.............................................................              806,211               --
                                                                                  ----------------   ----------------
                 TOTAL ASSETS................................................     $     60,884,843   $     36,901,890
                                                                                  ================   ================

                        See notes to financial statements

                          CLARK/BARDES HOLDINGS, INC.
          (INCLUDING THE PREDECESSOR COMPANY, AS OF DECEMBER 31, 1997)
                                 BALANCE SHEETS
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                                 ------------------   -----------------
                                                                                    (unaudited)
CURRENT LIABILITIES:
     Accounts payable ........................................................           2,502,324           1,142,218
     Commissions and fees payable ............................................           1,798,296           1,944,490
     Dividends payable .......................................................                --               333,915
     Accrued expenses and other liabilities ..................................           2,182,231           1,521,419
     Accrued interest payable ................................................             257,324             476,325
     Current portion of long term debt .......................................           5,525,000           4,325,000
                                                                                  ----------------    ----------------
          TOTAL CURRENT LIABILITIES ..........................................          12,265,175           9,743,367

Long-term debt, excluding current portion ....................................          24,741,268          32,838,143
                                                                                  ----------------    ----------------
          TOTAL LIABILITIES ..................................................          37,006,443          42,581,510

STOCKHOLDERS EQUITY (DEFICIT):
     Common stock:
         Authorized shares-20,000,000; $.01 par value ........................              78,563           5,162,281
         Issued and outstanding shares-- 7,856,287 at September 30, 1998 and
             5,959,140 at December 31, 1997, respectively
         Paid in capital .....................................................          22,677,327                --
         Retained earnings ...................................................           1,122,510           3,188,699
                                                                                  ----------------    ----------------
                                                                                        23,878,400           8,350,980
     Less 2,737,130 shares of common stock in treasury
             at December 31, 1997 ............................................                --           (14,030,600)
                                                                                  ----------------    ----------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ................................          23,878,400          (5,679,620)
                                                                                  ----------------    ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................    $     60,884,843    $     36,901,890
                                                                                  ================    ================



                       See notes to financial statements.

                       CLARK/BARDES HOLDINGS, INC.
                (INCLUDING THE PREDECESSOR COMPANY FOR THE
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997)
                           STATEMENTS OF INCOME
                               (UNAUDITED)

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ----------------------------    ----------------------------
                                                           1998            1997            1998            1997
                                                        ------------    ------------    ------------    ------------
Revenue:
  Commission and service fees........................   $ 17,052,253    $ 10,642,039    $ 44,909,201    $ 21,747,400
  Other..............................................        589,001         367,668       1,717,012         545,491
                                                        ------------    ------------    ------------    ------------
           Total revenue.............................     17,641,254      11,009,707      46,626,213      22,292,891

Commission and fee expense...........................     11,051,798       7,138,578      29,255,479      14,412,097
                                                        ------------    ------------    ------------    ------------
                                                           6,589,456       3,871,129      17,370,734       7,880,794

General and administrative expense...................      4,613,371       2,679,256      13,021,896       7,293,157
Amortization of intangibles..........................        356,494         134,717         798,439         134,717
Nonrecurring operating (income) expense-warrants.....       (500,000)           --         4,800,000            --
                                                        ------------    ------------    ------------    ------------
Income (loss) from operations........................      2,119,591       1,057,156      (1,249,601)        452,920

Other income (expense):
   Interest income...................................        220,508          39,285         388,132         107,402
   Interest expense..................................       (763,537)       (207,411)     (2,567,287)       (208,609)
   Miscellaneous expense, net........................           (460)           (317)           (601)           (171)
                                                        ------------    ------------    ------------    ------------
Income (loss) before income tax benefit..............      1,576,102         888,713      (3,429,357)        351,542

Federal and state income tax benefit.................        806,211            --           801,040            --
                                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)....................................   $  2,382,313    $    888,713    $ (2,628,317)   $    351,542
                                                        ============    ============    ============    ============

DIVIDENDS PER SHARE..................................   $       --      $       --      $       0.82    $       --
                                                        ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE (HISTORICAL):
   Basic.............................................   $       0.44    $       0.20    $      (0.66)   $       0.08
                                                        ============    ============    ============    ============
   Diluted...........................................   $       0.39    $       0.20    $      (0.66)   $       0.08
                                                        ============    ============    ============    ============
PRO FORMA DATA:
   PRO FORMA INCOME TAX EXPENSE......................   $    427,200    $    352,800    $    544,145    $    139,600
                                                        ============    ============    ============    ============

   PRO FORMA NET INCOME (LOSS).......................   $  1,148,902    $    535,915    $ (3,973,502)   $    211,941
                                                        ============    ============    ============    ============

   PRO FORMA EARNINGS (LOSS) PER SHARE
        Basic........................................   $       0.21    $       0.12    $      (1.00)   $       0.05
                                                        ============    ============    ============    ============
        Diluted......................................   $       0.19    $       0.12    $      (1.00)   $       0.05
                                                        ============    ============    ============    ============


                       See notes to financial statements.

                          CLARK/BARDES HOLDINGS, INC.
                (INCLUDING THE PREDECESSOR COMPANY, FOR THE NINE
                        MONTHS ENDED SEPTEMBER 30, 1997)
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ----------------------------
                                                                   1998            1997
                                                                ------------    ------------
OPERATING ACTIVITIES
    Net income (loss).........................................  $ (2,628,317)   $    351,542
    Adjustments to reconcile net income to net cash provided:
        Depreciation and amortization ........................     1,019,215         257,350
        Loss on disposition of assets ........................           601            --
        Changes in assets and liabilities:
           Accounts receivable ...............................     5,027,765       2,207,230
           Other current assets ..............................       (62,915)        (48,733)
           Accrued interest receivable .......................       (33,206)        (22,551)
           Other assets ......................................      (159,745)         (2,506)
           Deferred income taxes .............................      (806,211)           --
           Accounts payable ..................................     1,360,106         361,640
           Accrued expenses/liabilities ......................       660,812        (925,975)
           Accrued interest payable ..........................      (219,001)        207,411
           Commission/fees payable ...........................      (146,194)     (1,346,486)
                                                                ------------    ------------
        Net cash provided by operating activities ............     4,012,910       1,038,922

INVESTING ACTIVITIES
    Purchase of business .....................................   (16,335,825)    (24,249,033)
    Issuance of notes receivable .............................      (350,000)       (530,983)
    Payments received on notes receivable ....................       448,087          81,508
    Purchases of fixed assets ................................      (332,590)       (407,338)
                                                                ------------    ------------
        Net cash used in by investing activities .............   (16,570,328)    (25,105,846)

FINANCING ACTIVITIES
    Principal payments on debt ...............................    (8,928,125)           --
    Proceeds from issuance of debt ...........................     2,000,000      35,074,985
    Proceeds from issuance of common stock and warrants ......    35,198,201         100,000
    Payments received on stock notes receivable ..............       108,401            --
    Dividends paid ...........................................    (3,680,055)     (1,720,967)
    Purchase of treasury stock ...............................          --       (11,299,886)
    Sale of treasury stock ...................................          --             8,618
                                                                ------------    ------------
        Net cash provided by financing activities ............    24,698,422      22,162,750
                                                                ------------    ------------

INCREASE (DECREASE) IN CASH ..................................    12,141,004      (1,904,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............     3,782,941       4,881,584
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................  $ 15,923,945    $  2,977,410
                                                                ============    ============


                       See notes to financial statements.

                           CLARK/BARDES HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998 (UNAUDITED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements include the accounts of Clark/Bardes Holdings, Inc., a Delaware corporation (the "Company"), and Clark/Bardes, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("CBI"). Clark/Bardes, Inc., a Texas corporation, was the predecessor company of CBI (the "Predecessor Company"). The Company is a designer, marketer and administrator of business-owned life insurance products to large corporations and bank-owned life insurance to banks in the United States. The Company assists its clients in using customized life insurance products to generate capital to finance long-term benefit liabilities and to supplement and secure benefits for key employees. In addition, the Company provides long-term administrative services for executive benefits and insurance.

Basis of Presentation

         The accompanying unaudited financial statements of the Company have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Initial Public Offering

         On August 19, 1998, the Company completed an initial public offering (the "Offering") of 4.0 million shares of common stock, par value $0.01 per share (the "Common Stock") at an initial price to the public of $9.00 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $31.7 million. The Company applied the net proceeds from the Offering as follows: (a) $1.0 million in partial payment of the 8.5% Medium Term Notes, (b) $4.9 million to extinguish warrants under the 11.0% Second Priority Senior Secured Notes, and (c) $13.5 million as part of the consideration to acquire substantially all of the assets of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation (collectively, the "Schoenke Entities"). The Company intends to apply the remaining proceeds to pay approximately $7.5 million to The Wamberg Organization as consideration for the purchase of renewal revenue pursuant to the purchase agreement (see below), and $4.8 million for general corporate purposes, including working capital.

Reorganization

         The Company and CBI were organized in connection with the initial public offering in June 1998. On July 10, 1998, the Company's Board of Directors approved a reorganization agreement (the "Reorganization Agreement") between the Predecessor Company, and CBI which provided for a two step merger resulting in the

Predecessor Company merging with and into CBI (the "Merger") resulting in each stockholder of the Predecessor Company (the "Existing Stockholders") receiving one-half of one share of Common Stock for each share of Predecessor Company common stock held by such Existing Stockholder, and contemplated a series of transactions, including (i) a restructuring of the 10.5% Senior Secured Notes due August 2002 and 11.0% Second Priority Senior Secured Notes due August 2004 (such notes are collectively referred to as the "Restructured Notes"), (see below), (ii) the conversion of the 8.5% Convertible Subordinated Notes due September 2007 into 813,559 shares of Common Stock, at $5.90 per share (the fair value at the date the notes were issued as determined by recent stock transactions), (iii) the extinguishment of warrants representing the right to purchase 1,525,424 shares of Common Stock, (iv) a purchase of renewal revenue due to Mr. Wamberg and The Wamberg Organization under the Principal Office Agreement between the Company and Mr. Wamberg (see below), (v) the incorporation of a Texas entity formed for the purpose of marketing certain insurance products within the state of Texas, and (vi) the termination by its terms of the Second Amended and Restated Stockholders' Agreement among the Predecessor Company and each of the Existing Stockholders. The Merger was consummated prior to the consummation of the Offering, and is treated for accounting purposes as a reorganization of entities under common control utilizing historical cost which is similar to a pooling of interests.

         In connection with the Merger, all share amounts in the accompanying financial statements have been restated in a manner similar to a reverse stock split to give effect to the Merger.

         As a result of the Offering, the interest rates on the Restructured Notes were reset from 10.5% and 11.0% to 7.84% and 8.86%, respectively. The Restructured Notes may be prepaid without penalty and are secured by a first priority security interest in, among other things, all of CBI's renewal commissions other than the renewal commissions acquired from Bank Compensation Strategies Group, a Minneapolis, Minnesota based life insurance agency ("BCS"), and the Schoenke Entities (see Note 2). Further, the Company is subject to operational restrictions and financial covenants, including a requirement that CBI obtain a working capital credit facility no later than March 31, 1999, a prohibition against certain payments, a limitation on the payment of dividends, a limitation on the incurrence of indebtedness and the maintenance of certain financial ratios.

         The Company accrued $5.3 million in the six month period ended June 30, 1998, to reflect the obligation of the Company in an amount equal to the approximate fair value of its common stock put warrants at that date (less $100,000 originally booked as an equity adjustment). The final amount paid to extinguish the warrants in August 1998 was reduced to $4.9 million, and as a result the Company recorded income of $500,000 from the adjustment in August 1998. This amount was reclassified to paid-in capital upon consummation of the initial public offering. In addition, in connection with the offering, these warrants to purchase 1,525,424 shares of Common Stock were extinguished by the payment of $4.9 million by the Company to the warrant holders, which represents the arms-length negotiated formula of payment determined in the context of the Company's contractual commitments under the warrants and its business relationship with the warrant holders. In addition, in connection with agreeing to the extinguishment of the Warrants, CBI entered into a five-year production agreement with each of Great-West and Nationwide (the "Carriers") that requires CBI to market and sell insurance products of each Carrier comprising specified percentages of all insurance products sold by CBI as measured by first year commissions payable with respect to such business. The percentages range from 10.0% to 25.0% depending upon the type of insurance product and product exclusivity provisions. Each agreement provides that in the event that CBI fails to meet the minimum production requirements, the applicable Carrier is entitled to offset future commissions otherwise payable to the Company up to a maximum amount of $150,000 per year.

Purchase of Renewal Revenue from the Chairman

         On July 10, 1998, the Board of Directors approved an agreement with W.T. Wamberg and The Wamberg Organization which provides for, among other things, a purchase of the renewal revenue due under the Principal Office Agreement with Mr. Wamberg (described in Note 10) in exchange for a cash payment of approximately $7.5 million. This transaction allows the Company to retain additional commission and fee revenue for a ten year period following the consummation of the transaction scheduled for January 1999. The additional revenue equates to approximately 19.0% of the commission and fee revenue, prior to deduction of servicing costs, related to renewal revenue on Mr. Wamberg's and The Wamberg Organization's inforce business as of June 30, 1998. Upon consummation, the Company plans to record the purchase of this future revenue stream as an asset in the amount of the consideration given which will be amortized using the units of revenue method over the term of the Agreement.

Termination of S Corporation Status and Stockholder Distribution

         Upon the consummation of the Reorganization, the Company ceased to be taxed as an S corporation and is subject to federal and state income taxation as a C corporation. As an S corporation, the Company's income, whether or not distributed, was taxed at the stockholder level for federal and certain state tax purposes. At August 1, 1998, the effective date of change in tax status, the Company recorded deferred taxes on its balance sheet for the difference between the tax bases and book bases of its assets and liabilities. The Company has obtained from certain existing stockholders a tax indemnification agreement. Under the terms of the tax indemnification agreement, additional tax liabilities resulting from the reallocation of income and deductions between the period the Company was treated as an S corporation and the period the Company will be subject to income taxation will be borne either by the Company or the existing shareholders to the extent that such parties received the related income.

         In connection with the termination of the Predecessor Company's S corporation status, on July 10, 1998 the Board of Directors of the Predecessor Company declared a dividend to the stockholders of record on July 31, 1998 in an amount equal to $3.2 million, or $1.00 per share, which was paid on July 31, 1998. The remaining retained earnings after the assumed distribution, have been reclassified to common stock which assumes a constructive distribution to the owners of the Predecessor Company followed by a contribution to capital.

Stock Grant Restructuring

         The Company's President and Chief Executive Officer had entered into an agreement with the Company whereby he would be granted 52,500 shares of the Predecessor Company's common stock if he was employed as the Company's Chief Executive Officer on July 1, 1998. This agreement was amended in June 1998 to provide that he received 24,108 shares of Common Stock, $162,128 in cash and a fully vested five year option to purchase 30,523 shares of Common Stock at an exercise price of $9.00 per share. The Company recorded compensation expense of $525,000 in its June 1998 financial statements related to this transaction and an adjustment to compensation expense of $145,900 in its September 1998 financial statements. The options have been accounted for in accordance with the Company's policy on stock compensation.

Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company has cash balances at three financial institutions in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. Uninsured cash in bank balances aggregate to approximately $384,300 and $1.4 million at December 31, 1997 and September 30, 1998 (unaudited), respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

         The book values of cash, accounts and notes receivable, accounts payable, commissions and fees payable and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. The carrying value of the Company's long-term debt would not differ significantly from its fair value.

Equipment and Leasehold Improvements

         Equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation expense is provided in amounts sufficient to relate the cost of assets to operations over the estimated service lives using the straight-line method. The Company depreciates furniture and equipment over periods of three to five years while leasehold improvements are amortized over their useful lives.

Intangible Assets

         The Company capitalized intangible assets as a result of the acquisition of the assets and business of BCS and the Schoenke Entities (see
Note 2). Intangible assets consist of goodwill, the net present value of future profits on existing books of business at the acquisition date and non-compete agreements with the former owners. The amortization periods for the non-compete agreements are 5 years and 10 years. The net present value of future profits will be amortized over 30 years based on the present value of estimated profits expected to be realized over the life of the existing book of business. Any changes in estimates of future profits used to amortize the net present value of future profits will be accounted for as a catch up adjustment in the period in which the change becomes known. Goodwill will be amortized over a 40 year period on a straight-line basis. Amortization expense related to these amounts totaled $294,630 during 1997 and $798,439 for the nine months ended September 30, 1998 (unaudited), respectively. Management's policy, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 -- Accounting for the Impairment of Long-Lived Assets, is to review intangible and other long-lived assets for impairment whenever changes in circumstances indicate that an impairment might exist. When one or more indicators are present, the estimated undiscounted cash flows are compared to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts and any write-downs are treated as permanent reductions in the carrying amount of the asset.

Revenue

         First year commissions are recognized as revenue at the time the policy application is completed, the premium is paid and the insured party is contractually committed to purchase the insurance policy. Renewal commission revenue is recognized when the insurance policy premium is due. The Company is notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are not material. Revenue associated with policies to be surrendered is not recognized. Cancellations or other adjustments are accounted for in the period of cancellation, or in the period where an adjustment is determined to be necessary and are not significant. Service fees are received annually on the policy anniversary date. Fees related to future services to be provided are recognized as the services are rendered and fees for program design and placement are recognized in a manner consistent with commissions.

         The Company generated in excess of 25% of its revenue in 1997 from 3 clients. Approximately 23%, 19% and 16% of the Company's commission and fee revenue for the year ended 1997 and for the nine months ended September 30, 1997 and 1998, respectively, was generated by The Wamberg Organization, which is wholly-owned by the Company's Chairman. Substantially all of the policies underlying the programs marketed by the Company are underwritten by 14 life insurance companies, of which seven accounted for approximately 78.9% of the Company's first-year commission revenue for the year ended December 31, 1997.

Commissions and Fee Expense

         Commissions and fee expense comprise the portion of the total commission revenue that is earned by and paid to agents.

Advertising

         Advertising and marketing costs provided by third parties are charged to operations when incurred. Total expenses for 1997 were $70,299, and were $34,641 and $208,108 for the nine months ended September 30, 1997 and 1998 (unaudited), respectively.

Stock Compensation

         The Company adopted SFAS No. 123 -- Accounting for Stock-Based Compensation (SFAS 123) effective January 1, 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation. The Company elected to continue to account for stock-based compensation as prescribed by APB Opinion No. 25 -- Accounting for Stock Issued to Employees and to provide pro forma disclosures in the Notes to Financial Statements of the effects of SFAS 123 on net income and earnings per share (See Note 8). Equity issued to non-employees is accounted for based on fair value in accordance with SFAS 123. There was no effect on reported net income as a result of adopting SFAS 123.

Earnings Per Share

         In February 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 128 -- Earnings Per Share. This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997 and has been adopted by the Company and is presented for all periods in the accompanying financial statements.

Comprehensive Income

         As of January 1, 1998, the Company adopted SFAS 130 -- Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on available-for-sale securities and certain other items, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company has no other comprehensive income as defined by SFAS 130, as of December 31, 1997 or September 30, 1998.

Segment Reporting

         In June 1997, the FASB issued SFAS 131 -- Disclosures About Segments of an Enterprise and Related Information. This Statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997, but it is not required to be applied to interim financial statements in the initial year of its application. The adoption of this Statement will have no impact on the Company's financial condition or results of operations.

Derivatives and Hedging Instruments

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company had no derivative positions at September 30, 1998. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this data field limitation, could disrupt activities in the normal business cycle. Based on previous and ongoing internal reviews, management believes that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. However, significant uncertainty exists concerning the potential costs and effects of the Year 2000 problem. The Company is continuing its assessment of Year 2000 issues and taking steps to prevent these issues from adversely affecting its future operating results. This ready process includes, but is not limited to, preparing an inventory of potential Year 2000 issues, determining functions affected, performing remediation as necessary, testing software and equipment and recording results.

         In its assessment of Year 2000 issues, the Company is specifically focusing on its software applications and associated software products, hardware, facilities, communications equipment and security systems. The Company's proprietary financial modeling and Unix-based administrative systems that support its insurance-financed employee benefit programs were designed to be Year 2000 ready. During 1998 the Company upgraded its network software to be Year 2000 compliant.

         In addition to evaluating its own systems for Year 2000 compliance, the Company is also communicating with and requesting information from its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which the internal systems of such entities are vulnerable to Year 2000 issues. Third parties that have relationships with the Company, including insurance companies and clients, may experience significant operational difficulties if their computer systems do not properly recognize date sensitive information when the year changes to 2000. While these computer malfunction issues may have a material adverse effect on the operations of such third parties, which may, in turn, have a material adverse effect on the Company, management presently believes that Year 2000 issues will not require the Company to incur any material costs and do not pose significant operational problems for the Company. However, the Company is not able to determine the extent to which such third parties, such as insurance companies and clients, may experience Year 2000 issues. Any Year 2000 problem of either the Company or third parties that have relationships with the Company could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that to the extent that any insurance companies which have a relationship with the Company are unable to become Year 2000 compliant, the Company will be able to enter into relationships on a going forward basis with other insurance companies that are Year 2000 compliant.

         The Company has not yet fully completed its Year 2000 assessment and remediation efforts. Based on its experience to date, the Company presently believes that the Year 2000 issues will not pose significant operational problems for the company directly or as a result of any Year 2000 issues of suppliers or customers.

2.  ACQUISITIONS

BANK COMPENSATION STRATEGIES

         On September 1, 1997 (the acquisition date), the Company acquired substantially all of the assets, and the book of business of BCS, a Minneapolis, Minnesota based life insurance agency engaged in the business of designing and marketing life insurance policies and related compensation, salary and benefit plans and providing related services to financial institutions. The Company accounted for the acquisition as a purchase and has included the operating results of BCS commencing from the acquisition date in the financial statements.

         The purchase price of the acquisition was $24.0 million plus acquisition related expenses of approximately $383,440. The purchase price was comprised of $13.5 million in cash and two promissory notes in the principal amounts of $5.7 million and $4.8 million (see Note 6). The Company allocated approximately $10,000 of the purchase price to tangible assets acquired and the remaining as follows:

                      $1.2 million was allocated to two non-compete agreements
               with former officers of BCS. The terms of the agreements are for five and ten years which are the respective periods over which the intangible assets are being amortized.

                      $4.1 million was allocated to the net present value of
               estimated future profits embedded in the existing in-force book of business. The net present value of the existing in-force book of business was determined using a 10% discount and a 2.75% annual lapse factor for the purchased book of business. This intangible asset is being amortized over 30 years which approximates the average policy duration. The Company believes that no other class of intangible assets acquired in the BCS acquisition is significant or exceeds 5% of total assets.

                      The remaining $19.1 million was allocated to goodwill.
               This is being amortized over a forty year period. Management believes that the existing future profit potential associated with the BCS client base will have value to the Company well beyond the forty year amortization period based on new business prospects and the long-term nature of the policies.

         Management will periodically review these intangibles for impairment in accordance with its policy (see Note 1).

SCHOENKE ENTITIES

         Effective September 1, 1998 the Company acquired substantially all of the assets, and the book of business of the Schoenke Entities based in Germantown, Maryland. The Schoenke Entities specialize in designing, financing and administering benefit programs for their clients. The Company accounted for the acquisition as a purchase and has included the operating results of the Schoenke Entities commencing from the acquisition date in the financial statements.

        The purchase price of the acquisition was $17.0 million plus acquisition related expenses of approximately $94,082. The purchase price was comprised of $15.0 million in cash and a promissory note in the principal amount of $2.0 million (see Note 6). The Company allocated approximately $758,000 of the purchase price to tangible assets acquired and the remaining as follows:

                      $750,000 was allocated to a 5-year non-compete agreement
               with the former owner of the Schoenke Entities. The intangible asset is being amortized over five years.

                      Approximately $15.1 million was allocated to the net
               present value of estimated future profits embedded in the existing in-force book of business. The net present value of the existing in-force book of business was determined using a 15% discount and a 2.5% annual lapse factor for the purchased book of business. This intangible asset is being amortized over 30 years which approximates the average policy duration.

                      The remaining $456,920 was allocated to goodwill. This is
               being amortized over a forty year period. Management believes that the existing future profit potential associated with client base of the Schoenke Entities will have a value to the Company well beyond the forty year amortization period based on new business prospects and the long-term nature of the policies.

         Management will periodically review these intangibles for impairment in accordance with its policy (see Note 1).

         The unaudited pro forma information below presents the results of the Company and the Schoenke Entities combined as if the acquisition had occurred at the beginning of the respective period shown:

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 ----------------------------------
                                                                     1998               1997
                                                                 ---------------    ---------------
                                                                  (UNAUDITED)       (UNAUDITED)
                       Pro Forma:
                         Revenues.............................   $    51,528,431    $    38,961,073
                         Income (loss) from Operations........         (938,623)            234,610
                         Net loss.............................       (3,116,578)         (1,207,966)
                         Diluted loss per Share...............            (0.79)              (0.26)

3.  NOTES RECEIVABLE

         Notes receivable consist of the following:

                                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                                             1998                 1997
                                                                                        --------------        --------------
                                                                                          (UNAUDITED)
                 Note receivable - Secured by renewal
                 commissions; interest accrues at 12%; due December 31, 1998 .......    $       15,000        $           --
                 Note receivable --  secured by first
                   year and renewal commissions; interest accrues at
                   prime plus 1%; due on demand ....................................              --                  75,000
                 Note receivable -- Secured by collateral assignment of
                   insurance commissions/compensation; due in full plus interest
                   at prime plus 2% on demand ......................................           130,478               130,478
                 Note receivable-- Secured by collateral
                   assignment of insurance commissions/compensation;
                   due in full plus interest at prime plus 4% on
                   demand ..........................................................           215,247               219,643
                 Note receivable--  secured by
                   renewal commissions; interest accrues at 12%; due
                   on demand .......................................................            30,000                  --
                 Note receivable--  secured by
                   renewal commissions; due on demand; interest
                   accrues at 12% ..................................................             8,492                60,000
                 Note receivable--  secured by
                   renewal commissions; due on demand; interest
                   accrues at prime plus 2% ........................................            53,475                70,658
                 Notes receivable--  employees;
                   unsecured; interest accrues at 9.5% .............................             5,000                  --
                                                                                        --------------        --------------
                                                                                               457,692               555,779
                 Less allowance for uncollectible notes receivable .................           (78,000)              (78,000)
                                                                                        --------------        --------------
                                                                                        $      379,692        $      477,779
                                                                                        ==============        ==============

         The Company recorded interest income from related parties of $46,106 for the year ended December 31, 1997, and $14,636 and $6,515 for the nine months ended September 30, 1997 and 1998 (unaudited), respectively. The Company also has accrued interest receivable of $12,664, and $5,074 from related parties at December 31, 1997, and at September 30, 1998 (unaudited), respectively.

4.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Major classifications of equipment and leasehold improvements are as follows:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                               -----------      -----------
                                                               (UNAUDITED)
             Office furniture and equipment ................   $ 2,566,478      $ 2,133,005
             Leasehold improvements ........................       155,531           96,116
                                                               -----------      -----------
                                                                 2,722,009        2,229,121
             Accumulated depreciation and amortization .....    (1,637,818)      (1,513,267)
                                                               -----------      -----------
                                                               $ 1,084,191      $   715,854
                                                               ===========      ===========

5.  TAXES

         The Company's effective tax rate of (51.0%) representing a tax benefit, was less than the combined federal and state statutory income tax rate of 39.7% primarily due to the Company being taxed as an S corporation through July 31, 1998 and the recording of deferred tax assets and liabilities resulting from the conversion from an S corporation to a C corporation.

         Upon consummation of the Reorganization described in Note 1, the Company ceased to be taxed as an S corporation and is subject to federal and state income taxation as a C corporation. At December 31, 1997 the net tax bases of the Company's assets and liabilities was approximately $2.9 million lower than the financial statement bases. At July 31, 1998 the net tax bases of the Company's assets and liabilities was approximately $1.9 million higher than the financial statement bases. Under Treasury Regulation Section 1.448-1 the Company is required to change from the cash method and must take the section 481 adjustment into account ratably over four taxable years. The Company recorded a deferred tax asset of $806,211 using an assumed tax rate of 39.7% at September 30, 1998 to record the conversion from the cash method to accrual and adoption of FASB 109.

6.  FINANCING ARRANGEMENTS

         The current and long-term portions of debt consist of the following:

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         1998            1997
                                                                     -----------     -----------
                                                                     (UNAUDITED)
                Senior Secured Notes (current portion --
                  $2,900,000) ...................................    $11,600,000     $14,500,000
                Second Priority Senior Secured Notes ............      8,900,000       8,900,000
                Medium Term Notes -- Related parties
                  (current portion -- $425,000) .................      3,275,000       5,700,000
                Convertible Subordinated Notes -- Related
                  parties (current portion - $1,200,000) ........      1,200,000       4,800,000
                Schoenke Notes (current portion - $1,000,000) ...      2,000,000            --
                Other ...........................................         28,125            --
                AAA Distribution -- Related parties .............      3,263,143       3,263,143
                                                                     -----------     -----------
                                                                     $30,266,268     $37,163,143
                                                                     ===========     ===========

         Senior Secured Notes. During 1997, the Company issued $14.5 million of 10.5% secured promissory notes maturing August 9, 2002; principal is payable semi-annually beginning February 9, 1998 and interest is payable quarterly. The notes were restructured in August 1998. The interest rate was reset to 7.84%. Interest expense was $473,667 and $990,054 and interest paid was $253,750 and $1,116,500 for the year ended December 31, 1997 and for the nine months ended September 30, 1998, respectively. The Company must comply with certain restrictive covenants (see Note 1).

         Second Priority Senior Secured Notes. During 1997, the Company issued $8.9 million of 11% Second Priority Senior Secured Notes maturing in three equal annual installments beginning August 9, 2002; interest is payable quarterly. The notes were restructured in August 1998. The interest rate was reset to 8.86%. Interest expense was $304,577 and $714,675 and interest paid was $163,167 and $775,042 for the year ended December 31, 1997 and for the nine months ended September 30, 1998, respectively. These notes possess identical restrictive covenants as the Senior Secured Notes. In connection with the issuance of these notes, the Company authorized the issuance of warrants evidencing rights to purchase 1,525,424 shares of the Company's no par value common stock at $5.90 per share subject to terms, conditions and adjustments set forth in the warrant agreement, at any time prior to August 9, 2004. The initial fair value of $100,000 for the warrants was determined in connection with the entire transaction pursuant to negotiations between the Company and the purchasers of warrants and is set forth in the warrant agreement. If the Company defaults in the payment of the principal of the notes, the expiration date of the warrants is extended to August 9, 2007. The common shares issuable upon the exercise of the warrants must be reserved and kept available out of the authorized common stock. The Company has also granted certain put rights effective after September 9, 2002 to the warrant holders that require the Company to purchase any shares issued from the exercise of the warrants at the fair value of the shares. No obligation related to the put rights was recognized at December 31, 1997 as the exercise price exceeded the fair value of the warrants at that date. The put right expires when the common stock of the Company becomes publicly traded. The warrants were extinguished in August 1998 by payment of $4.9 million to the noteholders (see Note 1).

         Medium Term Notes. During 1997, in connection with the purchase of BCS, the Company issued $5.7 million of Medium Term Notes maturing in four equal annual installments of $1.425 million beginning August 15, 1998; interest is payable quarterly at the corporate base rate of the First Bank of Minnesota which was 8.5% at December 31, 1997. Interest expense was $150,733 and $339,912 and interest paid was $88,825 and $363,375 in 1997 and for the nine months ended September 30, 1998, respectively. A prepayment on the principal of $1.0 million was made in August 1998 (see Note 1).

         Convertible Subordinated Notes. During 1997, in connection with the purchase of BCS, the Company issued $4.8 million of 8.5% Convertible Subordinated Notes maturing in one installment on September 15, 2007; interest is payable quarterly. Interest expense was $126,933 and $270,040 and interest paid was $108,800 and $283,640 in 1997 and for the nine months ended September 30, 1998, respectively. These notes are convertible into 813,559 shares of Common Stock, at $5.90 per share. The conversion feature is available to the creditors until these notes are paid in full by the Company. In August 1998 $3.6 million of these notes was converted into 610,169 shares of Common Stock at $5.90 per share and the remaining $1.2 million is to be converted in October 1998.

         Schoenke Notes. During 1998, in connection with the purchase of the Schoenke Entities, the Company issued $2.0 million of 6.75% notes maturing in two equal annual installments of $1.0 million on September 1, 1999 and on September 1, 2000. Interest is payable monthly beginning November 1, 1998.

         AAA Distribution. The Company made a special dividend distribution of $3,866,412 to shareholders of record on November 15, 1997 in the form of notes payable. The notes outstanding at December 31, 1997 of $3,263,143, mature November 15, 2007 and interest accrues quarterly at 8.5%. Interest expense incurred was $34,956 and $208,025 and interest paid was $0 and $208,025 in 1997 and for the nine months ended September 30, 1998, respectively.

         At September 30, 1998, future payments under all financing arrangements are as follows:

                     1999................ $  5,525,000
                     2000................    5,325,000
                     2001................    4,325,000
                     2002................    5,900,000
                     2003................    3,000,000
                     Thereafter..........    6,191,268
                                          ------------
                                          $ 30,266,268
                                          ============

7.  STOCKHOLDERS' EQUITY

         During 1997, the Company repurchased Common Stock from certain principals and other stockholders. Under these agreements, 2,567,650 shares were repurchased at prices ranging from $4.20 to $6.00 per share.

         The Company approved a financing arrangement in 1997 which allows certain key associates to purchase shares of Common Stock. During the year, pursuant to this arrangement, the Company issued 174,653 shares of common stock at $4.80 per share. The notes receivable under this arrangement are collateralized by the shares sold. Amounts due to the Company at December 31, 1997 for stock purchases were $465,588. Outstanding principal balances pay interest at 8.5% and mature in 2000 and 2003.

8.  BENEFIT PLANS

         Associate Stock Bonus/Stock Purchase Plan. The Associate Stock Bonus/Stock Purchase Plan for selected associates of the Company provides to each participant (i) a grant of 25,000 shares of stock and (ii) an option to purchase another 25,000 shares at a fixed price of $2.00 per share, within three years from the date the agreement is entered into if certain criteria under the terms of the plan are satisfied, principally, that certain production levels are attained. The fair value of the stock granted and options issued were determined by the Board of Directors considering prior stock transactions. During 1997 and 1996, the Company issued 50,000 shares and 150,000 shares, respectively, and has recorded compensation expense of $190,000 and $172,500, respectively, in relation to the stock grants and options. As of December 31, 1997, this Plan is no longer available.

         Incentive Stock Option Plan. The Incentive Stock Option Plan provides certain employees options to purchase shares for $4.80 and $7.00 per share; 540,830 shares of Common Stock have been reserved for issuance under this plan and 190,830 shares had been granted under this program at December 31, 1997. The $4.80 and $7.00 options (with the exception of 100,000 options) became 100% vested at the date of the initial public offering. The options expire ten years from the grant date. In addition, the options are voided within 90 days of the employee's termination or one year from the date of death.

         Under this plan, participants purchased stock at $4.80 per share and receive a matching option with an exercise price of $4.80 per share in exchange for a promissory note and a security agreement; during 1997, 69,997 shares were issued under this program but none of the options were vested at December 31, 1997. Principal on the notes matures March 1, 2001, is due in four equal annual installments beginning March 1, 1998 and accrues interest at the Wall Street Journal prime rate plus 1.5%. Total notes receivable outstanding under this program are $18,920 at September 30, 1998.

         In addition to the Incentive Stock Option Plan, the Company granted stock options to an individual in his capacity as a director nominee to the Board of Directors on April 2, 1997 for the purchase of 100,000 shares at an exercise price of $4.80; no options were exercised during 1997 or vested at December 31, 1997. These options were issued in conjunction with services provided to the Company as an advisor to the Board of Directors and for future participation as a member of the Company's Board of Directors which occurred in mid-1998. These options vest ratably over a three year period upon the individual's appointment to the Company's Board of Directors. The fair value of the Common Stock at the date of grant was $4.80 as determined by the Company's Board of Directors and based on recent stock transactions; accordingly no compensation expense has been recorded.

         If the fair value of the stock compensation granted had been accounted for under SFAS 123, the pro forma net income and diluted earnings per share for the year ended December 31, 1997 would have been approximately $4.2 million and $0.95 per share. The effect of options on 1996 net income was not significant. For purposes of pro forma disclosures, the estimated fair value of the options was determined using the Black-Scholes pricing model using assumptions for the expected life of the options (7.13 and 6.13 years), a risk-free interest rate of approximately 5.8%, a volatility factor of 25.0% and no dividends. The effect on net income of the stock compensation expense for the year presented above is likely not representative of the effects on reported net income and earnings per share for future years.

         A summary of option activity is as follows:

                                                       1996                           1997
                                             -----------------------------  ------------------------------
                                                          WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                               OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                             -----------  ----------------  -----------  -----------------
Outstanding -- beginning of year ........           --       $      --           50,000     $      1.00
Granted .................................        200,000            1.75        290,830            5.93
Exercised ...............................       (150,000)           2.00        (50,000)           1.00
Forfeited ...............................           --              --             --              --
                                             -----------                    -----------
Outstanding -- end of year ..............         50,000     $      1.00        290,830     $      5.93
                                             ===========                    ===========
Exercisable at end of year ..............           --       $      --           45,833     $      6.00

Weighted-average fair value of options
  granted during the year ...............    $      3.74                    $      4.80

         Exercise prices for options outstanding as of December 31, 1997 ranged from $4.80 to $7.00. The weighted-average remaining contractual life of those options is 9.7 years.

         Phantom Stock Agreement. The Company entered into a Phantom Stock Agreement, dated September 5, 1997 with a Principal of the Company. Under this agreement, the Principal is entitled to receive an award expressed in units ("Incentive Units") based upon the level of revenue received by the Company on certain sales generated by the Principal. The Principal will first be entitled to receive payments for the value of his Incentive Units on April 1, 2003 and every year thereafter until April 1, 2008. It is unlikely that the Principal will be entitled to any payments under the Phantom Stock Agreement based on the required revenue performance levels.

         Savings Investment Plan. The Savings Investment Plan is a defined contribution profit sharing Plan qualifying under Section 401(k) of the Internal Revenue Code covering substantially all employees. At the Company's discretion, the Company may contribute up to 50.0% of the first 6.0% of an eligible participant's contributions to the Plan. Company contributions to the Plan were $108,293 for the year ended December 31, 1997, and $81,726 and $163,142 for the nine months ended September 30, 1997 and 1998 (unaudited), respectively.

Stock Purchase and Stock Option Plans

         On July 10, 1998, the Board of Directors adopted the Stock Purchase Plan, under which a total of 200,000 shares of Common Stock has been reserved for issuance. Any employee who has been employed by the Company for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

         The Stock Purchase Plan will be implemented by eight semi-annual offerings of Common Stock beginning on each January 1 and July 1 in each of the years 1999, 2000, 2001 and 2002, and terminating on June 30 and

December 31 of each such year. The maximum number of shares issued in such years will be 50,000 in 1999, and 50,000 plus the number of unissued shares from prior offerings for each of 2000, 2001 and 2002.

         In addition, as approved by the Board of Directors on July 10, 1998, the Company has reserved 2.0 million shares of Common Stock under the Company's Stock Option Plan, as amended, and as of the date of the Offering granted 378,023 additional options at an exercise price of $9.00 per share. The existing options outstanding at the date of the initial public offering under the prior plan became immediately vested, except for 100,000 options outstanding.

         Key Executive Life Insurance. The Company maintains and is the sole beneficiary of key man life insurance policies of $8.0 million and $2.0 million on its Chairman and Vice-Chairman, respectively, and policies ranging from $150,000 to $2.0 million on certain other key executives.

9.  COMMITMENTS

Leases

         The Company conducts operations from leased office facilities. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ended December 31, 1997.

         Rental expense for the year ended December 31, 1997 was $476,033 and $406,105 and $648,558 for the nine months ended September 30, 1997 and 1998 (unaudited), respectively.

         At December 31, 1997, approximate minimum rental commitments under all non-cancelable leases having terms in excess of a year are as follows:

                     1998      $     451,806
                     1999            445,787
                     2000            446,737
                     2001            148,430
                               -------------
                               $   1,492,760
                               =============

10.  RELATED PARTY TRANSACTIONS

         The Company had accounts receivable of $603,118, and $61,623, accounts payable of $5,277, and $76,057 and accrued expenses of $2,621,523, and $(98,350) to related parties at December 31, 1997, and at September 30, 1998 (unaudited), respectively.

         The Company has entered into compensation and employment agreements with certain key employees. The agreements provide for an indefinite employment term, compensation, stock bonuses, expense reimbursements and participation in benefit plans and are subject to the employees' compliance with certain provisions.

         The Company and its Chairman, Mr. Wamberg, are the parties to a Principal Office Agreement dated July 29, 1993, pursuant to which The Wamberg Organization markets, on behalf of the Company, life insurance and administrative and consulting services, and the Company furnishes to The Wamberg Organization marketing materials and concepts, program design ideas, selected life insurance products, specimen plan documents and administrative services. The agreement can be terminated by either party upon 90 days' written notice. The Wamberg Organization's commissions range between 65.0% and 70.0% of total revenue depending on the amount of total revenue generated from a case. Commissions and fees payable to The Wamberg Organization are net of any of the Company's administrative costs as determined by the Board of Directors. Pursuant to the terms of the Principal Office Agreement, The Wamberg Organization was paid, approximately $7,792,000, $2,922,406 and $4,954,518 in 1997 and for the
nine months ended September 30, 1997 and 1998 (unaudited), respectively, for commissions and fees earned. The terms and conditions of Mr. Wamberg's Principal Office Agreement are similar in all material respects to the terms and conditions of such agreements with other producers designated as principals.

         The Company has transactions with affiliated entities. The Company provides services for affiliates and is reimbursed for these services at the Company's respective costs.

11.  JOINT VENTURE

         During 1994, the Company entered into an agreement to jointly develop, implement, distribute and market certain products for the corporate owned life insurance market. The investment in this joint venture is accounted for using the equity method. The Company's initial investment was minimal. The Company made advances to the joint venture in 1994 totaling approximately $100,000, which were expensed as incurred. The Company's participation is 50% and all of the joint venture's net cash flow is distributed quarterly, as provided in the agreement. Quarterly distributions to the Company by the joint venture have been recorded as other revenues in the accompanying statements of income in the amount of approximately $310,000 in 1997, and $216,468 and $190,881 for the nine months ended September 30, 1997 and 1998 (unaudited), respectively.

12.  EARNINGS PER SHARE

         The following table sets forth the computation of historical basic and diluted earnings per share:

                                                                               HISTORICAL
                                        -----------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,                      DECEMBER 31,
                                        -----------------------   ------------------------   ------------------------------------
                                           1998         1997          1998         1997         1997         1996         1995
                                        ----------   ----------   -----------   ----------   ----------   ----------   ----------
                                        (UNAUDITED)  (UNAUDITED)  (UNAUDITED)   (UNAUDITED)
Numerator:
  Net income (loss) .................   $2,382,313   $  888,713   $(2,628,317)  $  351,542   $4,233,889   $3,553,985   $2,217,796
Effect of dilutive
  securities:
  Interest on convertible
     debt (net of tax) ..............       39,945       24,414             *       24,414      125,036         --           --
                                        ----------   ----------   -----------   ----------   ----------   ----------   ----------

Numerator for diluted
  earnings per share ................   $2,422,258   $  913,127   $(2,628,317)  $  375,956   $4,358,925   $3,553,985   $2,217,796
Denominator:
  Denominator for basic
     earnings per share --
     weighted-average
     shares .........................    5,407,503    4,347,718     3,958,602    4,478,052    4,119,387    4,709,252    5,727,607
  Effect of dilutive
     securities:
     Stock options ..................      221,052         --               *         9837        7,277         --           --
     Convertible debt ...............      528,371      265,291             *       89,402      271,929         --           --
                                        ----------   ----------   -----------   ----------   ----------   ----------   ----------
  Denominator for diluted
     earnings per share --
     adjusted
     weighted-average shares
     and assumed
     conversions ....................    6,156,926    4,613,009     3,958,602    4,577,291    4,398,593    4,709,252    5,727,607
                                        ==========   ==========   ===========   ==========   ==========   ==========   ==========
     Basic earnings (loss)
       per share ....................   $     0.44   $     0.20   $      (.66)  $      .08   $     1.03   $     0.75   $     0.39
                                        ==========   ==========   ===========   ==========   ==========   ==========   ==========
     Diluted earnings (loss)
       per share ....................   $     0.39   $     0.20   $      (.66)  $      .08   $     0.99   $     0.75   $     0.39
                                        ==========   ==========   ===========   ==========   ==========   ==========   ==========

----------

* The effects of options and convertible debt have not been included as such effects would be antidilutive.

         The weighted average shares presented gives effect to the Merger described in Note 1 and has been accounted for as a reverse stock split ( 1/2 share for 1 share).

13.  SIGNIFICANT RISKS AND UNCERTAINTIES

         Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations, and therefore the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in tax legislation. Amendments to the federal tax laws enacted in 1996 and 1997 have reduced the advantages of certain purchases of business-owned life insurance. With limited exceptions, the 1996 amendment eliminated the ability to deduct interest on loans against the cash value of life insurance policies. In 1997, legislation imposed an interest disallowance rule that applied to all business-owned life insurance except for policies placed on employees, officers, directors and 20-percent owners. The effect of the 1997 legislation was to reduce otherwise allowable interest deductions by a ratio of unborrowed cash value to all other assets.

         In February 1998, the Clinton administration proposed eliminating the "employee, officer and director" exception to the interest disallowance rule as a part of its budget proposal. If such a proposal were to be enacted, it would significantly reduce the attractiveness of business-owned life insurance to companies that traditionally have high debt/equity ratios such as banks. Congress adjourned its 1998 legislative session without taking action on the Clinton administration's proposal. The Company is unable to predict whether a future Congress or administration would introduce the same or similar proposals. The Company believes, at the very least, any such proposal would fully grandfather existing business.

14. INTERIM FINANCIAL DATA (UNAUDITED)

                                                                              QUARTER
                                                          ---------------------------------------------
                                                          FIRST     SECOND     THIRD   FOURTH    TOTAL
                                                          ------    -------   -------  ------    ------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
         Summary of Quarterly Results:
         Revenue...............................    1997   $  5.5    $   5.8   $  11.0  $ 27.1    $ 49.4
                                                   1996      5.7        7.0       5.3    15.2      33.2
                                                   1995      5.6        4.8       3.4    13.2      27.0
         Pre-tax income (loss).................    1997   $  0.2    $  (0.7)  $   0.9  $  3.9    $  4.3
                                                   1996      0.6        0.7       0.2     2.2       3.7
                                                   1995      0.5        0.0      (0.7)    2.5       2.3
         Net income (loss).....................    1997   $  0.2    $  (0.7)  $   0.9  $  3.8    $  4.2
                                                   1996      0.6        0.7       0.2     2.1       3.6
                                                   1995      0.5        0.0      (0.7)    2.4       2.2
         Basic earnings (loss) per share           1997   $ 0.05    $ (0.16)  $  0.20  $ 1.27    $ 1.03
         (historical)..........................
                                                   1996     0.12       0.15      0.04    0.45      0.75
                                                   1995     0.10       0.00     (0.12)   0.41      0.39
         Diluted earnings (loss) per share         1997   $ 0.05    $ (0.16)  $  0.20  $ 1.03    $ 0.99
         (historical)..........................
                                                   1996     0.12       0.15      0.04    0.45      0.75
                                                   1995     0.10       0.00     (0.12)   0.41      0.39

15.  SUBSEQUENT EVENTS

         On October 1, 1998, the Company entered into a letter of understanding with the Wiedemann & Johnson Company (the "Pending Acquisition"), which provides for, among other things, the acquisition by the Company of the business and the assets of the Wiedemann & Johnson Company. The purchase price of the Pending Acquisition is $6.0 million, of which $4.0 million is payable in cash at the closing of the Pending Acquisition, and the issuance of a maximum of 166,667 shares of Common Stock (not to exceed a fair-market-value of $2.0 million). The consummation of the Pending Acquisition is subject to numerous conditions, including the consummation of the Offering, the approval of the Company's board of directors, obtaining all requisite regulatory approvals and the satisfactory completion of the Company's due diligence review. The Pending Acquisition is expected to close prior to November 18, 1998. The operations associated with the Pending Acquisition are anticipated to generate sufficient cash flow to cover the costs relating to the integration of the Weidemann & Johnson Company with the Company. The Pending Acquisition will be accounted for using the purchase method.

         On September 25, 1998, the Board of Directors approved the 1998 Non-Employee Director Stock Option Plan, pursuant to which the Company has reserved 100,000 shares of Common Stock. On October 1, 1998, the Company issued options to buy 1,666 shares of Common Stock to a non-employee director at an exercise price of $9.00 per share pursuant to the 1998 Non-Employee Director Stock Option Plan, and as of the date of this report, no other options have been granted under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT ACQUISITIONS

         Effective September 1, 1998, Clark/Bardes, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("CBI"), acquired substantially all the assets and the business of the Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation (collectively, the "Schoenke Entities"), based in Germantown, Maryland. The total purchase price was $17.0 million consisting of a $1.5 million secured refundable deposit paid prior to the Company's public offering (the "Offering"), cash at closing in the amount of $13.5 million and a promissory note issued by the Company in an amount equal to $2.0 million. Acquisition related expenses were $94,082. The Company allocated the purchase price as follows: approximately $758,000 to tangible assets, $750,000 to a non-compete agreement with the seller, approximately $15.1 million to the net present value of the Schoenke Entities expected future profits and approximately $457,000 to goodwill.

         The Schoenke Entities were engaged in the business of the design, implementation and administration of non-qualified executive benefits programs financed through life insurance. The Company's primary objective in acquiring the Schoenke Entities was to expand the Company's client and revenue base and acquire the capable sales support and administrative personnel of the Schoenke Entities. For the period beginning September 1, 1998 (the effective date of the Schoenke Entities acquisition) to September 30, 1998, the assets acquired from the Schoenke Entities generated total revenue of $327,259, and contributed $114,509 to operating income after deducting $62,000 for related amortization expense. The Company's historical results of operations for the three month and nine month period ended September 30, 1998 reflect the Schoenke Entities results from operations for a one month period.

         Effective September 1, 1997, Clark/Bardes, Inc., a Texas corporation and predecessor company (the "Predecessor Company") to CBI, acquired substantially all the assets and the business of Bank Compensation Strategies, Inc., a Minnesota based company ("BCS"), for a total purchase price in cash equal to $24.0 million, plus acquisition related expenses of $383,440. The historical results of operations for the three month and nine month period ended September 30, 1998 reflect BCS results from operations for the full period, and the historical results of operations for the three month and nine month period ended September 30, 1997 reflect BCS results for a one month period.

RESULTS OF OPERATIONS

         The following discussion compares the results of operations for the Company on a historical basis for the three month and nine month period ended September 30, 1998 with the historical results of operations for the Company for the three month and nine month period ended September 30, 1997. The following discussion also compares the pro forma results of operations for the Company for the nine month period ended September 30, 1998 adjusted to give effect to the acquisition of the Schoenke Entities as if such transaction had occurred at the beginning of the period presented, with the results of operations for the Company for the nine month period ended September 30, 1997 adjusted to give effect to the acquisition of BCS and the Schoenke Entities as if such transactions had occurred as of the beginning of the period presented. The pro forma information is provided in Note 2 to the financial statements, entitled "Acquisitions."

Three Month and Nine Month Periods Ended September 30, 1998 and September 30, 1997--Historical Comparison

         Total Revenue. Total revenue increased to $17.6 million for the three month period ended September 30, 1998 as compared to $11.0 million for the three month period ended September 30, 1997, representing an increase of 60.2%. This increase reflects the full-period acquisition results of BCS, which contributed $7.5 million for the three month period ended September 30, 1998 as compared to $948,404 for the same period ended September 30, 1997 which reflects one month of BCS operating results. Total revenue increased to $46.6 million for the nine month period ended September 30, 1998 as compared to $22.3 million for the nine month period ended September 30, 1997. The results for the nine month period ended September 30, 1998 reflects contributions of $27.3 million from the core benefits business (including the Schoenke Entities) and $19.3 million from BCS community bank business.

         The strong revenue growth for the three month and nine month periods ending September 30, 1998 was achieved despite the loss of approximately $2.8 million of renewal revenue due to a significant downsizing by one particular customer that resulted in the surrender of their program. At this time, management does not foresee similar circumstances that would have a material adverse result with any of its other large customers.

         Commission and Fee Expense. Commission and fee expense increased to $11.0 million for the three month period ended September 30, 1998 as compared to $7.1 million for the three month period ended September 30, 1997, representing an increase of 54.8%. Commission and fee expense as a percentage of total revenue decreased to 62.6% for the three month period ended September 30, 1998 as compared to 64.8% for the three month period ended September 30, 1997. This reduction in commission and fee expense as a percentage of total revenue was due to a favorable product mix, from business on which a smaller than usual percentage of revenue was distributed to producers. This favorable product mix is not representative of a trend, but management believes the reduction in commission expense as a percentage of revenues will continue primarily due to acquisitions. Commission and fee expense increased to $29.3 million for the nine month period ended September 30, 1998 as compared to $14.4 million for the nine month period ended September 30, 1997. Commission and fee expense as a percentage of total revenue decreased to 62.7% for the nine month period ended September 30, 1998 as compared to 64.6% for the nine month period ended September 30, 1997. This reduction in commission and fee expense as a percentage of total revenue was also due to a favorable product mix and is not representative of a trend.

         General and Administrative Expense. General and administrative expense increased to $4.6 million for the three month period ended September 30, 1998 as compared to $2.7 million for the three month period ended September 30, 1997, representing an increase of 72.2%. This increase reflects the full-period general and administrative expense of BCS, which was $1.3 million for the three month period ended September 30, 1998 as compared to $262,183 for the same period ended September 30, 1997 which reflects one month of operating results. General and administrative expense as a percent of total revenue was 26.2% for the three month period ended September 30, 1998 as compared to 24.3% for the three month period ended September 30, 1997. This increase reflects the timing of general and administrative expense for the quarter. Management believes this proportionally higher general and administrative expense is temporary and is not reflective of a trend. General and administrative expense increased to $13.0 million for the nine month period ended September 30, 1998 as compared to $7.3 million for the nine month period ended September 30, 1997, representing an increase of 78.5%. General and administrative expense as a percent of total revenue was 28.0% for the nine month period ended September 30, 1998 as compared to 32.7% for the nine month period ended September 30, 1997. The improvement in general and administrative expense as a percentage of total revenue over the nine month period was due primarily to the elimination of certain expenses as a result of the BCS acquisition.

         Amortization. Amortization expense equaled $356,494 for the three month period ended September 30, 1998 and $798,439 for the nine month period ended September 30, 1998, reflecting the full-period amortization of intangible assets capitalized as a result of the BCS acquisition and $62,000 relating to the acquisition of the Schoenke Entities. Amortization expense was $134,717 for the three month and nine month period ended September 30, 1997.

         Non-recurring Operating (Expense) Income. A non-recurring increase to operating income of $500,000 was recorded for the three month period ended September 30, 1998. This amount was related to the final fair market value adjustment to its common stock put warrants. The Company originally accrued a $5.3 million non-recurring operating expense in the second quarter of 1998, which approximated the warrants fair market value at the time. The final amount paid to extinguish the warrants in August 1998 was reduced by $500,000, resulting in non-recurring operating income for the third quarter. The non-recurring operating expense equals $4.8 million for the nine month period ended September 30, 1998.

         Income (Loss) from Operations. Income from operations was $2.1 million for the three month period ended September 30, 1998 ($1.6 million excluding the non-recurring item), compared to $1.1 million for the three month period ended September 30, 1997, representing an increase of 100.5% (53.2% excluding the non-recurring item). This increase primarily reflects the Company's strong revenue growth for the quarter. Income from operations as a percent of revenue (excluding the non-recurring item) was 9.2% for the three month period ended September 30, 1998, as compared to 9.6% for the three month period ended September 30, 1997. The reduction in income from operations as a percent of revenue was due to the increase in amortization expense. For the nine month period ended September 30, 1998 the Company recorded a loss from operations of $1.2 million ($3.6 million income excluding the non-recurring item), as compared to $452,920 for the three month period ended September 30, 1997. Income from operations as a percent of revenue (excluding the non-recurring item) was 7.6% for the nine month period ended September 30, 1998, as compared to 2.0% for the nine month period ended September 30, 1997. Strong revenue growth was also the primary contributing factor for the improvement in operating margin for the nine month period ending September 30, 1998.

         Total Other Income (Expense). Other income and expense for the three month period ended September 30, 1998 was $543,489 in expense as compared to $168,443 in expense for the three month period ended September 30, 1997. The amount for the three month period ended September 30, 1998 included interest income of $220,508 and interest expense of $763,537 as compared to interest income of $39,285 and interest expense of $207,411 for the three month period ended September 30, 1997. Total other income and expense for the nine month period ended September 30, 1998 was $2.2 million in expense as compared to $101,378 in expense for the nine month period ended September 30, 1997. The amount for the nine month period ended September 30, 1998 included interest income of $388,132 and interest expense of $2.6 million. The increase in interest expense for the three month and nine month periods ended September 30, 1998 was primarily due to debt incurred as a result of the BCS acquisition.

         Income before Income Tax (Expense) Benefit. Income before taxes was $1.6 million for the three month period ended September 30, 1998 ($1.1 million excluding the non-recurring item), compared to $888,713 for the three month period ended September 30, 1997, representing an increase of 77.3% (21.1% excluding the non-recurring item). Income before taxes (excluding the non-recurring item) was $1.4 million for the nine month period ended September 30, 1998, compared to $351,542 for the nine month period ended September 30, 1997. The growth in pre-tax income is a reflection of the Company's operating results offset by its financing costs.

         Income Tax (Expense) Benefit. Effective July 31, 1998 the Company changed its tax status from an S corporation to a C corporation, which significantly changed the Company's treatment for federal income tax purposes. As a result of the change, the Company recorded a non-recurring deferred tax benefit of $806,211. Pro-forma income tax expense, which represents the estimated income tax expense the Company would have incurred as if it were a C corporation for the entire period, was $427,200 for the three month period ended September 30, 1998 and $352,800 for the three month period ended September 30, 1997. Pro-forma income tax expense was $544,145 for the nine month period ended September 30, 1998 and $139,600 for the nine month period ended September 30, 1997.

         Net Income (Loss). Net income was $2.4 million for the three month period ended September 30, 1998. Excluding the non-recurring operating revenue and income tax benefit and applying the expected C corporation tax rate, net income is estimated at $647,100 for the period. Net income was $888,713 for the three month period ended September 30, 1997. Applying the expected C corporation tax rate, net income is estimated at $535,915 for the comparable 1997 period. Based on these estimates, this represents an increase of 20.8%. The net loss for the nine month period was $2.6 million. Excluding the non-recurring operating expense and income tax benefit and applying the expected C corporation tax rate, net income is estimated at $826,500 for the period. Net income was $351,542 for the nine month period ended September 30, 1997. Applying the expected C corporation tax rate, net income is estimated at $211,941 for the comparable 1997 period.

Three Month and Nine Month Periods Ended September 30, 1998 and September 30, 1997--Pro Forma Comparison

     Total Revenue. Pro forma revenue, which is adjusted as if the acquisition of BCS and the Schoenke Entities had occurred at the beginning of the periods presented, increased to $51.5 million for the nine month period ended September 30, 1998 as compared to $39.0 million for the nine month period ended September 30, 1997, representing an increase of 32.3%. This increase reflects strong growth excluding acquisitions, in addition to growth of the acquired entities. The pro forma results reflect contributions of $32.5 million from the core benefits business (including the Schoenke Entities) and $19.3 million from BCS community bank business for the nine month period ended September 30, 1998, as compared to $25.2 million from the core benefits business (including the Schoenke Entities) and $13.8 million from BCS community bank business for the nine month period ended September 30, 1997.

         Income (Loss) from Operations. The pro forma loss from operations was $938,623 for the nine month period ended September 30, 1998, which includes the non-recurring operating expense of $4.8 million described above. Pro forma operating income was $3.9 million excluding the non-recurring item, as compared to $234,610 for the three month period ended September 30, 1997. Income from operations as a percent of revenue (excluding the non-recurring item) was 7.5% for the nine month period ended September 30, 1998, as compared to 0.6% for the nine month period ended September 30, 1997. These figures include pro forma amortization expense of $1.3 million for the periods presented.

         Net Income (Loss). The pro forma net loss was $3.1 million for the nine month period ended September 30, 1998. Excluding the non-recurring operating revenue and income tax benefit and applying the expected C corporation tax rate, net income is estimated at $532,076 for the period. The pro forma net loss was $1.2 million for the nine month period ended September 30, 1997. Applying the expected C corporation tax rate, net income is estimated at $728,403 for the comparable 1997 period.

PENDING ACQUISITION

         On October 1, 1998, CBI entered into a letter of understanding with the Wiedemann & Johnson Company, which provides for, among other things, the acquisition by CBI of the business and the assets of the Wiedemann & Johnson Company (the "Pending Acquisition"). The purchase price of the Pending Acquisition is $6.0 million, of which $4.0 million is payable in cash at the closing of the Pending Acquisition, and the issuance of a maximum of 166,667 shares of Common Stock (not to exceed a fair market value of $2.0 million). The consummation of the Pending Acquisition is subject to numerous conditions, including the approval of the Company's board of directors, obtaining all requisite regulatory approvals and the satisfactory completion of the Company's due diligence review. The Pending Acquisition is expected to close prior to November 18, 1998. The operations associated with the Pending Acquisition are anticipated to generate sufficient cash flow to cover the costs relating to the integration of the Wiedemann & Johnson Company with the Company. The Pending Acquisition will be accounted for using the purchase method.

LIQUIDITY AND FINANCIAL RESOURCES

         Sources of Cash. The Company produced net cash flow from operations of $4.0 million for the nine month period ended September 30, 1998, as compared to $1.0 million for the nine month period ended September 30, 1997. The large increase in net cash flow from operations for the three month period ended September 30, 1998 was due largely to the collection of and resulting decrease in trade receivables, which decreased by $5.1 million to $2.6 million. Cash flow from operations includes the $4.8 million payment for the warrants, which was classified as an operating expense. As of September 30, 1998 the Company had cash and cash equivalents of $15.9 million, and total current assets of $19.1 million. The primary source of these cash balances was the proceeds from the initial public offering.

         Uses of Cash. $15.0 million was used to consummate the acquisition of the Schoenke Entities. The total purchase price was $17.0 million, which includes a $2.0 million promissory note issued by CBI to the sellers of the Schoenke Entities. On August 24, 1998, CBI paid certain warrant holders an amount equal to $4.9 million in exchange for the extinguishment of warrants representing the right to purchase 1,525,424 shares of Common Stock. On August 24, 1998, CBI made a principal prepayment of $1.0 million on its medium term notes in addition to scheduled principal payments in the amount of $2.9 million for the three months ending September 30, 1998.

         On July 31, 1998, the Company paid a dividend in an amount equal to $3.2 million or $1.00 per share. Such amount was paid from existing cash reserves.

         Credit Facilities. As of September 30, 1998, the Company owed an aggregate of $30.3 million under outstanding debt obligations. Of this amount $5.5 million is due within the next twelve months. Outstanding debt includes $1.2 million of convertible notes which have since been converted to Common Stock. Since January 1, 1998, cash flow from operations was more than sufficient to cover scheduled principal and interest payments on existing indebtedness as well as the Company's working capital requirements.

         Effective August 24, 1998, the Company restructured its Senior Secured notes and Second Priority Senior Secured notes. The interest rates on the 10.5% Senior Secured Notes due August 2002 and the 11.0% Second Priority Senior Secured Notes due August 2004 were reset to 7.84% and 8.86%, respectively. The Restructured Notes may be prepaid without penalty and will be secured by a first priority security interest in, among other things, all of the Company's renewal commissions other than the renewal commissions from BCS and the Schoenke Entities. Further, the Company is subject to operational restrictions and financial covenants, including a requirement that the Company obtain a working capital credit facility no later than March 31, 1999, a prohibition against certain payments, a limitation on the payment of dividends, a limitation on the incurrence of indebtedness and the maintenance of certain financial ratios.

         The Company is currently in discussions with potential lenders regarding establishing a working capital and acquisition capital facility. The Company expects to have these facilities in place before the end of 1998.

         The Company believes that its net cash flow from operations will continue to provide sufficient funds to service all of its debt obligations. This belief is based on the predictability and magnitude of the Company's future revenue stream. Specifically, renewal revenue in future periods, which is not reflected on the Company's balance sheet is estimated by the Company to represent approximately $197.3 million in total revenue over the next five years. However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

         Further expansion of the Company's business through acquisitions may require the Company to incur additional indebtedness or issue equity securities. There can be no assurance that additional debt (including the working capital credit facility of at least $3.0 million that the Company is required to obtain by the Restructured Notes) or equity will be available to the Company or, if available, will be on terms acceptable to the Company.

         As the Company's business grows, its working capital and capital expenditures will also continue to increase. Management believes that net cash flows from operations will be sufficient to finance the Company's working capital and capital expenditures for the next twelve months. There can be no assurance, however, that the net cash flows from operations will be sufficient to meet the Company's anticipated requirements or that the Company will not require additional debt or equity financing within this time frame.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this data field limitation, could disrupt activities in the normal business cycle. Based on previous and ongoing internal reviews, management believes that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. However, significant uncertainty exists concerning the potential costs and effects of the Year 2000 problem. The Company is continuing its assessment of Year 2000 issues and taking steps to prevent these issues from adversely affecting its future operating results. This ready process includes, but is not limited to, preparing an inventory of potential Year 2000 issues, determining functions affected, performing remediation as necessary, testing software and equipment and recording results.

         In its assessment of Year 2000 issues, the Company is specifically focusing on its software applications and associated software products, hardware, facilities, communications equipment and security systems. The Company's proprietary financial modeling and Unix-based administrative systems that support its insurance-financed employee benefit programs were designed to be Year 2000 ready. During 1998 the Company upgraded its network software to be Year 2000 compliant.

         In addition to evaluating its own systems for Year 2000 compliance, the Company is also communicating with and requesting information from its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which the internal systems of such entities are vulnerable to Year 2000 issues. Third parties that have relationships with the Company, including insurance companies and clients, may experience significant operational difficulties if their computer systems do not properly recognize date sensitive information when the year changes to 2000. While these computer malfunction issues may have a material adverse effect on the operations of such third parties, which may, in turn, have a material adverse effect on the Company, management presently believes that Year 2000 issues will not require the Company to incur any material costs and do not pose significant operational problems for the Company. However, the Company is not able to determine the extent to which such third parties, such as insurance companies and clients, may experience Year 2000 issues. Any Year 2000 problem of either the Company or third parties that have relationships with the Company could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that to the extent that any insurance companies which have a relationship with the Company are unable to become Year 2000 compliant, the Company will be able to enter into relationships on a going forward basis with other insurance companies that are Year 2000 compliant.

         The Company's costs, as of September 30, 1998, related to the above Year 2000 compliance efforts total approximately $50,000. Total costs associated with the Company's Year 2000 readiness process, consisting of both internal and external resources, are expected to range between $150,000 and $200,000. The Company anticipates financing these costs with cash generated from operations. The Company has not yet fully completed its Year 2000 assessment and remediation efforts. Based on its experience to date, the Company presently believes that the Year 2000 issues will not pose significant operational problems for the company directly or as a result of any Year 2000 issues of suppliers or customers.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)  Not Applicable.

        (b)  Not Applicable.

        (c) Recent Sales of Unregistered Securities. On July 10, 1998, September 25, 1998 and October 1, 1998, the Company granted options to purchase an aggregate of 380,689 shares of the Company's common stock, par value $0.01 per share ("Common Stock") to 18 employees, two directors and four producers. These options vest over a period of time following their respective dates of grant. Each option is exercisable at $9.00 per share. These grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

        (d) Use of Proceeds. On August 19, 1998, in connection with the Company's initial public offering of Common Stock, the Company's Registration Statement on Form S-1 (File No. 333-56799) was declared effective by the Securities and Exchange Commission. The Company sold all 4.0 million shares of Common Stock registered in connection with the initial public offering at a price of $9.00 per share, generating gross offering proceeds of $36.0 million. The offering was managed by Bear, Stearns & Co. Inc., Piper Jaffray Inc. and Conning & Company. The initial public offering closed on August 24, 1998, and after deducting approximately $2.5 million in underwriting discounts and commissions and approximately $1.7 million in other related issuance costs, the net proceeds received by the Company was approximately $31.8 million.

        A portion of the net offering proceeds equal to $13.5 million was used to consummate the purchase of substantially all of the assets of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation (collectively, the "Schoenke Entities"). The total purchase price of the Schoenke Entities was $17.0 million consisting of a $1.5 million secured refundable deposit paid prior to the Offering, cash at closing in the amount of $13.5 million and a promissory note issued by CBI to the sellers of the Schoenke Entities in an amount equal to $2.0 million. On August 24, 1998, CBI paid certain warrant holders an amount equal to $4.9 million in exchange for the extinguishment of warrants representing the right to purchase 1,525,424 shares of Common Stock. On August 24, 1998, CBI made a principal prepayment of $1.0 million on its medium term notes. The remaining proceeds of approximately $12.4 million have been invested in short-term, investment-grade, interest-bearing securities and will be used for general corporate purposes, including working capital and the possible acquisition of the Wiedemann & Johnson Company, a Texas corporation, and the purchase of renewal revenue from The Wamberg Organization for approximately $7.5 million, scheduled for January 1999.

        None of the expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finder's fees, expenses paid to or for underwriters, other expenses and total expenses resulted in direct or indirect payments to directors or officers of the Company, or to persons owning 10% or more of any class of equity securities of the Company, or to affiliates of the Company. Other than salary and reimbursements paid to directors and officers, none of the offering proceeds was paid directly or indirectly to directors, officers, general partners of the issuer or their associates, or to persons owning 10% or more of any class of securities of the Company, or to affiliates of the Company.

        Under the terms of the Company's Senior Secured Notes due August 9, 2002 and Second Priority Senior Secured Notes due August 9, 2004, the Company cannot declare or pay any dividends or incur any liability to make any other payment or distribution to its stockholders, may not make any distributions to purchase, redeem, or retire any of the Company's capital stock, is subject to certain limitations on the incurrence of indebtedness and must maintain certain financial ratios.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               4.1 Specimen Certificate for shares of Common Stock, $0.01 par value, of the Company, incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Form S-1 (No. 333-56799) filed with the Commission on July 27, 1998.

               4.2 Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-56799) filed with the Commission on July 12, 1998.

               4.3      Bylaws of the Company, incorporated by reference to
                        Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-56799) filed with the Commission on July 12, 1998.

               4.4 Rights Agreement, by and between the Company and The Bank of New York, dated as of July 10, 1998.

               10 Letter of Understanding, dated October 1, 1998, by and between the Company and the Wiedemann & Johnson Company.

               11       Statement regarding computation of per share earnings.

               27       Financial Data Schedule.


         (b)   Reports on Form 8-K

               A Current Report on Form 8-K, dated September 18, 1998, was filed on October 2, 1998 relating to CBI's acquisition of the businesses and substantially all of the assets of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation and containing the balance sheets of Schoenke & Associates Corporation as of December 31, 1996 and 1997 and as of June 30, 1998 (unaudited) and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 and the six months ended June 30, 1997 and 1998 (unaudited) and the Company's Unaudited Pro Forma Balance Sheet as of June 30, 1998 and Unaudited Pro Forma Statement of Operations for the year ended December 30, 1997 and the six months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 16, 1998


                                       CLARK/BARDES HOLDINGS, INC.


                                       /s/ MELVIN G. TODD
                                       -------------------------------------
                                       Melvin G. Todd
                                       President and Chief Executive Officer



                                       /s/ THOMAS M. PYRA
                                       -------------------------------------
                                       Thomas M. Pyra
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           -----------------------
4.1               Specimen Certificate for shares of Common Stock, $0.01 par value, of the Company, incorporated herein by reference to
                  Exhibit 4.1 to the Company's Amendment No. 1 to Form S-1 (No.
                  333-56799) filed with the Commission on July 27, 1998.

4.2 Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-1 (No. 333-56799) filed with the Commission on July 12, 1998.

4.3               Bylaws of the Company, incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form S-1 (No.
                  333-56799) filed with the Commission on July 12, 1998.

4.4 Rights Agreement, by and between the Company and The Bank of New York, dated as of July 10, 1998.

10 Letter of Understanding, dated October 1, 1998, by and between the Company and the Wiedemann & Johnson Company.

11                Statement regarding computation of per share earnings.

27                Financial data schedule.