Form 10-K
period 1998-12-31
CLARK/BARDES HOLDINGS INC
filed 1999-03-31
CIK 1063980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                       COMMISSION FILE NUMBER: 000-24769

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

      (Registrant's telephone number including area code): (214) 871-8717

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF SECURITIES                       EXCHANGES ON WHICH REGISTERED
             -------------------                       -----------------------------
                     None                                      not applicable

          Securities registered pursuant to section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $ .01 PER SHARE
                                (Title of class)
        JUNIOR PARTICIPATING PREFERRED STOCK, SERIES A, PURCHASE RIGHTS
                           PAR VALUE, $.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 17, 1999, there were 8,202,535 shares of common stock outstanding.

     As of March 17, 1999, the aggregate market value of common equity held by non-affiliates was $86,188,006.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement for the 1999 annual meeting is incorporated into Part III of this Form 10-K by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                           PAGE
                                                                           ----
FORWARD-LOOKING STATEMENTS..............................................     1
PART I
  ITEM 1.   BUSINESS....................................................     1
  ITEM 2.   PROPERTIES..................................................    12
  ITEM 3.   LEGAL PROCEEDINGS...........................................    12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    12
PART II
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................    13
  ITEM 6.   SELECTED FINANCIAL DATA.....................................    14
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................    15
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................    32
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    32
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................    32
PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    33
  ITEM 11.  EXECUTIVE COMPENSATION......................................    33
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................    33
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    33
PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K.......................................................    33
SIGNATURES

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act "), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to Clark/Bardes Holdings, Inc. and Clark/Bardes, Inc., its subsidiary (collectively, "Clark/Bardes"), or Clark/ Bardes' management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Clark/Bardes' management as well as assumptions made by and information currently available to Clark/Bardes. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to risks associated with changes in tax legislation, dependence on key producers, Clark/Bardes' dependence on persistency of existing business, credit risk related to renewal revenue, acquisition risks, risks related to significant intangible assets, competitive factors and pricing pressures, dependence on certain insurance companies, changes in legal and regulatory requirements and general economic conditions and other factors described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect Clark/ Bardes' current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to Clark/Bardes' operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to Clark/Bardes or individuals acting on Clark/Bardes' behalf are expressly qualified in their entirety by this paragraph.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Clark/Bardes Holdings, Inc., a Delaware corporation ("CBH"), and Clark/Bardes, Inc., a Delaware corporation and a wholly owned subsidiary of CBH ("CBI"), were formed in June 1998 in contemplation of the initial public offering that was completed on August 19, 1998. CBH is the holding company for CBI. CBI is the operating company of CBH and is the successor corporation to Clark/Bardes, Inc., a Texas corporation (the "Predecessor Company"), formed in 1967.

     In connection with the initial public offering, each of CBH, CBI and the Predecessor Company entered into a reorganization agreement (the "Reorganization Agreement") which provides for a two step merger resulting in the Predecessor Company merging with and into CBI (the "Merger") with each stockholder of the Predecessor Company receiving one-half of one share of CBH's common stock, par value $0.01 per share (the "Common Stock"), for each share of Predecessor Company common stock held by such existing stockholder and a series of transactions, including (i) a restructuring of CBI's 10.5% Senior Secured Notes due August 2002 (the "Senior Secured Notes") and 11.0% Second Priority Senior Secured Notes due August 2004 (the "Second Priority Senior Secured Notes"), (ii) the conversion of CBI's 8.5% Convertible Subordinated notes due September 2007 into 813,559 shares of Common Stock, (iii) an extinguishment by CBI of warrants representing the right to purchase 1,525,424 shares of Common Stock, (iv) a purchase of renewal revenue due to W.T. Wamberg and The Wamberg Organization,
(v) the incorporation of Clark/ Bardes of Texas, Inc., a Texas corporation, formed for the purpose of marketing certain insurance products within the state of Texas, and (vi) the termination by its terms of the Second Amended and Restated Stockholders' Agreement among the Predecessor Company and each of the former stockholders of the Predecessor Company. The Merger, which was consummated effective August 1, 1998, was treated for accounting purposes as a reorganization of entities under common control utilizing historical cost which is similar to pooling of interests.

     Unless the context otherwise requires, all references in this Form 10-K to "Clark/Bardes" means CBH together with its wholly owned subsidiary CBI and the Predecessor Company, and all dates, periods or events prior to the Merger refer to the Predecessor Company.

GENERAL

     Since its inception in 1967, Clark/Bardes has designed, marketed and administered insurance-financed employee benefit programs to large corporations and banks. Clark/Bardes' clients use these sophisticated programs primarily to offset the costs of employee benefit liabilities and to supplement and secure benefits for key executives. Clark/Bardes' revenue is earned primarily from (i) commissions paid by the insurance companies that underwrite the policies underlying Clark/Bardes' programs and (ii) fees paid by clients in connection with initial program design and the ongoing administrative services provided by Clark/Bardes. Such commissions and fees are usually long-term and recurring and are typically paid annually and extend over a period of ten years or more after a sale.

     Clark/Bardes has experienced rapid growth since December 31, 1995. Effective September 1, 1997, Clark/Bardes acquired substantially all the assets and the business of Bank Compensation Strategies, Inc., a Minnesota based company ("BCS"), that designs, markets and administers insurance-financed employee benefit programs and related compensation, salary and benefit plans for community and regional banks.

     On September 1, 1998, Clark/Bardes acquired the assets of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation (collectively, "Schoenke") and on November 1, Clark/Bardes acquired the assets of Wiedemann & Johnson Company ("Wiedemann"). Schoenke and Wiedemann specialize in the design and administration of insurance based employee benefit plans for large corporations and banks. Through sales generated by a group of specialized independent producers and the integration of the assets acquired from BCS, Clark/Bardes had a client base of over 1,200 as of December 31, 1998. Additionally, the inforce insurance coverage underlying Clark/Bardes' programs has increased from approximately $26.2 billion as of December 31, 1995 to approximately $62.6 billion as of December 31, 1998.

     Clark/Bardes has entered into non-binding negotiations to acquire the businesses and substantially all the assets of two unrelated, privately owned companies. The aggregate proposed purchase price for both would be approximately $45.0 million, subject to change. If consummated, the aggregate purchase price for both acquisitions would consist of approximately $19.9 million in cash at closing, the assumption of approximately $4.1 million in liabilities, a sellers' note for approximately $8.7 million and the issuance of approximately 711,000 shares of Common Stock having an agreed upon value of approximately $12.3 million. Of the potentially issuable shares, 384,000 shares of Common Stock, having a value of $6.8 million, is to be contingent upon the attainment of specified five year revenue and gross profit performance levels.

     In addition, the proposed terms contemplate the issuance of options, under employment agreements, to acquire approximately 361,000 shares of Common Stock, at market prices at the time of closing, to certain retained employees of the target companies upon the attainment of stipulated levels of revenue.

     These non-binding negotiations and the consummation of the acquisitions are subject to Clark/Bardes' ongoing review of the target companies, the execution of a definitive purchase agreements, and the satisfaction of certain conditions, including the approvals of Clark/Bardes' board of directors, the boards of directors of the target companies and the consent of Clark/Bardes lenders, among others. Accordingly, Clark/Bardes can give no assurance that the acquisitions will be completed and, if so, on the terms described above.

     Management believes additional growth opportunities exist and that Clark/Bardes' industry reputation, comprehensive in-house expertise, sophisticated administrative systems, quality producers and strong relationships with insurance companies provide Clark/Bardes with distinct competitive advantages. Clark/Bardes intends to increase its market share by combining these strengths with its core competencies of (i) designing proprietary programs customized to meet clients' needs, (ii) providing outstanding client service, and (iii) responding quickly to develop new products and services brought about by regulatory and legislative changes. In addition, management believes Clark/Bardes can be a leader in the consolidation of the highly fragmented insurance-financed employee benefit industry by offering liquidity, proprietary benefit and program designs, and administrative support to the owners of smaller firms. Finally, management intends to leverage Clark/Bardes' core competencies by entering into related markets such as compensation consulting and outsourcing of benefit plan administration services. Additional costs for acquisition activity, which include both financial expenditures and a reallocation of human resources, will require substantial cash and will be financed through cash from operations as well as future debt and equity offerings by Clark/Bardes.

     As of December 31, 1998, Clark/Bardes was represented by 45 producers in 40 independently operated sales offices located in 30 cities throughout the United States. These producers and Clark/Bardes' management own an aggregate of 51.3% of the outstanding Common Stock.

INDUSTRY

     Beginning in the early 1980s, corporations and banks began using life insurance to offset the costs of employee benefit liabilities with greater frequency than in the past. Since that time, several large insurers, including CIGNA, General American, Great-West, Life Investors and Nationwide, have committed significant resources to develop business-owned life insurance products for use in the insurance-financed employee benefit industry.

     The use of insurance to offset the costs of employee benefit liabilities historically has been affected by legislative change, both positive and negative. In the past, legislation has reduced the usefulness of traditional pension plans for highly-paid executives which, in turn, has increased the attractiveness of insurance-financed non-qualified benefit plans. On the other hand, legislation has limited interest deductibility on policy loans and restricted the use of business-owned life insurance to employees, officers, directors and 20-percent owners. The insurance-financed employee benefit industry will continue to be affected significantly by legislative change. Consequently, Clark/Bardes believes that the ability to respond quickly to legislative initiatives is a competitive advantage which can be used to increase market share.

     The insurance-financed employee benefit industry is highly fragmented. Management believes that many once dominant producers and producer groups have not kept pace with the numerous changes affecting the industry and are currently faced with a decreasing market share and the inability to provide adequate administrative support to existing clients. Clark/Bardes believes that those producers and producer groups who have not made the necessary and substantial investment in administrative systems and personnel will continue to experience difficulties in satisfying their clients' growing needs and demands and in meeting complex regulatory requirements. Clark/Bardes also believes that the ever-changing legislative and economic environments require product development systems and personnel that are more sophisticated and cost intensive than most producers and producer groups are able to justify economically. Given the highly fragmented nature of the industry, management expects significant consolidation to occur in the future.

CLARK/BARDES SEGMENTS

     Clark/Bardes conducts business from locations in Dallas, Texas, Minneapolis, Minnesota and Germantown, Maryland. Each of these locations has its own general manager, marketing and administrative staffs. The corporate executive and administrative staffs are located in the Dallas office.

     All of Clark/Bardes' locations are in the same business, the design, marketing and administration of insurance financed employee benefit programs to large corporations and community, regional and money center banks. The distinction between these locations is in their geographical location and that each has its own client base as well as its own marketing, administrative staffs and management.

     Clark/Bardes evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest or corporate administrative expenses. There are no intersegment revenues or expenses and all revenues come from clients within the United States. In 1998, Clark/Bardes adopted Statement of Financial Accounting Standards ("SFAS") No. 131 of the Financial Accounting Standards Board (the "FASB") "Disclosures About Segments of an Enterprise and Related Information," pursuant to which Clark/Bardes has three reportable segments based on its locations in Dallas, Minneapolis and Germantown. For revenue, income and asset information, see footnote 14 of the financial statements.

MAJOR CUSTOMER

     CBI generated in excess of 25% of its revenue in 1996 from two clients, in 1997 from three clients, and in 1998 from eight clients, respectively. Approximately 23% and 17.5% of CBI's commission and fee revenue for the years ended 1997 and 1998, respectively, was generated by The Wamberg Organization, which is wholly-owned by CBI's Chairman, W.T. Wamberg. Substantially all of the policies underlying the programs marketed by CBI are underwritten by 14 life insurance companies, of which seven accounted for approximately 78.9% and 76.3% of CBI's first-year commission revenue for the years ended December 31, 1997 and 1998.

STRATEGY

     Clark/Bardes' goal is to enhance its role as a provider of innovative benefit and insurance solutions to corporations and banks throughout the United States. To accomplish this goal, Clark/Bardes intends to focus on the following:

     - Leverage Market Reputation. Clark/Bardes plans to leverage its reputation as an industry leader to expand current operations and to enter into related businesses.

     - Design Innovative Programs. Clark/Bardes intends to use its expertise in program development to create and market innovative, customized programs in order to facilitate Clark/Bardes' penetration of new markets and to satisfy the financial needs of its clients in a changing regulatory and economic environment.

     - Diversify Business. Clark/Bardes plans to identify and enter into related businesses in which its core competencies can be profitably employed. Examples of related businesses include compensation consulting, benefit plan administrative services and marketing to the non-profit sector.

     - Enhance Administrative Capabilities. Clark/Bardes intends to continue distinguishing itself from its competitors by enhancing its administrative capabilities, providing high quality administrative services and improving operating margins.

     - Pursue Consolidating Acquisitions. Clark/Bardes intends to take advantage of the expected consolidation in the insurance-financed employee benefit market and implement Clark/Bardes' design, distribution and service model on a wide-scale basis so as to increase market share, acquire producer and management talent, enter into new markets and improve operating margins through integration efficiencies.

ACQUISITION STRATEGY

     The insurance-financed employee benefit industry is highly fragmented. Management believes that significant opportunities exist to create a more efficient design, distribution and service system for insurance-financed employee benefit programs. Clark/Bardes is taking advantage of these opportunities by pursuing acquisitions on a selected basis. Management categorizes potential acquisition targets in two groups. The first group is comprised of smaller, less sophisticated companies that have not made the necessary investment in technology and personnel, and are finding it increasingly difficult to compete with the larger, more-developed firms. The second group is comprised of larger and more, sophisticated firms with a solid client base that are owned by a small number of producers who are eager to affiliate their firm with a more established organization.

     In establishing guidelines for evaluating a potential acquisition target, Clark/Bardes focuses on identifying organizations that can increase Clark/Bardes' market penetration, retain quality producers after the consummation of the acquisition, create cross-selling opportunities, provide opportunity for administrative cost savings and be effected in a manner that is accretive to Clark/Bardes' earnings. Using these guidelines, Clark/ Bardes evaluates a potential acquisition target based on factors such as the operating results and financial condition of the target business, its growth potential, the quality of its management and producers and the expected return in relation to other acquisition opportunities. As of December 31, 1998, management had identified approximately 100 companies each with annual revenue in excess of $3.0 million that are potentially attractive acquisition targets. Management believes Clark/Bardes' leadership, size, industry expertise and reputation, administrative systems and support and other long-term competitive advantages provide Clark/ Bardes with a decided advantage in its pursuit to acquire selected companies.

PROGRAMS AND PRODUCTS

     Clark/Bardes designs and markets a diverse array of insurance-financed employee benefit programs and provides comprehensive administrative services to meet the needs of its clients. Business-owned life insurance refers to life insurance policies purchased by a business that insure the lives of a number of employees. The business pays the premiums on, and is the owner and beneficiary of, such policies. Business-owned life insurance based programs are used primarily to offset a client's cost of providing employee benefits and to supplement and secure benefits for key executives. More specifically, the cash flow characteristics of business-owned life insurance policies are designed to closely match the long-term cash flow characteristics of a client's employee benefit liabilities. Further, business-owned life insurance offers certain advantages, including (i) the cash value of the policies grows on a tax deferred basis until withdrawal and (ii) the policies' death benefits are received tax-free. Finally, the tax deferred nature of the policies provides an attractive return.

     Currently, Clark/Bardes derives a majority of its total revenue from the sale of insurance products used to fund its proprietary programs. Clark/Bardes maintains relationships with insurance companies such as CIGNA, General American, Great-West, Life Investors, Nationwide, Phoenix Home Life and West Coast Life that are strategic in nature, with both parties committed to developing and delivering creative products with high client value. Clark/Bardes, through its actuaries, financial and other professionals, works closely with (i) clients to design custom products that meet the unique organizational needs of such client and (ii) selected insurance companies to develop unique policy features at competitive pricing.

     Clark/Bardes has invested significant time and resources in cultivating relationships with selected carriers, with certain relationships that are considered strategic in nature. However, Clark/Bardes does not consider its future success to be dependent on any specific insurance carrier. Management believes that there are over 50 top-tier insurance companies with the financial strength and resources to effectively compete in the large-case market and several hundred carriers suitable for Clark/Bardes' small-case business. Clark/Bardes limits the number of carriers with which it transacts business in order to maximize its bargaining power and resource utilization.

     Clark/Bardes entered into a five-year production agreement with General American that requires Clark/ Bardes to market and sell insurance products of General American comprising specified percentages of all insurance products sold by Clark/Bardes as measured by first year commissions payable with respect to such business. The percentages range from 10.0% to 25.0% depending upon the type of insurance product and product exclusivity provisions. The production agreement with General American provides that if Clark/ Bardes fails to meet the minimum production requirements, General American is entitled to offset future commissions otherwise payable to Clark/Bardes up to a maximum amount of $150,000 per year. Further, Clark/Bardes has entered into a five-year joint product development and production agreement with Phoenix Home Life. The agreement provides for the development of a new product for distribution by Clark/Bardes subject to minimum production requirements of at least $15.0 million in new premium. Prior to the development of the new product, Clark/Bardes will be obligated to sell minimum levels of existing Phoenix Home Life products. Noncompliance with any such minimum production amounts would subject Clark/ Bardes to penalties of $100,000 for any twelve month period during which such production is not met.

     In August 1998, Clark/Bardes entered into a five-year production agreement with Nationwide and Great West ("the Carriers") that requires Clark/Bardes to market and sell insurance products comprising specified percentages of all insurance products sold by Clark/Bardes as measured by first year commissions payable with respect to such business. The percentages range from 10.0% to 25.0% depending upon the type of insurance product and product exclusivity provisions. The production agreement provides that if Clark/Bardes fails to meet the minimum production requirements, the carriers are entitled to offset future commissions otherwise payable to Clark/Bardes up to a maximum amount of $150,000 each per year.

     Clark/Bardes may consider entering into additional product development and production agreements with other insurance companies in the future. The agreements entered into by Clark/Bardes with the insurance carriers typically provide for the marketing of an insurance carrier's insurance products by Clark/ Bardes, commission payment rates by insurance product, licensing of software for product illustrations, mutual indemnification provisions and short term termination provisions.

     Clark/Bardes' overall approach to marketing and client service is illustrated by the business-owned life insurance marketing process. First, Clark/Bardes performs the actuarial and insurable interest calculations necessary to determine the amount of life insurance an organization needs to purchase. Then, Clark/Bardes helps to design a program to meet that particular company's unique organizational needs. Next, Clark/Bardes arranges for the placement of the insurance coverage underlying the program with a financially stable insurance company. Last, Clark/Bardes provides the long-term administrative services associated with the program and the underlying business-owned life insurance policy.

     Clark/Bardes markets a wide variety of business-owned life insurance based programs, including bank-owned life insurance, deferred income plans ("DIPs"), supplemental executive retirement plans ("SERPs") and supplemental offset plans ("SOPs") and also markets group term carve out plans ("GTCO").

     The following table sets forth the total revenue by product category for the years ended December 31, 1998 and 1997.

                                                                TOTAL REVENUE
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Large case..................................................  $22,063   $16,180
  Small case................................................   29,359     8,451
  DIP and SERP..............................................    6,030     5,352
SOP.........................................................    3,033     3,379
GTCO........................................................    5,116     3,534
Discontinued products(1)....................................    5,430    10,427
Miscellaneous case revenue(2)...............................    3,735     2,132
                                                              -------   -------
          Total.............................................  $74,766   $49,455

---------------

(1) Includes renewal revenue from products used in existing plans which are no longer marketed because of legislative changes.

(2) Includes revenue from miscellaneous programs and other revenue sources.

     Bank-Owned Life Insurance. Bank-owned life insurance refers to business-owned life insurance purchased by a bank. The Office of the Comptroller of the Currency provides guidelines that tie the purchase of bank-owned life insurance to the costs of offsetting employee benefits on an aggregate basis. Clark/Bardes was the first organization to implement large case bank-owned life insurance programs, which are designed for, and marketed to, banks with assets in excess of $1.0 billion. As a result of the BCS acquisition, Clark/Bardes now markets small case bank-owned life insurance programs, which are used to offset benefit costs for executives and directors of regional and community banks with assets of less than $1.0 billion. Clark/Bardes markets a wide variety of bank-owned life insurance, including fixed yield policies (general account policies), variable yield policies (separate account policies) and a Protected Equity Plan (a hybrid policy which provides the minimum return of a fixed yield policy with the upside potential of a variable yield policy).

     Deferred Income Plans. DIPs allow corporate executives to defer a portion of their current income on a tax-deferred basis. The deferred income and interest in a properly designed and administered DIP grows on a tax-deferred basis until distributions are made to the executive, usually at retirement. Corporations often purchase life insurance to create an asset in order to offset the costs of the liability created by a DIP. DIPs can be structured in a variety of ways, including "traditional" DIPs, which credit the deferred income amount with a fixed rate of interest and use fixed yield life insurance products to offset the costs of the company's liability, and "variable" DIPs, which credit the deferred income amount with interest based on a bond or equity index and use variable yield life insurance products to offset the costs of the company's liability. In an effort to provide additional security for executives, corporations usually create a trust to hold the related insurance policies.

     Because DIPs provide executives with a method to defer income at little or no cost to the corporation, management believes that the demand for these plans will continue to rise, as corporations implement new plans or expand the availability of existing plans.

     Supplemental Executive Retirement Plans. SERPs are specifically designed to supplement the dollar limitation on benefits paid from qualified pension plans. The 1993 Omnibus Budget Reconciliation Act ("OBRA") lowered the maximum dollar amount of compensation that can be used to determine the pension benefits payable to an executive from a qualified plan to $150,000. OBRA had significant adverse effects on defined benefit, defined contribution and 401(k) plans. As a result, non-qualified plans such as SERPs, which are not subject to the same stringent rules, have increased in popularity. SERPs are funded with the same insurance products and strategies used to fund DIPs.

     Supplemental Offset Plans. SOPs are designed to supplement an executive's income by restoring retirement benefits previously limited by legislative changes. Using a technique commonly known as "split dollar," SOPs are funded with insurance policies. Ownership rights to an individual policy are shared between the corporation and the executive. The corporation and the executive share in the insurance policy's increasing cash value and death benefits. The corporation pays the premiums, but recovers these expenditures from its share of the policy's proceeds. The executive's interest in such policy is targeted to equal the present value of the retirement benefits due at the time of such executive's retirement.

     Group Term Carve Out Plans. Currently, a corporation can provide its employees with a group term life insurance policy death benefit of up to $50,000 on a tax-free basis. The cost of providing a death benefit in excess of $50,000 is currently taxed to the employee as ordinary income. GTCOs replace the taxable portion of the group term life insurance plan with permanent life insurance. GTCOs often provide a greater amount of insurance and post-retirement death benefit to the employee at a competitive overall cost. The corporate plan sponsor is not an owner or beneficiary of the permanent life insurance policies.

ADMINISTRATIVE SERVICES

     Management believes that Clark/Bardes is recognized as an industry leader in providing high quality, unique services to its clients partly through the application of internally developed technology. Clark/Bardes approaches administrative service opportunities with a differentiation strategy to generate significant revenues and profits. The clients' unique requirements and needs are served through customized, value-added services and intensive client support, creating brand and client loyalty and resulting in lower sensitivity to price. Clark/ Bardes further differentiates itself by employing a focused strategy for a particular buyer group. For instance, Clark/Bardes services clients in the banking industry with an insider's view of the industry which results in providing high quality services customized to a client's needs while achieving lower costs.

     Clark/Bardes offers customized enrollment and administrative services for insurance-financed employee benefit programs, including business-owned life insurance and non-qualified benefit plans. Due to the many complex requirements of the administrative process, each client is assigned an account team comprised of account specialists who are responsible for servicing the needs of that client. The administrative services provided by Clark/Bardes' account specialists include coordinating and managing the enrollment process, distributing communication materials, monitoring financial, tax and regulatory changes, providing accounting reports, performing annual reviews and reporting historical and projected cash flow and earnings. The account specialists are supported by Clark/Bardes' in-house actuarial, financial and insurance specialists.

     Clark/Bardes builds its client base by fostering long-term client relationships. To this end, the training and focus of each account team centers on Clark/Bardes' goal of delivering the highest quality program implementation and administrative services in the industry. This benefits both the client, through top professional support, and the producer, who can focus more closely on the sales process. To further emphasize long-term client relationships, Clark/Bardes enters into administrative agreements with each client, in most cases for a term of five to ten years. Finally, Clark/Bardes' method of calculating the revenue splits with its producers attempts to ensure the long-term viability of its administrative services group. The purpose of this arrangement is to ensure that the revenue from new sales is not required to subsidize the administrative costs of existing cases.

     Management believes that Clark/Bardes' commitment to providing high quality client and administrative services is one of the primary reasons that Clark/Bardes has achieved the success it has enjoyed to date. Clark/Bardes believes that its continued focus on, and investment in, the personnel and technology necessary to deliver this level of client service will bolster Clark/Bardes' reputation as an industry leader.

DISTRIBUTION

     Clark/Bardes markets its insurance-financed employee benefit programs and related administrative services through a group of producers in independently operated sales offices located throughout the United States. As of December 31, 1998, Clark/Bardes was represented by 45 producers in 40 offices, with staffing ranging in size from 2 people to over 20 people. Producers own approximately 15.8% of the outstanding shares of Common Stock. Each producer is an independent contractor and enters into an agency agreement with Clark/Bardes to market programs and services on behalf of Clark/Bardes on an exclusive basis. Each agency agreement defines the duties of the producer to solicit and sell covered business, the revenue splits between the producer and Clark/Bardes, confidentiality agreement and operating guidelines and standards. The agency agreements can be terminated by either party with either 90 or 180 days written notice depending upon the individual agreement. As an independent contractor, each producer is responsible for its own selling expenses and overhead. The revenue splits typically provide 69% to the producer and 31% to Clark/Bardes. Non-solicitation clauses are three years with respect to separate clients and five years with respect to joint clients, as defined in the agency agreement.

     Other than The Wamberg Organization, which accounted for approximately 17.5% of 1998 revenues, producers Steven Cochlan and Malcolm Briggs accounted for approximately 10.7% and 6.2%, respectively, of 1998 revenue and no other producers accounted for more than 6% of 1998 revenue. Clark/Bardes seeks to expand its base of producers so as to mitigate any dependency on a small number of producers for a large portion of Clark/Bardes' business. Clark/Bardes recognizes the importance of attracting and retaining qualified, productive sales professionals. Clark/Bardes and its producers actively recruit and develop new sales professionals in order to add distribution capacity for Clark/Bardes. Further, Clark/Bardes' acquisition strategy focuses on retaining the productive sales professionals of the entity being acquired.

EMPLOYEES

     As of December 31, 1998, Clark/Bardes employed approximately 192 people, of whom 84 worked in administrative services, 31 in program design, 23 in information systems and technical support, 19 in accounting, 12 in marketing, and the remainder performed various executive and administrative functions. The majority of Clark/Bardes' employees have college degrees, with several holding advanced degrees in law, business administration or actuarial science. Professional development is a highly valued industry characteristic, and insurance and financial planning designations such as FSA, ASA, CLU, CEBS, ChFC, CFP, and FLMI are held by a large number of Clark/Bardes' employees. Clark/Bardes actively encourages continuing education for employees through expense reimbursement and reward plans. Due to the specialized nature of the business, Clark/Bardes often recruits experienced persons from insurance companies, consulting firms and related industries.

MARKETING SUPPORT

     Clark/Bardes has made a substantial investment to establish a highly qualified marketing department. The marketing department's primary focus is to support Clark/Bardes' sales efforts. The marketing department develops and tracks sales leads for the producers, provides marketing materials and research and performs the public relations function for Clark/Bardes and its producers. The marketing department, which includes a full time copywriter and graphic artist, produces all the marketing materials used by Clark/Bardes and its producers. Clark/Bardes, through its marketing department, distributes external newsletters and other program update pieces to approximately 8,000 current and prospective clients throughout the year and sponsors telephone conferences and meetings featuring industry experts and nationally recognized speakers. Finally, the marketing department coordinates the publication of articles written by Clark/Bardes employees and producers and ensures that Clark/Bardes representatives are quoted as information sources in major national publications. Management believes that the efforts of Clark/Bardes' marketing department have helped make Clark/Bardes a readily identifiable leader in the insurance-financed employee benefit industry.

PRODUCER SUPPORT

     Clark/Bardes' producers are supported by a design and analysis department. The design and analysis department's primary responsibility is to design a customized insurance-financed employee benefit program that will effectively offset the costs of a client's employee benefit liabilities. The design analyst works with the producer to identify the needs of a prospective client. Next, the design analyst investigates the availability and pricing of products that are compatible with that client's needs. Finally, the analyst develops the financial projections necessary to evaluate the benefit costs and cost recoveries for the prospective client, together with an analysis of alternatives to assist that client in making a decision.

TECHNOLOGY AND ADMINISTRATION

     Clark/Bardes has made a significant investment in developing proprietary financial modeling and administrative systems that support the unique characteristics of insurance-financed employee benefit programs. Both systems are generalized and parameter-driven in order to support the special processing needs of a diverse client base. The Unix-based administrative system utilizes a relational database that allows Clark/ Bardes to easily access client, participant, policy and benefit information. In addition, a telephonic application allows individual plan participants access 24 hours a day to account balance and unit price information. In 1998, Clark/Bardes began migrating the administrative system to a client-server based environment in order to reduce system development time and to allow Clark/Bardes to respond more quickly to changing market and client needs.

     Local area networks link all of Clark/Bardes' personal computers. Internet mail is utilized to communicate with clients and the sales offices. Management intends to continue to invest in technology and system development in order to offer additional services to clients, support new markets, integrate acquired operations, improve productivity and reduce costs. For example, Clark/Bardes' 1999 capital budget contemplates implementing intranet and collaborative workgroup tools to speed communications and to allow information to be easily shared across the organization. Further, as Clark/Bardes continues to grow internally and by acquisitions, management intends to establish a wide area network to facilitate communications across all locations.

     Clark/Bardes maintains a disaster recovery plan for its local area network and Unix environments in order to minimize downtime in the event of a major system failure. The local area network file servers and Unix database servers are located in a physically secure area and all systems are password-protected to ensure access is limited to authorized individuals. Clark/Bardes presently believes that the year 2000 issues will not pose significant operational problems for Clark/Bardes directly or as a result of any year 2000 issues or suppliers or customers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

PERSISTENCY

     Over the last five years, Clark/Bardes has experienced an average annual persistency rate of inforce insurance in the upper ninety percent range. Historically, revenue persistency has tracked with insurance policy persistency with the exception of leveraged COLI business, which was affected by adverse tax law changes, and business related to Confederation Life Insurance Company, which was impacted by the cessation of operations and subsequent rehabilitation of that company. In both instances renewal revenue was adversely impacted even though insurance policies remained in force. Clark/Bardes believes that this high persistency rate is attributable to numerous factors. The first factor relates to the underlying purpose of an insurance-financed employee benefit program, which is to offset the costs of employee benefit liabilities and provide long-term benefits to executives. An insurance policy is not typically used to fund the benefits for a specific individual, but rather to offset the costs of a client's employee benefit costs on an aggregate basis. Therefore, the policy is usually held to maturity, regardless of whether any particular individual insured remains with the client. Second, a client would suffer unfavorable tax consequences upon the surrender of the underlying business-owned life insurance policy. The cash value of the policy, to the extent it represents amounts beyond the cash premiums paid by the allowable charges against the insurance account, or gain on insurance, is taxed immediately at ordinary income rates upon surrender, and an additional penalty tax applies in certain instances. A client often has the option of making a tax-free exchange to another policy. Upon the exchange, however, the client would incur substantial insurance company-related costs, such as premium taxes. These costs are normally waived in the event a particular insurance company experiences a significant reduction in its credit rating. Third, Clark/Bardes' high persistency rate is partially attributable to provisions in many interest rate sensitive products that disallow a full-scale withdrawal or exchange. Finally, Clark/Bardes has strategically committed resources to provide a high degree of on-going client service. Management believes that the quality of Clark/Bardes' services enhances persistency by distinguishing Clark/Bardes from its competitors.

COMPETITION

     The marketing, design and administration of insurance-financed employee benefit programs is highly competitive. Clark/Bardes and its producers compete with a large number of insurance agents, life insurance brokers, third party administrators, producer groups and insurance companies. Clark/Bardes' direct competitors include Compensation Resource Group, Harris Crouch Long Scott and Miller, Management Compensation Group, Newport Group, TBG Financial and The Todd Organization (not related to Melvin G. Todd, President and Chief Executive Officer of CBH and CBI). Furthermore, competition exists for producers and other marketers of life insurance products who have demonstrated sales ability. National banks, with their existing depositor bases for financial services products, may pose increasing competition in the future to companies who sell life insurance products, including Clark/Bardes. Recent United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products.

     Clark/Bardes competes for clients on the basis of reputation, client service, program and product offerings and the ability to tailor insurance products and administrative services to the specific needs of a client. Although certain competitors have access to proprietary programs and products unavailable to Clark/ Bardes and others offer lower prices for administrative services, management believes that Clark/Bardes is in a superior competitive position in most, if not all, of the meaningful aspects of its business. Management does not consider its direct competitors to be its greatest competitive threat. Rather, management believes that Clark/Bardes' most serious competitive threat will likely come either from large, diversified financial entities which are willing to expend significant resources to gain market share or from the larger competitors that pursue an acquisition or consolidation strategy similar to that of Clark/Bardes.

GOVERNMENT REGULATION

     The insurance-financed employee benefit market is subject to extensive regulation by state governments. Clark/Bardes' products are sold in all 50 states through licenses held by Clark/Bardes or by its producers. In addition, Clark/Bardes markets its insurance-financed employee benefit programs in the states of Ohio, Pennsylvania and Texas through entities licensed in those states for which Clark/Bardes provides almost all services by means of administrative service agreements. In general, state insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to such matters as granting and revoking licenses, approving individuals and entities to whom commissions can be paid, licensing insurance agents, transacting business, approving policy forms and regulating premium rates for some lines of business. Licensing laws applicable to insurance marketing activities and the receipt of commissions vary by jurisdiction and are subject to interpretation as to the application of such requirements to specific activities or transactions. While Clark/Bardes has not encountered regulatory problems in the past, no assurance can be given that Clark/Bardes would be deemed to be in compliance with all applicable licensing requirements of each jurisdiction in which Clark/Bardes operates or that additional licenses would not be required of Clark/Bardes or that Clark/Bardes or its producers will not encounter regulatory problems in the future, including any potential sanctions or penalties for operating in a jurisdiction without all required licenses.

     While the federal government does not directly regulate the marketing of most insurance products, certain products, such as variable life insurance, must be registered under the federal securities acts and therefore the producers and the entities selling such products must be registered with the NASD. Clark/ Bardes markets such insurance products through an entity registered as a broker-dealer and for which Clark/ Bardes provides almost all services by means of administrative service agreements. Further, Clark/Bardes is subject to various federal laws and regulations affecting matters such as pensions, age and sex discrimination, financial services, securities and taxation. In recent years, the Office of the Comptroller of the Currency has issued a number of rulings that have expanded the ability of banks to sell certain insurance products. In the past, Congress has considered legislation which could, among other things, eliminate existing restrictions on the affiliation of insurance companies, banks and securities firms. Such legislation and other future federal or state legislation, if enacted, could result in increased competition, as well as new opportunities, for Clark/ Bardes.

ANCILLARY BUSINESS ARRANGEMENTS

     Because of various federal and state licensing restrictions, Clark/Bardes markets certain products registered with the SEC and its insurance-financed employee benefit programs in the states of Ohio, Pennsylvania and Texas through insurance agencies for which Clark/Bardes provides almost all services by means of an administration and services agreement. Each of the insurance agencies Clark/Bardes Securities, Inc., a Texas corporation licensed as a broker/dealer, Clark/Bardes Agency of Ohio, Inc., an Ohio corporation, Clark/Bardes, Inc. of Pennsylvania, a Pennsylvania corporation, and Clark/Bardes of Texas, Inc., a Texas corporation, provides the entity through which Clark/Bardes' producers sell certain products and conduct business in such states. In exchange, each of the insurance agencies is a party to an Administration and Services Agreement pursuant to which such insurance agency pays Clark/Bardes to furnish facilities, services, personnel and assistance, including (i) performing all bookkeeping and accounting functions, (ii) establishing and maintaining all records required by law and by generally accepted accounting principles, (iii) furnishing all stationery, forms and supplies, (iv) providing all necessary clerical and professional staff to perform the above activities, (v) providing all computer hardware and software capabilities and facilities, (vi) providing office space, furniture, fixtures, equipment and supplies, (vii) assisting in the preparation of reports required by governmental regulatory and supervisory authorities, and
(viii) billing and collection of all premiums. The charges and fees pursuant to the Administration and Services Agreement are equal to the costs incurred by Clark/Bardes in providing the services, personnel and property. Each insurance agency is solely responsible for its own activities as an insurance producer and for its relationship with the producers or employees in the course and scope of their activities performed on behalf of such agency. Clark/Bardes Securities, Inc. paid the Clark/Bardes an aggregate of $840,000, $206,000 and $211,000 in 1998, 1997 and 1996, respectively. Clark/Bardes Agency of Ohio, Inc. paid Clark/Bardes an aggregate of $690, $155,000 and $0 in 1998, 1997 and 1996, respectively. Clark/Bardes, Inc. of Pennsylvania paid Clark/Bardes an aggregate of $506,000, $87,000 and $27,000 in 1998, 1997 and 1996, respectively.
Clark/Bardes of Texas, Inc. has not conducted any operations to date, and hence no payments have been made to Clark/Bardes.

SCHOENKE ACQUISITION

     On September 18, 1998, Clark/Bardes purchased the business and substantially all the assets of Schoenke from Raymond F. Schoenke, Jr. for a total of $17 million consisting of $15 million cash and a $2 million promissory note, due in two equal installments on September 1, 1999, and September 1, 2000 bearing interest at 6.75% per annum.

     Schoenke is a 22 employee executive benefit and compensation firm headquartered in Maryland, specializing in the design, and administration of benefit programs for companies. Schoenke has been in business since 1988. The following represents revenues and operating income for the most recent periods prior to the acquisition:

                                                          JUNE 30, 1998   DECEMBER 31, 1997
                                                          -------------   -----------------
                                                           (UNAUDITED)        (AUDITED)
                                                          -------------   -----------------
                                                                   (IN THOUSANDS)
Revenues................................................     $3,237            $6,465
Operating income........................................     $   98            $  492

WIEDEMANN ACQUISITION

     Effective November 1, 1998, Clark/Bardes acquired substantially all the assets and 75% of the book business of Wiedemann, based in Dallas, Texas. The total purchase price was $6.0 million, consisting of cash in the amount of approximately $4.0 million and 142,857 shares of Common Stock. Acquisition related expenses were $57,000. Clark/Bardes allocated $40,000 of the purchase price to tangible assets and the remainder to the net present value of Wiedemann's expected future profits.

     Wiedemann was engaged in the business of the design, implementation and administration of non-qualified executive benefits programs financed through life insurance. Clark/Bardes primary objective in acquiring the assets and business of Wiedemann was to expand Clark/Bardes' client and revenue base and acquire the experienced Wiedemann support and administrative personnel. Wiedemann had 10 employees specializing in the design and administration of benefit programs for companies. The following represents unaudited revenues and operating expenses for the most recent periods prior to the acquisition:

                                                        DECEMBER 31, 1998   AUGUST 31, 1998
                                                        -----------------   ---------------
                                                                     UNAUDITED
                                                        -----------------------------------
                                                                  (IN THOUSANDS)
Revenues..............................................       $2,903             $1,562
Operating income......................................       $  673             $  456

ITEM 2. PROPERTIES

     The following table sets forth certain information with respect to the principal facilities used in Clark/ Bardes' operations, all of which are leased:

                                          CURRENT MONTHLY    APPROXIMATE          LEASE
                                            LEASE RATE      SQUARE FOOTAGE   EXPIRATION DATE
                                            -------------   --------------   ---------------
Dallas, Texas...........................      $43,847           32,000       April 2001
Minneapolis, Minnesota..................      $32,266           15,000       August 2005
Germantown, Maryland....................      $20,746           14,720       December 2006

     The aggregate monthly lease rate for the properties listed above is $96,859. Clark/Bardes subleases approximately 2,046 square feet of its Minneapolis, Minnesota office space at a monthly rate of $4,302. Management believes that Clark/Bardes' existing facilities are adequate to meet its office space requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Clark/Bardes is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with producers. Clark/Bardes does not believe that these claims will have a material adverse effect on the Clark/Bardes' business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     On August 19, 1998, CBH completed an initial public offering of the Common Stock at a price of $9.00 per share. The Common Stock is traded on the over the counter market and is quoted on the Nasdaq National Market under the symbol "CLKB". The following table sets forth the high and low closing sales price as reported by the Nasdaq National Market for the Common Stock for the periods indicated.

                            1998                               HIGH      LOW
                            ----                              -------   ------
Third Quarter (beginning August 19, 1998)...................  $10.000   $7.125
Fourth Quarter..............................................  $18.875   $8.250

     As of March 17, 1999, the closing price as reported by the Nasdaq National Market for the Common Stock was $16.625. As of March 17, 1999, there were approximately 8,202,535 shares of Common Stock outstanding, which includes approximately 324,000 shares of Common Stock issuable to the remaining holders of the Predecessor Company's common stock. As of March 17, 1999, there were approximately 72 record holders and 776 Beneficial holders of the Common Stock.

DIVIDEND POLICY

     CBH has never declared or paid any cash dividends on the Common Stock. Clark/Bardes intends to retain future earnings to fund growth and does not anticipate paying any cash dividends in the foreseeable future. Under the terms of Clark/Bardes' Senior Secured Notes due August 9, 2002 and Second Priority Senior Secured Notes due August 9, 2004, Clark/Bardes cannot declare or pay any dividends or incur any liability to make any other payment or distribution to its stockholders, may not make any distributions to purchase, redeem, or retire any of Clark/Bardes' capital stock, is subject to certain limitations on the incurrence of indebtedness and must maintain certain financial ratios. Under the terms of a credit agreement with BankOne Texas, N.A., Clark/Bardes cannot declare or pay any dividends or return any capital to its shareholders or authorize or make any other distributions, payment or delivery of property or cash to its shareholder as such without the prior written consent of BankOne.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 16, 1998, Clark/Bardes issued 142,857 shares of Common Stock as part of the purchase price in conjunction with the Wiedemann acquisition. The issuance was exempt from registration under Section 4(2) of the Securities Act.

USE OF PROCEEDS

     On August 19, 1998, in connection with the initial public offering, CBH's Registration Statement on Form S-1, File No. 333-56799, was declared effective by the SEC. CBH sold all 4.0 million shares of Common Stock registered in connection with the initial public offering at a price of $9.00 per share, generating gross offering proceeds of $36.0 million. The initial public offering was managed by Bear, Stearns & Co. Inc., Piper Jaffray Inc. and Conning & Company. The initial public offering closed on August 24, 1998, and after deducting approximately $2.5 million in underwriting discounts and commissions and approximately $1.8 million in other related issuance costs, the net proceeds received by Clark/Bardes was approximately $31.7 million.

     A portion of the net offering proceeds equal to $13.5 million was used to consummate the purchase of substantially all of the assets of Schoenke. The total purchase price of Schoenke was $17.0 million consisting of a $1.5 million secured refundable deposit paid prior to the initial public offering, cash at closing in the amount of $13.5 million and a promissory note issued by Clark/Bardes to the sellers of Schoenke in an amount equal to $2.0 million. On August 24, 1998, Clark/Bardes paid certain warrant holders $4.9 million for the extinguishment of warrants representing the right to purchase 1,525,424 shares of Common Stock. On August 24, 1998, Clark/Bardes made a principal prepayment of $1.0 million on its medium term notes.

     On November 19, 1998, approximately $4.1 million was used in partial payment in the acquisition of all the assets of Wiedemann. Of the total purchase price of $6.1 million, the remainder was paid through the issuance of 142,857 shares of Common Stock at an agreed upon price of $14 per share. On January 4, 1999, Clark/Bardes purchased renewal revenue from The Wamberg Organization for approximately $7.5 million. The remaining proceeds of approximately $800,000 have been invested in short-term, investment-grade, interest-bearing securities and will be used for general corporate purposes, including working capital.

     None of the expenses incurred for CBH's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finder's fees, expenses paid to or for underwriters, other expenses and total expenses resulted in direct or indirect payments to directors or officers CBH, or to persons owning 10% or more of any class of equity securities of Clark/Bardes, or to affiliates of Clark/Bardes. Other than salary and reimbursements paid to directors and officers, none of the offering proceeds was paid directly or indirectly, to directors, officers, general partners of the issuer or their associates, or to persons owning 10% or more of any class of securities of Clark/Bardes, or to affiliates of Clark/Bardes.

ITEM 6. SELECTED FINANCIAL DATA

     The following historical information of Clark/Bardes should be read in conjunction with information included elsewhere herein, including the financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1994       1995      1996     1997(1)     1998(2)
                                            ------     -------   -------   -------     -------
                                                              (IN THOUSANDS)
STATEMENT OF INCOME
Total revenue.............................  $   --     $26,972   $33,242   $49,455     $74,766
Commission & fee expense..................      --      16,890    21,049    32,439      46,111
                                            ------     -------   -------   -------     -------
          Net revenue.....................   7,343(3)   10,082    12,193    17,016      28,655
                                            ------     -------   -------   -------     -------
General & admin. expense..................   7,237       7,869     8,579    11,504      19,616
Amortization of intangibles...............      --          --        --       295       1,232
Non-recurring expenses(4).................      --          --        --        --       4,800
                                            ------     -------   -------   -------     -------
          Income from operations..........     106       2,213     3,614     5,217       3,008
                                            ------     -------   -------   -------     -------
Other income (expense)
  Interest income.........................     171         200       121       189         565
  Interest expense........................     (29)         (7)       --    (1,112)     (3,166)
  Miscellaneous...........................    (100)        (86)       --        --          --
                                            ------     -------   -------   -------     -------
          Total other income (expense)....      42         107       121      (923)     (2,601)
                                            ------     -------   -------   -------     -------
Income before taxes.......................     148       2,320     3,735     4,294         406
Income taxes(5)...........................      10         102       181        60         817
                                            ------     -------   -------   -------     -------
          Net income (loss)...............  $  138     $ 2,218   $ 3,554   $ 4,234     $  (411)
                                            ======     =======   =======   =======     =======
PER SHARE INFORMATION
Basic earnings (loss) per share...........  $  .02     $   .39   $   .75   $  1.03     $  (.08)
Diluted earnings (loss) per share.........  $  .02     $   .39   $   .75   $   .99     $  (.08)
Dividends per share.......................  $  .02     $   .29   $   .36   $  1.32     $    --

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1994       1995      1996     1997(1)     1998(2)
                                            ------     -------   -------   -------     -------
                                                              (IN THOUSANDS)
BALANCE SHEET
Cash & cash equivalents...................  $3,023     $ 3.969   $ 4,882   $ 3,783     $12,102
Total assets..............................   7,152       9,887     8,525    36,901      67,493
Current portion of long-term debt.........      --          --        --     4,325       4,344
Long-term debt, excluding current
  portion.................................      --          --        --    32,838      24,713
Total liabilities.........................   1,992       4,099     4,713    42,581      37,795
Stockholders' equity (deficit)............   5,160       5,788     3,812    (5,680)(6)  29,698

---------------

(1) Includes the results of operations attributable to the assets acquired from BCS for the period beginning September 1, 1997, the effective date of the BCS acquisition, and ended December 31, 1997, and reflects the consummation of such acquisition.

(2) Includes the results of operations attributable to the assets acquired from Schoenke from the period beginning September 1, 1998, the effective date of the Schoenke acquisition, and ended December 31, 1998. Also includes the results of operations attributable to the assets acquired from Wiedemann for the period beginning November 1, 1998, the effective date of the Wiedemann acquisition, and reflects the consummation of such acquisitions.

(3) For the period presented, Clark/Bardes reported net revenue only. Total revenue and commission and fee expense amounts are not available.

(4) Amount represents accrual for a non-recurring operating expense related to the fair value adjustment put warrants.

(5) For periods prior to July 31, 1998, income tax expense reflects the Clarke/Bardes' liability for state income taxes only. No provision for federal income taxes had been made prior to such date because Clarke/Bardes elected to be treated as an S corporation for federal income tax purposes.

(6) Reflects the decrease in stockholders' equity resulting from repurchases of
    2.6 million shares of common stock by the Predecessor Company for aggregate consideration of approximately $14.0 million and distributions totaling $4.3 million to stockholders in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of Clark/Bardes' financial condition and results of operations should be read in conjunction with Clark/Bardes' financial statements and notes thereto and other information appearing elsewhere in this Form 10-K.

GENERAL

     Since inception in 1967, Clark/Bardes has designed, marketed and administered insurance-financed employee benefit programs to large corporations and community, regional and money center banks. Clark/ Bardes' clients use these sophisticated programs primarily to offset the costs of employee benefit liabilities and to supplement and secure benefits for key executives.

RECENT ACQUISITIONS

     Effective November 1, 1998, Clark/Bardes acquired substantially all the assets and 75% of the book of business of Wiedemann, based in Dallas, Texas. The total purchase price was $6.1 million, consisting of $4.1 million in cash and 142,857 shares of Common Stock at an agreed upon price of $14 per share. Acquisition related expenses were approximately $54,000. Clark/Bardes allocated approximately $40,000 of the purchase price to tangible assets and the remainder to the net present value of Wiedemann's expected future revenue.

     Wiedemann is engaged in the business of the design, implementation and administration of non-qualified executive benefits programs financed through life insurance. Clark/Bardes' primary objective in acquiring the assets and business of Wiedemann was to expand Clark/Bardes' client and revenue base and acquire the experienced Wiedemann support and administrative personnel.

     Effective September 1, 1998, Clark/Bardes acquired substantially all the assets and the business of Schoenke, based in Germantown, Maryland, for a purchase price of $17.0 million in cash and seller-financed notes, plus acquisition related expenses of $98,000. For the period beginning September 1, 1998 to December 31, 1998, the assets acquired from Schoenke generated total revenue of $3.5 million, which represented 4.7% of Clark/Bardes' total revenue for the year ended December 31, 1998.

     Effective September 1, 1997, Clark/Bardes acquired substantially all the assets and the business of BCS, a Minnesota based company, for a total purchase price equal to $24.0 million, plus acquisition related expenses of $383,000. BCS generated total revenue of $29.4 million, which represented 39.3% of Clark/Bardes' total revenue for the year ended December 31, 1998.

     Clark/Bardes has entered into non-binding negotiations to acquire the businesses and substantially all the assets of two unrelated, privately owned companies. The aggregate proposed purchase price would be approximately $45.0 million, subject to change. If consummated, payment of the purchase price would be approximately $19.9 in cash at closing, assumption of approximately $4.1 million in liabilities, a sellers' note for approximately $8.7 million and the issuance of approximately 711,000 shares of Common Stock having an agreed upon value of approximately $12.3 million. Of the potentially issuable shares, 384,000 shares of Common Stock, having a value of $6.8 million, is to be contingent upon the attainment of specified five year revenue and gross profit performance levels.

     In addition, the proposed terms contemplate the issuance of options, under employment agreements, to acquire approximately 361,600 shares of Common Stock, at market prices at the time of closing, to certain retained employees of the target companies upon the attainment of stipulated levels of revenue.

     These non-binding discussions and the consummation of either acquisition are subject to Clark Bardes' ongoing review of the target companies, the execution of definitive purchase agreements, and the satisfaction of certain conditions, including the approvals of Clark/Bardes' board of directors, the boards of directors of the target companies and the consent of Clark/Bardes lenders, among others. Accordingly, Clark/Bardes can give no assurance that the acquisitions will be completed and, if so, on the terms described above.

ENTRY INTO NEW BUSINESS

     In July 1998, Clark/Bardes entered into consulting agreements with four new principals. These principals have assisted Clark/Bardes in building the Clark/Bardes Healthcare Compensation Group. This new division is focused on executive compensation and benefit plans for large and medium-sized non-profit healthcare facilities. All payments under the compensation consulting agreements have been made and expensed as of December 31, 1998.

     In September 1998, Clark/Bardes entered into an arrangement with Robert Miller, who formerly led the Minneapolis/St. Paul Financial Institutions Practice for McGladrey & Pullen, LLP, a public accounting firm. Mr. Miller will head Clark/Bardes' newest division, Bank Compensation Consulting, a division of Bank Compensation Strategies. This division will focus on providing comprehensive compensation consulting services exclusively to the banking industry. The Bank Compensation Consulting division was officially "launched" in January 1999.

REVENUE AND EXPENSE

     Clark/Bardes derives its revenue primarily from (i) commissions paid by the insurance companies that underwrite the policies underlying Clark/Bardes' programs and (ii) fees paid by clients in connection with program design and the administrative services provided by Clark/Bardes. Such revenue is usually long term and recurring and is typically paid annually to extend over a period of ten years or more after a sale. Commissions paid by insurance companies vary by policy and by program and are usually based on a percentage of premium paid or a percentage of the cash surrender value of the insurance policies underlying the program. Commissions paid by insurance companies accounted for approximately 89.7% of Clark/Bardes' total revenue for the year ended December 31, 1998. Fees are paid by clients in consideration for the design and administration of employee benefit plans and the insurance products underlying such plans. The scope of these services and fees payable are negotiated on a client-by-client basis. Fees accounted for approximately 10.3% of Clark/Bardes' total revenue for the year ended December 31, 1998.

     Generally, Clark/Bardes recognizes its revenue at the time the insurance premium is paid by the client to the insurance company or the renewal premium is due to the insurance company. Clark/Bardes retains approximately 35% of the gross revenue, with the producer receiving the balance.

     Total revenue includes first year revenue and renewal revenue:

     - First Year Revenue. First year revenue is recognized at the time the client is contractually committed to purchase the insurance policies and the premiums are paid by the client to the insurance company. First year revenue accounted for approximately 49.3% of Clark/Bardes' total revenue for the year ended December 31, 1998.

     - Renewal Revenue. Renewal revenue is recognized on the date that the renewal premium is due to the insurance company.

       The following is a chart projecting the next ten years of expected gross revenues. Amounts in the chart are not adjusted for potential persistency or mortality lapse. Such expected gross revenues are based upon the beliefs and certain assumptions of management and are not necessarily indicative of the revenues that may actually be achieved in the future.

                 GROSS INFORCE REVENUE AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                    REVENUE SOURCE
                                                 ---------------------
                                                   CORE      COMMUNITY
                     YEAR                        BENEFITS      BANK        TOTAL
                     ----                        --------    ---------    --------
1999...........................................  $ 39,095     $ 8,696     $ 47,791
2000...........................................    37,325       6,778       44,103
2001...........................................    34,949       2,736       37,685
2002...........................................    32,566       3,039       35,605
2003...........................................    30,112       3,071       33,183
2004...........................................    26,520       3,106       29,626
2005...........................................    26,020       3,140       29,160
2006...........................................    26,029       3,178       29,207
2007...........................................    23,769       3,217       26,986
2008...........................................    22,731       3,257       25,988
Totals
  Years 1-5....................................  $174,048     $24,323     $198,371
  Years 1-10...................................  $299,120     $40,223     $339,343

      Renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates. Traditionally, Clark/Bardes has experienced persistency rates on the in force insurance underlying the Clark/Bardes' programs that is in the upper-ninety percent range, with the exception of Leveraged COLI business, which was affected by adverse tax law changes, and the restructuring of Confederation Life Insurance Company. Renewal revenue accounted for approximately 50.7% of Clark/Bardes' total revenue for the year ended December 31, 1998.

     Commission and fee expense comprises the portion of the total revenue paid to the producer after deducting the cost of servicing policies and other direct expenses related to sales. Commission and fee expense as a percentage of total revenue was approximately 61.7% for the year ended December 31, 1998.

QUARTERLY FLUCTUATIONS

     Clark/Bardes has experienced and expects to continue to experience significant fluctuations in its results of operations, in particular when such results are compared on a consecutive quarterly basis. Management believes these quarterly fluctuations are attributable primarily to revenue variations since operating expenses remain relatively constant throughout the year. Historically, Clark/Bardes recognizes a significant increase in both first year and renewal revenue in the fourth quarter due to the seasonality of program implementation. In general, results of operations may fluctuate as a result of a number of factors, including the introduction of new or enhanced programs and services by Clark/Bardes or its competitors, client acceptance or rejection of new programs and services, program development expenses, timing of significant sales, demand for Clark/Bardes' administrative services, competitive, legislative and regulatory conditions in the insurance-financed employee benefit industry and general economic conditions.

     The following table sets forth unaudited statements of income for the four quarters of each of 1997 and 1998. Such information is not necessarily indicative of results for any full year or for any subsequent period.

                                                                           QUARTER ENDED
                                  -----------------------------------------------------------------------------------------------
                                  MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                    1997        1997         1997        1997        1998        1998         1998        1998
                                  ---------   ---------   ----------   ---------   ---------   ---------   ----------   ---------
Total revenue...................   $5,510      $5,772      $11,009      $27,162     $13,754     $15,230     $17,641      $28,141
Commission and fee expense......    3,550       3,723        7,138       18,027       9,132       9,071      11,052       16,856
                                   ------      ------      -------      -------     -------     -------     -------      -------
Net revenue.....................    1,960       2,049        3,871        9,135       4,622       6,159       6,589       11,285
General and admin. Expense......    1,860       2,755        2,887        4,004       3,371       5,029       4,613        6,594
Put warrants....................       --          --           --       (5,300)        500          --
Income (loss) before taxes......   $  200      $ (737)     $   888      $ 3,942     $   185     $(5,181)    $ 1,576      $ 3,841
Basic earnings (loss) per
  share(1)......................   $ 0.05      $ (0.1)     $  0.20      $  1.27     $  0.06     $ (1.61)    $  0.44      $  0.27
Diluted earnings (loss) per
  share(1)......................   $ 0.05      $ (0.1)     $  0.20      $  1.03     $  0.06     $ (1.61)    $  0.39      $  0.27

---------------

(1) Earnings per share prior to July 31, 1998 reflects income before taxes less Clark/Bardes' liability for state taxes only, on a per-share basis. No provision for federal income taxes has been made in those periods because Clark/Bardes elected to be treated as an S corporation for federal income tax purposes prior to the Merger.

RESULTS OF OPERATIONS

     The following table sets forth, with respect to Clark/Bardes for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                            QUARTER ENDED
                                                 YEAR ENDED DECEMBER 31,    DECEMBER 31,
                                                 ------------------------   -------------
                                                  1996     1997     1998    1997    1998
                                                 ------   ------   ------   -----   -----
Total revenue..................................  100.0%   100.0%   100.0%   100.0%  100.0%
Commission and fee expense.....................   63.3     65.6     61.6     66.4    59.9
                                                 -----    -----    -----    -----   -----
Net revenue....................................   36.7     34.4     38.4     33.6    40.1
                                                 -----    -----    -----    -----   -----
General and admin. Expenses....................   25.7     23.3     26.2     15.5    23.4
Amortization of intangibles....................    0.0      0.6      1.6      0.6     1.5
Non-recurring..................................    0.0      0.0     (6.4)      --      --
  Operating expenses
                                                 -----    -----    -----    -----   -----
Income from operations.........................   10.9     10.5      4.1     17.5    15.2
                                                 =====    =====    =====    =====   =====
Interest income................................    0.4      0.4      0.8      0.3     0.6
Interest expense...............................    0.0     (2.2)    (4.2)    (3.3)   (2.1)
Miscellaneous income (expense).................   (0.1)     0.0      0.0      0.0     0.0
                                                 -----    -----    -----    -----   -----
Total other income (expense)...................    0.3     (1.9)    (3.5)    (3.0)   (1.5)
                                                 -----    -----    -----    -----   -----
Income before taxes............................   11.2      8.7      0.7     14.5    13.5
Income taxes...................................    0.5      0.1      1.3      0.2     5.8
                                                 -----    -----    -----    -----   -----
Net income.....................................   10.7%     8.6%    (0.7)%   14.3%    7.9%
                                                 =====    =====    =====    =====   =====

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997 ON A HISTORICAL BASIS

     Total Revenue. Total revenue increased to $28.1 million for the three month period ended December 31, 1998 compared to $27.2 million for the three month period ended December 31, 1997, representing an increase of 3.6%. The results for the three month period ended December 31, 1998 reflects contributions of $18.0 million from the core benefits business (including Schoenke) and $10.1 million from BCS community bank business. The results for the three month period ended December 31, 1997 reflects contributions of $19.7 million from the core benefits business and $7.5 million from BCS community bank business. The breakout of first-year and renewal revenue for the years ended December 31 is as follows:

                                                              1998    1997
                                                              -----   -----
                                                              (IN MILLIONS)
First Year Revenue
  Core benefits business....................................  $ 6.4   $ 9.5
  Community bank business...................................    8.1     6.2
Renewal Revenue
  Core benefits business....................................   11.6    10.2
  Community bank business...................................    2.0     1.3
                                                              -----   -----
          Total.............................................  $28.1   $27.2
                                                              =====   =====

Sales for the 1997 fourth quarter were unusually high due to a pending legislative issue. To illustrate this point, of Clark/Bardes' 1997 revenues, 55% were generated in the fourth quarter, as compared to 38% in 1998.

     Commission and Fee Expense. Commission and fee expense was $16.9 million for the three month period ended December 31, 1998 compared to $18.0 million for the three month period ended December 31, 1997, representing a decrease of 6.5%. Commission and fee expense as a percentage of total revenue decreased to 59.9% for the three month period ended December 31, 1998 compared to 66.4% for the three month period ended December 31, 1997. This reduction in commission and fee expense as a percentage of total revenue was due to both acquisitions (e.g. Schoenke commission expense was only 8.7% of Schoenke revenues) and a favorable product mix from business on which a smaller than usual percentage of revenue was distributed to producers. The reduction in commission expense due to acquisitions is expected to continue, and present levels of commission and fee expense as a percentage of total revenue are considered sustainable.

     General and Administrative Expense. General and administrative expense increased to $6.6 million for the three month period ended December 31, 1998 compared to $4.0 million for the three month period ended December 31, 1997, representing an increase of 65%. General and administrative expense was higher with an increase in administrative staff and resources which was required in order to support new and renewal business gained in 1998. General and administrative expense as a percent of total revenue was 23.4% for the three month period ended December 31, 1998 compared to 15.5% for the three month period ended December 31, 1997. General and administrative expense as a percentage of revenue is usually lower in the fourth quarter than in other quarters, due to the relatively high revenue typically recognized in the fourth quarter associated with relatively level expense patterns for the year. The general and administrative expense as a percent of revenue for the three months ended December 31, 1997 is low, due to the unusually high revenue combined with relatively level expense pattern for that period.

     Amortization. Amortization expense equaled $433,687 for the three month period ended December 31, 1998, reflecting the full-period amortization of intangible assets capitalized as a result of the BCS and Schoenke acquisition and two months of amortization for the Wiedemann acquisition. Amortization expense was $159,913 for the three month period ended December 31, 1997, which reflects the BCS acquisition only.

     Income from Operations. Income from operations was $4.3 million for the three month period ended December 31, 1998, compared to $4.8 million for the three month period ended December 31, 1997, representing a decrease of 11.8%. The decrease is due to the revenue and general and administrative expense factors discussed above, as well as the increase in amortization expense. Operating Margin was 15.1% for the three month period ended December 31, 1998, as compared to 17.5% for the three month period ended December 31, 1997.

     Other Expense -- Net. Other expense for the three month period ended December 31, 1998 was $417,017 as compared to $820,096 for the three month period ended December 31, 1997. The amount for the three months ended December 31, 1998 included interest income of $177,443 and interest expense of $599,630 as compared to interest income of $81,194 and interest expense of $903,386 for the three months ended December 31, 1997. Interest income was higher for the three months ended December 31, 1998 due to larger cash balances resulting primarily from Clark/Bardes' initial public offering. Interest expense was lower for the three months ended December 31, 1998 due to a lower outstanding debt balance, as well as lower interest rates resulting from Clark/Bardes' August 1998 debt restructuring.

     Income before Income Taxes. Income before taxes was $3.8 million for the three month period ended December 31, 1998, compared to $3.9 million for the three month period ended December 31, 1997, representing a decrease of 2.6%.

     Income Tax. Effective July 31, 1998, Clark/Bardes changed its tax status from an S corporation to a C corporation, which changed Clark/Bardes' treatment for federal income tax purposes. Clark/Bardes recorded $1.6 million of income tax expense for the three month period ended December 31, 1998, as compared to $60,000 of state income tax expense for the three month period ended December 31, 1997.

     Net Income. Net income was $2.2 million for the three month period ended December 31, 1998. Net income was $3.9 million for the three month period ended December 31, 1997. Applying the expected C corporation tax rate, net income is estimated at $2.3 million for the comparable 1997 period.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997 ON A HISTORICAL BASIS

     Total Revenue. Total revenue increased to $74.8 million for the year ended December 31, 1998 as compared to $49.5 million for the year ended December 31, 1997, representing an increase of 51.2%. The results for the year ended December 31, 1998 reflects contributions of $45.4 million from the core benefits business, including Schoenke, and $29.4 million from the BCS community bank business. Results for the year ended December 31, 1997 reflect contributions of $41.0 million from the core benefits business and $8.5 million from BCS community bank business. The breakout of first-year and renewal revenue is as follows:

                                                              1998    1997
                                                              -----   -----
                                                              (IN MILLIONS)
First Year Revenue
  Core benefits business....................................  $13.4   $15.6
  Community bank business...................................   23.5     7.0
Renewal Revenue
  Core benefits business....................................   32.0    25.4
  Community bank business...................................    5.9     1.5
                                                              -----   -----
          Total.............................................  $74.8   $49.5
                                                              =====   =====

     Commission and Fee Expense. Commission and fee expense increased to $46.1 million for the year ended December 31, 1998 compared to $32.4 million for the year ended December 31, 1997, representing an increase of 42.1%. Commission and fee expense as a percentage of total revenue decreased to 61.6% for the year ended December 31, 1998 compared to 65.6% for the year ended December 31, 1997. This reduction in commission and fee expense as a percentage of total revenue was due to acquisitions and a favorable product mix from business on which a smaller than usual percentage of revenue was distributed to producers. Clark/ Bardes considers present levels of commission and fee expense as a percentage of total revenue to be sustainable.

     General and Administrative Expense. General and administrative expense increased to $19.6 million for the year ended December 31, 1998 compared to $11.5 million for the year ended December 31, 1997, representing an increase of 70.5%. General and administrative expense as a percent of total revenue was 26.2% for the year ended December 31, 1998 compared to 23.3% for the year ended December 31, 1997. The increase in general and administrative expense as a percentage of total revenue reflects additional staffing in 1998 to keep up with Clark/Bardes' revenue growth, as well as additional corporate overhead costs associated with becoming a public company.

     Amortization. Amortization expense was $1.2 million for the year ended December 31, 1998, reflecting the full year amortization of intangible assets capitalized as a result of the BCS acquisition, four months of amortization expense for the Schoenke acquisition and two months of amortization expense for the Wiedemann acquisition. Amortization expense was $295,000 for the year ended December 31, 1997, reflecting the four months of amortization expense for the BCS acquisition.

     Non-recurring Expenses. A non-recurring expense of $4.8 million was incurred for a market value adjustment for Clark/Bardes warrants with put rights which were subsequently extinguished.

     Income from Operations. Income from operations was $7.8 million for the year ended December 31, 1998 ($3.0 million including the non-recurring item) compared to $5.2 million for the year ended December 31, 1997, representing an increase of 49.7%. The increase represents a full year of income from BCS as compared to four months of income for the year ended December 31, 1997. The Schoenke acquisition also contributed to income from operations for the for the year ended December 31, 1998. Operating Margin (excluding the non-recurring item) was 10.4% for the year ended December 31, 1998 and 10.5% for the year ended December 31, 1997.

     Other Expense -- Net. Other expense for the year ended December 31, 1998 was $2.6 million compared to $921,473 for the year ended December 31, 1997. The amount for the year ended December 31, 1998 included interest income of $565,575 and interest expense of $3.2 million as compared to interest income of $188,597 and interest expense of $1.1 million for the year ended December 31, 1997. Interest income was higher in 1998 due to larger cash balances resulting primarily from the Clark/Bardes initial public offering. Interest expense was higher primarily due to a full year of outstanding debt associated with the BCS acquisition for the year ended December 31, 1998, compared to four months of outstanding debt in for the year ended December 31, 1997.

     Income Before Taxes. Income before taxes was $406,000 for the year ended December 31, 1998, compared to $4.3 million for the year ended December 31, 1997.

     Income Tax Expense. On July 31, 1998, Clark/Bardes changed its tax status from an S corporation to a C corporation, which changed Clark/Bardes' treatment for Federal income tax purposes. Clark/Bardes recorded $817,320 of income tax expense for the year ended December 31, 1998, as compared to $60,000 of state income tax expense for the year ended December 31, 1997.

     Net Income Loss. Actual net loss was $410,715 for the year ended December 31, 1998. Excluding the non-recurring operating expense and income tax benefit, net income is estimated at $2.5 million for the year. Net income was $4.2 million for the year ended December 31, 1997, which reflects $60,000 of income tax expense.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996 ON A HISTORICAL BASIS

     Total Revenue. Total revenue increased to $49.5 million for the year ended December 31, 1997 compared to $33.2 million for the year ended December 31, 1996, representing an increase of 48.8%. $8.5 million of total revenue for the year ended December 31, 1997 was associated with the assets acquired from BCS in September 1997. The remaining increase was due to a growth in renewal revenue to $25.4 million ($24.1 million excluding BCS) in 1997 from $23.6 million in 1996, and was also attributable to an increase in first year sales. The increase in total revenue was accomplished despite a decrease in the renewal revenue on Leveraged COLI business to $6.1 million for the year ended December 31, 1997 from $9.7 million for the year ended December 31, 1996.

     Commission and Fee Expense. Commission and fee expense increased to $32.4 million for the year ended December 31, 1997 compared to $21.0 million for the year ended December 31, 1996, representing an increase of 54.1%. Commission and fee expense as a percentage of total revenue increased to 65.6% for the year ended December 31, 1997 as compared to 63.3% for the year ended December 31, 1996. Of the $11.4 million increase in commission and fee expense, $6.0 million was attributable to the BCS acquisition.

     General and Administrative Expense. General and administrative expense increased to $11.5 million for the year ended December 31, 1997 compared to $8.6 million for the year ended December 31, 1996, representing an increase of 34.5%. General and administrative expense as a percent of total revenue was 23.3% for the year ended December 31, 1997 compared to 25.7% for the year ended December 31, 1996. The improvement in general and administrative expense as a percentage of total revenue was a result of the BCS acquisition.

     Amortization. Amortization expense was $295,000 for the year ended December 31, 1997, reflecting the amortization of intangible assets capitalized as a result of the BCS acquisition in September 1997. There was no amortization expense for the year ended December 31, 1996.

     Income from Operations. Income from operations increased to $5.2 million for the year ended December 31, 1997 compared to $3.6 million for the year ended December 31, 1996, representing an increase of 43.3%. The increase was attributable primarily to the income from BCS. Operating Margin decreased slightly to 10.5% for the year ended December 31, 1997 from 10.9% for the year ended December 31, 1996. This decrease in operating margin was due to amortization expense of $295,000 incurred as a result of the BCS acquisition.

     Other Expense -- Net. Other income and expense for the year ended December 31, 1997 was $923,000 compared to other income of $121,000 for the year ended December 31, 1996. The amount for the year ended December 31, 1997 included interest expense of $1.1 million. There was no interest expense for the year ended December 31, 1996. The increase in interest expense was attributable to the incurrence of debt associated with the repurchase of shares of common stock of the Clark/Bardes throughout the year and the BCS acquisition in September 1997.

     Net Income. Net income increased to $4.2 million for the year ended December 31, 1997 compared to $3.6 million for the year ended December 31, 1996, representing an increase of 19.1%, reflecting the factors discussed above. No provision for federal income taxes was made for either period since Clark/Bardes was an S corporation prior to the Merger.

LIQUIDITY AND FINANCIAL RESOURCES

     Sources of Cash. Clark/Bardes produced net cash flow from operations of $4 million for the year ended December 31, 1998, as compared to $1.9 million for the year ended December 31, 1997. The increase was due largely to strong cash earnings and a decrease in working capital. As of December 31, 1998, Clark/Bardes had cash and cash equivalents of $12.1 million, and total current assets of $20.2 million. The primary source of these cash balances were the proceeds from the issuance of common stock from Clark/Bardes' initial public offering.

     Uses of Cash. $15.0 million was used to consummate the Schoenke acquisition. The total purchase price was $17.0 million consisting of a $15.0 million cash and a $2.0 million promissory note issued by Clark/Bardes to the sellers of Schoenke. On August 24, 1998, Clark/Bardes paid warrant holders $4.9 million in exchange for the extinguishment of warrants representing the right to purchase 1,525,424 shares of Common Stock at $5.90 per share. On August 24, 1998, Clark/Bardes made a principal prepayment of $1.0 million on its medium term notes in addition to scheduled principal payments in the amount of $2.9 million for the three months ending December 31, 1998. On November 1, 1998, Clark/Bardes paid 6.1 million to acquire the assets and business of Wiedemann. The total purchase price consisted of $4.1 million paid in cash and the issuance of 142,857 shares of Common Stock.

     On July 31, 1998, Clark/Bardes paid a dividend equal to the S Corporation Stockholder's Distribution Account. This dividend, in the amount of $3.2 million or $1.00 per share, was paid from existing cash reserves.

     Credit Facilities. As of December 31, 1998, Clark/Bardes owed an aggregate of $29.1 million under outstanding debt obligations. Of this amount, $4.3 million is due within the next twelve months. Since January 1, 1998, cash flow from operations was more than sufficient to cover scheduled principal and interest payments on existing indebtedness as well as Clark/Bardes' working capital requirements.

     Effective August 24, 1998, Clark/Bardes restructured its Senior Secured Notes and Second Priority Senior Secured Notes. The interest rates on the 10.5% Senior Secured Notes and the 11.0% Second Priority Senior Secured Notes were reset to 7.84% and 8.86%, respectively. The restructured notes may be prepaid without penalty and will be secured by a first priority security interest in, among other things, all of Clark/ Bardes' renewal commissions other than the renewal commissions from BCS and Schoenke. Further, Clark/ Bardes is subject to significant operational restrictions and financial covenants, a prohibition against certain payments, a limitation on the payment of dividends, a limitation on the incidence of indebtedness and the maintenance of certain financial ratios.

     In January 1999, CBI entered into a $65.0 million credit agreement consisting of a $35 million revolving credit Facility and two term loans of $25 million and $5 million. In January 1999 pursuant to the credit agreement, Clark/Bardes obtained a term loan for $25 million at a fixed rate of 7.08% for the first year and at a floating rate based upon the one-year London InterBank offered rate plus 2% thereafter. The term loans are represented by secured promissory notes maturing December 31, 2004. Principal and interest are payable quarterly beginning March 31, 1999. The $25.0 million proceeds were used to retire the Senior Secured Notes, Second Priority Senior Secured Notes, medium term notes, and AAA distribution notes payable. The credit agreement contains restrictive covenants which, among other things, require mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, certain limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances, and certain change in control provisions.

     Coincident with the credit agreement and floating rate debt agreements, CBI has entered into an interest rate swap agreement with a bank affiliated with the lending group to fix the interest rate at 5.29% on $15 million of the term loan, thus sustaining no gain or loss on rate fluctuations. There was no cost to CBI for this arrangement and it does not present a derivative risk.

     Clark/Bardes believes that its net cash flow from operations will continue to provide sufficient funds to service all of its debt obligations. This belief is based on the predictability and magnitude of Clark/Bardes' future revenue stream. Specifically, renewal revenue in future periods, which is not reflected on Clark/Bardes' balance sheet, is estimated by Clark/Bardes to represent approximately $198.4 million in total revenue over the next five years. However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

     As Clark/Bardes' business grows, its working capital and capital expenditures will also continue to increase. Management believes that net cash flows from operations will be sufficient to finance Clark/Bardes' required debt payments, working capital needs and capital expenditures for the next twelve months. There can be no assurance, however, that the net cash flows from operations will be sufficient to meet Clark/Bardes' anticipated requirements or that Clark/Bardes will not require additional debt or equity financing within this time frame.

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this date field limitation could disrupt activities in the normal business cycle. Based on previous and ongoing internal reviews, management believes that the computer equipment and software used by Clark/Bardes will function properly with respect to dates in the year 2000 and thereafter. However, uncertainty still exists concerning the potential costs and effects of the year 2000 problem. Clark/Bardes is continuing its assessment of year 2000 issues and taking steps to prevent these issues from adversely affecting its future operating results. This ready process includes, but is not limited to, preparing an inventory of potential year 2000 issues, determining functions affected, performing remediation as necessary, testing software and equipment and recording results. This assessment and readiness process is expected to be completed by mid-year 1999.

     In its assessment of year 2000 issues, Clark/Bardes is specifically focusing on its software applications and associated software products, hardware, facilities, communications equipment and security systems. Clark/Bardes' proprietary financial modeling and Unix-based administrative systems that support its insurance-financed employee benefit programs were designed to be year 2000 ready. During 1998 Clark/Bardes upgraded its network software to be year 2000 compliant.

     In addition to evaluating its own systems for year 2000 compliance. Clark/Bardes is also communicating with and requesting information from its important clients and carriers to determine the extent to which interfaces with such entities are vulnerable to year 2000 issues and the extent to which the internal systems of such entities are vulnerable to year 2000 issues. Third parties that have relationships with Clark/Bardes, including insurance companies and clients, may experience significant operational difficulties if their computer systems do not properly recognize date sensitive information when the year changes to 2000. While these computer malfunction issues may have a material adverse effect on the operations of such third parties, which may, in turn, have a material adverse effect on Clark/Bardes, management presently believes that year 2000 issues will not require Clark/Bardes to incur any material costs and do not pose significant operational problems. However, Clark/Bardes is not able to determine the extent to which such third parties, such as insurance companies and clients, may experience year 2000 issues. Any year 2000 problem of either Clark/ Bardes or third parties that have relationships with Clark/Bardes could have a material adverse effect on Clark/Bardes' business, results of operations and financial condition. Clark/Bardes believes that to the extent that any insurance companies which have a relationship with Clark/Bardes are unable to become year 2000 compliant. Clark/Bardes will be able to enter into relationships on a going forward basis with other insurance companies that are year 2000 compliant.

     Clark/Bardes' costs, as of December 31, 1998, related to the above year 2000 compliance efforts total approximately $78,000. Total costs associated with Clark/Bardes' year 2000 readiness process, consisting of both internal and external resources, are expected to range between $150,000 and $200,000. Clark/Bardes anticipates funding these costs with cash generated from operations. Clark/Bardes has not yet fully completed its year 2000 assessment and remediation efforts. Based on its experience to date, Clark/Bardes presently believes that the year 2000 issues will not pose significant operational problems for Clark/Bardes directly or as a result of any year 2000 issues of suppliers or customers.

INFLATION

     Inflation has not had a material effect on the Clark/Bardes' results of operations. Certain of Clark/ Bardes' expenses, such as compensation, benefits and capital equipment costs, are subject to normal inflationary pressures. However, the majority of Clark/Bardes' service and administrative agreements with clients, which generate fee income, have a cost of living adjustment tied to the consumer price index. Management believes that future inflationary pressures will continue to be offset because as inflation increases investment returns will also increase, resulting in higher cash values and higher commission revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and has been adopted by Clark/Bardes and is presented in the accompanying financial statements.

     As of January 1, 1998, Clark/Bardes adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on Clark/Bardes' net income or shareholders' equity. Clark/Bardes has no other comprehensive income as defined by SFAS No. 130 as of December 31, 1997 or December 31, 1998.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997, but it is not required to be applied to interim financial statements in the initial year of its application. The adoption of this Statement will have no impact on Clark/Bardes' financial condition or results of operations. This statement has been adopted by Clark/Bardes and is presented in the accompanying financial statements.

                                  RISK FACTORS

     The following statements should be considered carefully in reviewing this Form 10-K and qualify, in their entirety, each forward looking statement herein.

UNFAVORABLE FEDERAL TAX LEGISLATION

     Federal tax laws could cause significant surrenders of policies and/or reduce the tax advantage of certain Clark/Bardes products, and therefore the life insurance products underlying the benefit programs marketed by Clark/Bardes are vulnerable to adverse changes in tax legislation. These life insurance products offer certain advantages, including that (i) the cash value of life insurance policies grows on a tax deferred basis until withdrawal and (ii) the death benefits of life insurance policies are received tax-free. In addition, loans can be made from insurance policies (other than modified endowment policies) without the imposition of tax.

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

     In February 1999, the Clinton administration proposed eliminating the "employee, officer and director" exception to the interest disallowance rule as a part of its budget proposal. If enacted, such proposal would significantly reduce the attractiveness of business-owned life insurance to companies that traditionally have high debt/equity ratios. Banks, due to the depositor/debtor relationship with their depositors, would in particular be negatively affected by the administration's proposal. To the extent that any tax law amendment is made retroactive, banks and other clients of Clark/Bardes may lose the economic advantages of maintaining the policies underlying their benefit plans. This could result in significant surrenders of policies from which Clark/Bardes currently derives commission and fee revenue. Although management believes that the Clinton administration's proposal, which is being considered in the current session of Congress, does not have widespread support in Congress, Clark/Bardes is unable to predict the extent to which these or other amendments to existing laws will be adopted or the effect that any such amendments will have on Clark/ Bardes' business.

     No assurances can be given that the administration's proposal or other adverse tax proposals will not be enacted in the future or that adverse interpretations of existing laws will not occur in the future. If the Internal Revenue Code were to be amended to eliminate or reduce the tax-deferred status of the insurance programs marketed by Clark/Bardes, or if adverse interpretations of existing laws occur in the future, the market demand for such programs would be materially adversely affected.

CLARK/BARDES IS DEPENDENT ON CERTAIN KEY PRODUCERS

     During 1998, approximately 44.7% of total revenue was derived from the marketing activities of five offices operated by producers of Clark/Bardes. The largest of these offices, The Wamberg Organization, accounted for approximately 23.0% of total revenue. The offices operated by Steven Cochlan, Malcolm Briggs, and George Blaha collectively accounted for 21.5% of total revenue. The producers operating these offices have entered into producer agreements which include non-competition provisions for a period of time after termination of the agreements. The producer agreements are terminable by Clark/Bardes or the producers with either 90 or 180 days' written notice depending on the individual agreement. From time to time producer relationships have been terminated by Clark/Bardes or by a producer and there is no assurance that such agreements will not be terminated at any time by Clark/Bardes or by a producer in the future or that the non-competition provisions will be enforced in litigation.

LACK OF PERSISTENCY CAN ADVERSELY IMPACT RENEWAL COMMISSIONS AND FEES

     Companies purchase business-owned life insurance policies primarily to offset the costs of employee benefit liabilities. These policies usually show high persistency rates, in part because the policies contain early penalties and the tax laws typically impose unfavorable tax consequences to the corporate policyholders if the policies are terminated early. The high persistency rates are also due to the purpose of the underlying life insurance policies that are not typically used to fund benefits for specific individuals, but rather to offset the purchaser's employee benefit costs on an aggregate basis. Therefore, each policy is usually held to maturity (i.e., the death of the individual insured covered by such policy), regardless of whether the insured remains employed by the plan sponsor. High persistency rates are advantageous since Clark/Bardes receives a substantial portion of its revenue in the form of renewal commissions and fees. If the business purchaser chooses to let a policy lapse, Clark/Bardes does not receive any renewal commissions and fees for insurance policy servicing after the policy lapses. Although Clark/Bardes has historically experienced high persistency rates, there can be no assurance that these high persistency rates will continue in the future.

CLARK/BARDES IS DEPENDENT ON THE SERVICES OF KEY PERSONNEL SUCH AS W.T. WAMBERG, MELVIN G. TODD AND RICHARD C. CHAPMAN

     Clark/Bardes' performance is substantially dependent on the performance of its executive officers and key employees. Clark/Bardes is dependent on the ability to retain and motivate high quality personnel, especially its management, producers and program development teams. The loss of the services of any of its key employees, particularly W.T. Wamberg, Chairman of the Board of Directors, Melvin G. Todd, President and Chief Executive Officer, and Richard C. Chapman, Executive Vice President, could have a material adverse effect on Clark/Bardes' business, financial condition and operating results. There can be no assurance that Clark/Bardes will be successful in retaining its key personnel.

CREDIT RISK OF INSURANCE COMPANIES FROM WHICH REVENUE IS RECEIVED COULD ADVERSELY IMPACT RENEWAL INCOME

     Clark/Bardes designs and markets employee benefit programs typically financed by policies underwritten by insurance companies. The commissions payable for the sale of the insurance policies underlying Clark/ Bardes' programs are usually long term and recurring in nature, typically paid annually and extending over a period of ten years or more after the sale. Since Clark/Bardes derives a substantial portion of its total revenue from renewal revenue, any financial difficulties encountered by, or the insolvency of, an insurance company from whom renewal revenue is due could cause Clark/Bardes to realize less than the full amount of the renewal revenue to which it is entitled. Clark/Bardes' inability to collect renewal revenue could have a material adverse effect on its business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS MAY RESULT IN REVENUES THAT ARE LESS THAN EXPECTED

     Since November 1997, Clark/Bardes has completed three acquisitions, is actively considering two more acquisitions and has a number of potential acquisitions under consideration at any point in time. Future acquisitions may require substantial financial expenditures which will need to be financed through cash from operations as well as future debt and equity offerings by Clark/Bardes. An acquisition may not produce the revenue, earnings or business that Clark/Bardes anticipated and which is paid for. Furthermore, there can be no assurance that a business acquired in the future will even achieve acceptable levels of revenue and profitability. Accordingly, acquisition efforts may not succeed, and the time capital and management and other resources spent on an acquisition that fails to meet Clark/Bardes' expectations could cause Clark/Bardes' business, results of operations and financial condition to be materially affected. In addition, acquisitions involve numerous other risks, including: (i) the diversion of management's time and attention to the negotiation of the acquisition and to the assimilation of the businesses acquired, (ii) the need to modify financial and other systems and add management resources, (iii) the potential liabilities of the acquired businesses, (iv) unforeseen difficulties in the acquired operations, and (v) the possible adverse short-term effects on Clark/Bardes' business, financial condition and results of operations.

SIGNIFICANCE OF INTANGIBLE ASSETS

     At December 31, 1998, intangible assets arising from the purchased businesses consisted of the following:

                                                               (IN THOUSANDS)
Present value of in-force revenue...........................      $25,532
Unamortized goodwill........................................       18,552
Non-compete agreements......................................        1,125
                                                                  -------
                                                                  $45,209
                                                                  =======

All of these amounts having been determined by the excess of the purchase price (including acquisition costs) over the net tangible assets acquired. The amounts allocated to inforce revenue is determined using the discounted cash flow of inforce revenues adjusted for expected persistency, mortality and associated costs. The balance of the excess purchase price over the net tangible assets is allocated to goodwill. The inforce revenue is amortized over a period of anticipated benefit normally thirty years. There are a number of factors determining the persistency of such inforce business all of which are beyond Clark/Bardes' control and there can be no assurance that the values so allocated will ultimately be realized.

     Clark/Bardes has adopted SFAS No. 121 "Accounting for Impairment of Long Lived Assets and Long Lived Assets To Be Disposed Of." Under SFAS No. 121 Clark/Bardes will periodically (at least annually) review the components of this asset and make the appropriate adjustment if it becomes apparent that the residual present value is less than its amortized carrying amount. In 1998, the FASB announced a study of the prevailing amortization periods for goodwill. In its deliberations, the FASB has tentatively determined that amortization for goodwill should be a maximum period of ten to twenty years. Clark/Bardes presently amortizes the present value of inforce revenue over thirty years and goodwill over a period of forty years but intends to fully comply with any new standards with respect to all future acquisitions.

CLARK/BARDES' INABILITY TO GROW AND EXPAND PRODUCTS AND SERVICES COULD ADVERSELY IMPACT FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Clark/Bardes' growth strategy relies in part on its ability to increase its share of the insurance-financed employee benefit market. Clark/Bardes intends to increase its market share by (i) growing its client base in existing product lines through superior sales, marketing, technology and administration, (ii) developing new related products and services and (iii) acquiring competitors and related businesses. There can be no assurance that Clark/Bardes will have the financial, managerial, administrative, marketing or other resources necessary to achieve these growth and acquisition objectives and to overcome difficulties associated with growth. If Clark/Bardes were to encounter difficulties in implementing the growth, development or expansion of its products and services, such difficulties could have a material adverse effect on Clark/Bardes' business, financial condition and results of operations.

     In addition, the success of Clark/Bardes depends in large part on its ability to attract and retain highly skilled managerial, sales and marketing personnel. Clark/Bardes also believes it will need to hire additional technical personnel to further enhance and develop its programs and services. Competition for such personnel is intense, and should Clark/Bardes be unable to hire the necessary personnel, the development and sale of new or enhanced programs and services would likely be delayed or prevented. There can be no assurance that Clark/Bardes will be able to attract, integrate and retain such highly skilled personnel. If any component of the inforce revenue base should become unrealizable or the accounting regulatory bodies impose shorter amortization periods, Clark/Bardes' financial positions and future operating results could be materially adversely affected.

COMPETITIVE FORCES MAY ADVERSELY AFFECT CLARK/BARDES' MARKET SHARE

     The marketing, design and administration of insurance-financed employee benefit programs is highly competitive. Clark/Bardes and its producers compete with a large number of insurance agents, life insurance brokers, third party administrators, producer groups and insurance companies, a number of whom have greater financial resources and can offer alternative programs. Clark/Bardes' direct competitors include Compensation Resource Group, Harris Crouch Long Scott and Miller, Management Compensation Group, Newport Group, TBG Financial and The Todd Organization. Furthermore, competition exists for producers and other marketers of life insurance products who have demonstrated sales ability. National banks, with their existing depositor bases for financial service products, may pose increasing competition in the future to companies who sell life insurance products, including Clark/Bardes. Recent United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products.

     Clark/Bardes competes for clients on the basis of reputation, client service, program and product offerings and the ability to tailor insurance products and administrative services to the specific needs of a client. Although certain competitors have access to proprietary programs and products unavailable to Clark/ Bardes and others offer lower prices for administrative services, management believes that Clark/Bardes is in a superior competitive position in most, if not all, of the meaningful aspects of its business. Management does not consider its direct competitors to be its greatest competitive threat. Rather, management believes Clark/ Bardes' most serious competitive threat will likely come either from large, diversified financial entities which are willing to expend significant resources to gain market share or from the larger competitors that pursue an acquisition or consolidation strategy similar to that of Clark/Bardes.

CLARK/BARDES IS DEPENDENT ON CERTAIN INSURANCE COMPANIES

     Clark/Bardes depends heavily on a small number of insurance companies to underwrite the insurance policies underlying the programs Clark/Bardes markets. More specifically, Clark/Bardes currently utilizes approximately fourteen life insurance companies to underwrite substantially all of the business-owned life insurance policies underlying Clark/Bardes' programs of which nine insurance companies, General American, Great-West, Life Investors, Nationwide, Transamerica, The Mutual Group, Alexander Hamilton, Jefferson Pilot and West Coast Life, accounted for approximately 76.4% of Clark/Bardes' first year commission revenue for the year ended December 31, 1998. There is no assurance that these relationships will continue in the future or that Clark/Bardes will be able to develop relationships with other insurance companies.

ERRORS AND OMISSIONS IN THE SERVICES IT PROVIDES MAY SUBJECT CLARK/BARDES TO DAMAGES

     Clark/Bardes markets, designs and administers sophisticated financial products. Certain of Clark/Bardes' employees provide financial, actuarial and other professional services in connection with marketing, designing and administering these programs. Clark/Bardes' clients rely upon the services and interpretations rendered by its employees. To the extent any services or interpretations provided by Clark/Bardes' employees prove to be inaccurate, Clark/Bardes may be liable for the damages, and such liability, to the extent not covered by existing insurance, could have a material adverse effect on Clark/Bardes' business, financial condition and results of operations.

PROTECTION OF PROPRIETARY PROGRAMS AND SERVICES MAY BE INADEQUATE TO PREVENT LEAKS OR THEIR USE BY OTHERS

     Clark/Bardes regards certain of its programs and services as proprietary and relies primarily on a combination of intellectual property laws, confidentiality agreements and contractual provisions to protect its proprietary rights. Trade secret and copyright laws afford limited protection. Despite Clark/Bardes' efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the programs or services marketed by Clark/Bardes or to obtain and use information that Clark/Bardes regards as proprietary. There can be no assurance that the obligation to maintain the confidentiality of Clark/Bardes' proprietary information will prevent disclosure of such information or that the proprietary programs marketed by Clark/ Bardes will not be independently developed by competitors.

FEDERAL AND STATE REGULATIONS MATERIALLY AFFECT THE WAY CLARK/BARDES OPERATES IN EACH STATE

     The insurance-financed employee benefit market is subject to extensive regulation by state governments. Clark/Bardes products are sold in all 50 states through licenses held by Clark/Bardes or by its producers. In addition, Clark/Bardes markets its insurance-financed employee benefit programs in the states of Ohio, Pennsylvania and Texas through entities licensed in those states for which Clark/Bardes provides almost all services by means of administrative service agreements. In general, state insurance laws establish supervisory agencies with broad administrative and supervisory powers related to such matters as granting and revoking licenses, approving individuals and entities to whom commissions can be paid, licensing insurance agents, transacting business, approving policy forms and regulating premium rates for some lines of business. Licensing laws applicable to insurance marketing activities and the receipt of commissions vary by jurisdiction and are subject to interpretation as to the application of such requirements to specific activities or transactions. While Clark/Bardes has not encountered regulatory problems in the past, no assurance can be given that Clark/Bardes would be deemed to be in compliance with all applicable licensing requirements of each jurisdiction in which Clark/Bardes operates or that additional licenses would not be required of Clark/Bardes or that Clark/Bardes or its producers will not encounter regulatory problems in the future, including any potential sanctions or penalties for operating in a jurisdiction without all required licenses.

     While the federal government does not directly regulate the marketing of most insurance products, certain products, such as variable life insurance, must be registered under the federal securities acts and therefore the producers and the entities selling such products must be registered with the NASD. Clark/ Bardes markets such insurance products through an entity registered as a broker-dealer and for which Clark/ Bardes provides almost all services by means of an administration and services agreement. The broker-dealer is owned by W.T. Wamberg (68.2%) and Malcolm Briggs (31.8%). Messrs. Wamberg and Briggs are stockholders of Clark/Bardes Holdings and Mr. Wamberg is Chairman of Clark/Bardes Holdings. While

Clark/Bardes has not encountered regulatory problems in the past, no assurance can be given that Clark/ Bardes or its producers will not encounter regulatory problems in the future.

FLUCTUATIONS IN OPERATING RESULTS MAKE CLARK/BARDES REVENUE AND OPERATING RESULTS DIFFICULT TO ANALYZE AND FORECAST

     Clark/Bardes may experience significant fluctuations in its results of operations, in particular when such results are compared on a consecutive quarterly basis. In particular, Clark/Bardes recognizes a significant increase in both first year and renewal revenue in the fourth quarter due to the seasonality of program implementation. In general, results of operations may fluctuate as a result of a number of factors, including the introduction of new or enhanced programs and services by Clark/Bardes or its competitors, client acceptance or rejection of new programs and services, program development expenses, timing of significant sales, demand for administrative services, competitive, legislative and regulatory conditions in the insurance-financed employee benefit industry and general economic conditions. Many of these factors are beyond Clark/Bardes' control.

     The sales cycles for Clark/Bardes' programs and services are lengthy, lasting generally between twelve to eighteen months, with first year revenue being derived from a small number of large cases and subject to a number of factors beyond Clark/Bardes' control. For these and other reasons, the revenue of Clark/Bardes is difficult to forecast, and Clark/Bardes believes that comparing its consecutive quarterly results of operations is not necessarily meaningful or indicative of the results that Clark/Bardes may achieve for any subsequent period. Thus, past operating results should not be considered a reliable indicator of future performance.

CHANGES IN ECONOMIC AND MARKET CONDITIONS MAY HELP DEVELOPMENT OF COMPETING PROGRAMS AND PRODUCTS

     Clark/Bardes' commission income and persistency rates are affected by certain general economic conditions and market factors such as changes in interest rates and stock prices. Interest rate fluctuations may have a significant effect on the sale and profitability of certain insurance-financed employee benefit programs marketed by Clark/Bardes. For example, if interest rates rise, competing products may become more attractive to potential purchasers of the programs marketed by Clark/Bardes. Further, a prolonged decrease in stock prices may have a significant effect on the sale and profitability of Clark/Bardes' programs that are linked to stock market indices. Thus, economic conditions and other factors may negatively affect the popularity or economic attractiveness of the programs marketed by Clark/Bardes. There can be no assurance that Clark/Bardes will be able to compete with alternative products if economic conditions and inflationary increases make the programs marketed by Clark/Bardes financially unattractive.

RELIANCE ON INFORMATION PROCESSING SYSTEMS

     Clark/Bardes' ability to provide administrative services depends on its capacity to store, retrieve, process and manage significant databases and expand and upgrade periodically its information processing capabilities. Interruption or loss of Clark/Bardes' information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on Clark/Bardes' business, financial condition and results of operations. Although Clark/Bardes has disaster recovery procedures in place and insurance to protect against such contingencies, these can be no assurance that such insurance or services will continue to be available at reasonable prices, cover all such losses or compensate Clark/Bardes for the possible loss of clients occurring during any period that Clark/ Bardes is unable to provide services.

YEAR 2000 ISSUES

     There is significant uncertainty regarding the potential costs and effects of the year 2000 problem because computer systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or altogether fail. Based on previous and ongoing internal reviews, Clark/Bardes believes that the computer equipment and software used by Clark/Bardes will function properly with respect to dates in the year 2000 and thereafter. However, third parties that have relationships with Clark/Bardes, including insurance companies and clients, may experience significant year 2000 issues. These issues may have a serious adverse effect on the operations of such third parties, including a shut-down of operations for a period of time, which may, in turn, have a material adverse effect on Clark/Bardes' business, financial condition and results of operations. Clark/Bardes has requested information from third parties addressing any potential year 2000 issues with such third parties; however, Clark/Bardes is not able to determine the extent to which such third parties, such as insurance companies and clients, may experience year 2000 issues. Any year 2000 compliance problem of either Clark/Bardes or third parties that have relationships with Clark/Bardes could have a material adverse effect on Clark/Bardes' business, results of operation and financial condition.

RISKS ASSOCIATED WITH CONCENTRATION OF STOCK OWNERSHIP

     CBH and CBI's Chairman, Mr. Wamberg, owns approximately 23.4% of the outstanding Common Stock as of March 17, 1999. As a result, Mr. Wamberg is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of Clark/Bardes.

CLARK/BARDES' RELATIONSHIP WITH W. T. WAMBERG COULD PRESENT CONFLICTS OF
INTEREST

     CBI has a contractual relationship with Mr. Wamberg, the Chairman of the Board of CBH and CBI under a Principal Office Agreement pursuant to which The Wamberg Organization markets, on behalf of Clark/Bardes, life insurance and administrative and consulting services, and Clark/Bardes furnishes to The Wamberg Organization marketing materials and concepts, program design ideas, selected life insurance products, specimen plan documents and administrative services. The Wamberg Organization, which is controlled by Mr. Wamberg, accounted for approximately 17.5% of Clark/Bardes' total revenue in 1998. Pursuant to the terms of the Principal Office Agreement, Clark/Bardes paid approximately $7.8 million and $8.1 million to The Wamberg Organization in 1997 and 1998, respectively, for commissions and fees earned. In July 1998, Clark/Bardes, Mr. Wamberg and The Wamberg Organization entered into an agreement that provides for, among other things, a purchase of the renewal revenues due to Mr. Wamberg and The Wamberg Organization in exchange for a cash payment of approximately $7.5 million. In addition, Clark/Bardes reimbursed Mr. Wamberg up to an aggregate of $100,000 per calendar year for expenses incurred by Mr. Wamberg in his capacity as the Chairman of each of CBH and Clark/Bardes. The interests of Clark/ Bardes, on the one hand, and Mr. Wamberg and The Wamberg Organization, on the other hand, may differ with respect to contractual agreements or other transactions between Clark/Bardes and Mr. Wamberg and The Wamberg Organization resulting in certain conflicts of interest of Mr. Wamberg.

ANTI-TAKEOVER PROVISIONS OF DELAWARE LAW AND CLARK/BARDES CHARTER DOCUMENTS COULD PREVENT A TAKEOVER BENEFICIAL TO STOCKHOLDERS

     Certain provisions of CBH's certificate of incorporation, CBH's bylaws and the Delaware General Corporation Law may have the effect of discouraging unsolicited proposals for the acquisition of CBH. Pursuant to its certificate of incorporation, CBH may issue shares of preferred stock in the future without stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, any such preferred stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate transactions, could have the effect of discouraging a third party's acquisition of a majority of the Common Stock. CBH has no present plans to issue any shares of preferred stock. In addition, CBH has adopted a stockholder rights plan that could further discourage attempts to acquire control of CBH. CBH's bylaws provide that stockholders are entitled to call a special meeting only by a vote of holders of at least 66 2/3% of the total votes eligible to be cast by holders of Common Stock. In addition, the ability of the stockholders to consent in writing to the taking of any action in lieu of a meeting is denied. Any changes to provisions of CBH's certificate of incorporation must be approved by a majority of the Board of Directors and, in certain cases, thereafter must be approved by a vote of holders of at least 66 2/3% of the total votes eligible to be cast by holders of Common Stock. The bylaws may be amended or repealed by the affirmative vote of a majority of the directors or the affirmative vote of the holders of at least 66 2/3% of the votes eligible to be cast by holders of Common Stock with respect to such amendment or repeal. In addition, the Delaware General Corporation Law restricts certain business combinations and provides that directors serving on staggered boards of directors may be removed only for cause unless the certificate of incorporation otherwise provides. Finally, the bylaws provide that directors can be removed only for cause by a vote of holders of at least 66 2/3% of the total votes eligible to be cast by holders of Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates and other relevant market rate or price changes. The volatility and liquidity in the markets in which the related underlying assets are traded directly influence market risk. The following is a discussion of Clark/ Bardes' primary market risk exposures and how those exposures are currently managed. The primary market risk for Clark/Bardes' long-term debt is interest rate risk at the time of refinancing.

     In January 1999, CBI entered into a $65 million credit agreement consisting of a $35 million revolving credit facility and two term loans of $25 million and $5 million. In January 1999 pursuant to the credit agreement, Clark/Bardes obtained a term loan for $25 million at a fixed rate of 7.08% for the first year and at a floating rate based upon the one-year London InterBank Offered Rate plus 2% thereafter. The term loans are represented by secured promissory notes maturing December 31, 2004. Principal and interest are payable quarterly beginning March 31, 1999. The $25.0 million proceeds were used to retire the Senior Secured Notes, Second Priority Senior Secured Notes, medium term notes, and AAA distribution notes payable.

     Coincident with the agreement and floating rate debt agreements, CBI has entered into an interest rate swap agreement with a bank affiliated with the lending group to fix the interest rate at 5.29% on $15 million of the term loan, thus sustaining no gain or loss on rate fluctuations. There was no cost to CBI for this arrangement and it does not present a derivative risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of Clark/Bardes appear beginning on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information concerning Clark/Bardes' change of accountant was previously reported in the Registration Statement on Form S-1, File No. 333-56799, declared effective by the SEC on August 19, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from Clark/Bardes' Proxy statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") under the captions "Proposal One -- Election of Directors," and "Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     (1) Financial Statements

        Independent Auditors' Report
        Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for each of the years ended December 31, 1998, 1997 and 1996
        Consolidated Statements of Shareholders' Equity for each of the years ended December 31, 1998, 1997, and 1996 Consolidated Statements of Cash Flows for each of the years ended December 31, 1998, 1997, & 1996
        Notes to the Consolidated Financial Statements

     (2) Financial Statement Schedules

        None.

        Schedules not listed above have been omitted because they are not required or are not applicable.

     (3) Exhibits

        The information required by this Item 14(a)(3) is set forth in the
        Exhibit Index immediately following Clark/Bardes' financial statements. The exhibits listed herein will be furnished upon written request to "Director of Investor Relations" located at Clark/Bardes' headquarters and payment of a reasonable fee that will be limited to Clark/Bardes' reasonable expense in furnishing such exhibits.

     (b) Reports on Form 8-K.

     The following Current Report on Form 8-K was filed during the three months ended December 31, 1998:

        On October 2, 1998, Clark/Bardes filed a Current Report on Form 8-K, dated September 18, 1998 (the "Form 8-K"), disclosing the acquisition of the businesses and substantially all of the assets of Schoenke. The following financial statements and financial information were filed as part of the Form 8-K:

        (1) Balance sheets of Schoenke & Associates Corporation as of December 31, 1996 and 1997 and as of June 30, 1998 (unaudited) and the related statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997 and the six months ended June 30, 1997 and 1998 (unaudited) and related independent auditors report dated June 29, 1998.

        (2) Clark/Bardes Holdings, Inc. Unaudited Pro Forma Balance Sheet as of June 30, 1998 and Unaudited Pro forma Statement of Operations for the year ended December 30, 1997 and the six months ended June 30, 1998.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Clark/Bardes Holdings, Inc., Reports of Independent
  Auditors..................................................   F-2
Clark/Bardes Holdings, Inc., Consolidated Balance Sheets at
  December 31, 1998 and 1997................................   F-4
Clark/Bardes Holdings, Inc., Consolidated Statements of
  Operations for the years ended December 31, 1998, 1997 and
  1996......................................................   F-5
Clark/Bardes Holdings, Inc., Consolidated Statements of
  Stockholders'
  Equity (Deficit) for the years ended December 31, 1998,
     1997 and 1996..........................................   F-6
Clark/Bardes Holdings, Inc., Consolidated Statements of Cash
  Flows for the years ended December 31, 1998, 1997 and
  1996......................................................   F-7
Notes to Consolidated Financial Statements..................   F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Clark/Bardes Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Clark/Bardes Holdings, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Clark/Bardes, Inc. (the predecessor to Clark/ Bardes Holdings, Inc.) for the year ended December 31, 1996, were audited by other auditors whose report dated February 7, 1997, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clark/Bardes Holdings, Inc. and subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     ERNST & YOUNG LLP

Dallas, Texas
February 23, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Clark/Bardes, Inc. (the predecessor to Clark/Bardes Holdings, Inc.)

     We have audited the accompanying statements of income, stockholders' equity, and cash flows of Clark/Bardes, Inc. (the predecessor to Clark/Bardes Holdings, Inc.) for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Clark/Bardes, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

Lane Gorman Trubitt, L.L.P.

Dallas, Texas
February 7, 1997

                          CLARK/BARDES HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                              (IN THOUSANDS EXCEPT
                                                                     SHARES)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $12,102     $ 3,783
  Account and notes receivable:
     Trade..................................................     7,145       7,720
     Affiliates.............................................       872          11
     Notes (related parties: $0 and $205 at December 31,
      1998 and 1997, respectively)..........................       393         556
     Interest...............................................        60          46
     Allowance for uncollectibles...........................      (394)        (78)
                                                               -------     -------
          Total accounts and notes receivable...............     8,076       8,255
  Deposits and advances.....................................        59          --
                                                               -------     -------
          Total current assets..............................    20,237      12,037
Equipment and leasehold improvements -- net.................     1,178         716
Intangible assets -- net....................................    45,209      24,089
Deferred tax asset..........................................       607          --
Other assets................................................       262          59
                                                               -------     -------
          Total assets......................................   $67,493     $36,901
                                                               =======     =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 2,925     $ 1,142
  Commissions and fees payable..............................     2,634       1,945
  Income taxes..............................................       528          --
  Dividends payable.........................................        --         334
  Accrued liabilities.......................................     2,331       1,521
  Accrued interest..........................................       320         476
  Current portion of long term debt (related parties: $425
     and $1,425 at December 31, 1998 and 1997,
     respectively)..........................................     4,344       4,325
                                                               -------     -------
          Total current liabilities.........................    13,082       9,743
Long term debt (related parties: $6,113 and $12,338 at
  December 31, 1998 and 1997, respectively).................    24,713      32,838
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock
     Authorized -- 1,000,000 shares; $.01 par value
     None issued
  Common stock
     Authorized -- 20,000,000 shares; $.01 par value, no par
      in 1997
     Issued and outstanding -- 5,959,140 in 1997 and
      8,202,535 in 1998.....................................        82       5,162
  Paid in capital...........................................    26,274          --
  Retained earnings.........................................     3,342       3,189
  Less: treasury stock -- 2,737,130 shares in 1997..........        --     (14,031)
                                                               -------     -------
          Total stockholders' equity (deficit)..............    29,698      (5,680)
                                                               -------     -------
          Total liabilities and stockholders' equity........   $67,493     $36,901
                                                               =======     =======

                 See accompanying notes to financial statements

                          CLARK/BARDES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                 (IN THOUSANDS EXCEPT
                                                                    PER SHARE DATA)
REVENUES:
  Commissions and service fees..............................  $72,264   $47,871   $32,352
  Other (related parties: $1,585, $879 and $640 for the year ended at December 31, 1998, 1997 and 1996,
     respectively)..........................................    2,502     1,584       890
                                                              -------   -------   -------
          Total revenues....................................   74,766    49,455    33,242
Commission and fee expense (related parties: $8,068, $24,152 and $16,258 for the years ended December 31, 1998, 1997
  and 1996, respectively)...................................   46,111    32,439    21,049
                                                              -------   -------   -------
          Net revenue.......................................   28,655    17,016    12,193
                                                              -------   -------   -------
EXPENSES
  General and administrative................................   19,616    11,504     8,579
  Amortization of intangibles...............................    1,232       295        --
  Put warrants (non-recurring)..............................    4,800        --        --
                                                              -------   -------   -------
          Total expenses....................................   25,648    11,799     8,579
                                                              -------   -------   -------
OPERATING INCOME............................................    3,007     5,217     3,614
OTHER INCOME (EXPENSE)
  Interest income...........................................      565       189       121
  Interest expense..........................................   (3,166)   (1,112)       --
                                                              -------   -------   -------
          Total.............................................   (2,601)     (923)      121
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES..................................      406     4,294     3,735
INCOME TAXES................................................      817        60       181
                                                              -------   -------   -------
NET INCOME (LOSS)...........................................  $  (411)  $ 4,234   $ 3,554
                                                              =======   =======   =======
NET INCOME (LOSS) PER SHARE:
  Basic.....................................................  $ (0.08)  $  1.03   $  0.75
                                                              =======   =======   =======
  Diluted...................................................  $ (0.08)  $  0.99   $  0.75
                                                              =======   =======   =======

                 See accompanying notes to financial statements

                          CLARK/BARDES HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            COMMON STOCK
                                           COMMON STOCK                      IN TREASURY                        TOTAL
                                       --------------------   PAID-IN   ---------------------   RETAINED    STOCKHOLDERS'
                                         SHARES     AMOUNT    CAPITAL     SHARES      AMOUNT    EARNINGS   EQUITY (DEFICIT)
                                       ----------   -------   -------   ----------   --------   --------   ----------------
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
Balance at December 31, 1995.........   5,957,344   $5,054    $    --     (229,737)  $   (919)  $ 1,653        $  5,788
  Purchase of common stock for
    treasury.........................                                   (1,123,554)    (4,137)                   (4,137)
  Sale/grant of treasury stock.......                                      150,000        600      (277)            323
  Change in net unrealized loss on
    securities.......................                                                                 5               5
  Net income.........................                                                             3,554           3,554
  Dividends..........................                                                            (1,721)         (1,721)
                                       ----------   -------   -------   ----------   --------   -------        --------
Balance at December 31, 1996.........   5,957,344    5,054         --   (1,203,291)    (4,456)    3,214           3,812
  Sale of common stock...............       1,796        8                                                            8
  Issuance of common stock
    warrants.........................                  100                                                          100
  Purchase of common stock for
    treasury.........................                                   (2,567,650)   (13,969)                  (13,969)
  Notes receivable from related
    parties for treasury stock
    issued, net of distribution of
    $606,280.........................                                      244,649       (568)                     (568)
  Sale/grant of treasury stock.......                                      789,162      4,962                     4,962
  Net income.........................                                                             4,234           4,234
  Dividends..........................                                                            (4,259)         (4,259)
                                       ----------   -------   -------   ----------   --------   -------        --------
Balance at December 31, 1997.........   5,959,140    5,162         --   (2,737,130)   (14,031)    3,189          (5,680)
  Decrease in note receivable from
    related parties for treasury
    stock purchased..................                                                     471                       471
  Distributions to shareholders of S
    Corp. ...........................                                                            (3,346)         (3,346)
  Redemption of common stock
    warrants.........................                            (100)                                             (100)
  Issuance of common stock in initial
    public offering (net of
    transaction expenses)............   4,000,000       40     31,707                                            31,747
  Retirement of treasury shares and S
    Corp. conversion.................  (2,737,130)  (5,346)   (12,124)   2,737,130     13,560     3,910              --
  Issuance of common stock...........     166,965      218      1,999                                             2,217
  Conversion of 8.5% subordinated
    note.............................     813,560        8      4,792           --         --        --           4,800
  Net (loss).........................                                                              (411)           (411)
                                       ----------   -------   -------   ----------   --------   -------        --------
Balance at December 31, 1998.........   8,202,535   $   82    $26,274           --   $     --   $ 3,342        $ 29,698
                                       ==========   =======   =======   ==========   ========   =======        ========

                 See accompanying notes to financial statements

                          CLARK/BARDES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1998       1997      1996
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $   (411)  $  4,234   $ 3,554
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation and amortization..........................     1,570        493       188
     (Gain) loss on disposition of assets...................         1         (2)       25
     Allowance for losses on interest and notes
       receivable...........................................       316         --        78
     Grant of treasury stock................................        --         --       173
     Changes in operating assets and liabilities
       Accounts receivable..................................      (286)    (4,940)      412
       Interest receivable..................................       (14)       (19)      (11)
       Deposits and advances................................       (59)        --        --
       Deferred tax asset...................................      (607)        --        --
       Accounts payable.....................................     1,783        829       102
       Commissions and fees payable.........................       689        598      (629)
       Income taxes payable.................................       528         --        --
       Accrued liabilities..................................       810        187       417
       Accrued interest.....................................      (156)       476        --
                                                              --------   --------   -------
Cash provided by operating activities.......................     4,164      1,856     4,309
                                                              --------   --------   -------
INVESTING ACTIVITIES
  Purchase of businesses....................................   (22,353)   (24,383)       --
  Notes receivable..........................................       163        (44)      223
  Purchases of equipment -- net.............................      (801)      (537)     (131)
  Proceeds from sales of marketable securities..............        --         --     1,506
  Other assets..............................................      (203)       (42)      (11)
                                                              --------   --------   -------
Cash provided by (used in) investing activities.............   (23,194)   (25,006)    1,587
                                                              --------   --------   -------
FINANCING ACTIVITIES
  Proceeds from borrowings..................................     2,031     33,900        --
  Repayment of borrowings...................................   (10,137)        --        --
  Issuance of common stock and warrants -- net of costs.....    39,135        108       150
  Dividends.................................................    (3,680)    (1,779)     (996)
  Proceeds from sale of treasury stock -- net...............        --      3,791        --
  Purchase of treasury stock................................        --    (13,969)   (4,137)
                                                              --------   --------   -------
Cash provided by (used in) financing activities.............    27,349     22,051    (4,983)
                                                              --------   --------   -------
INCREASE (DECREASE) IN CASH.................................     8,319     (1,099)      913
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     3,783      4,882     3,969
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 12,102   $  3,783   $ 4,882
                                                              ========   ========   =======
SUPPLEMENTAL INFORMATION
  Interest paid.............................................  $  3,323   $    636   $    --
                                                              ========   ========   =======
  Income taxes paid.........................................  $    896   $    182   $   102
                                                              ========   ========   =======

                 See accompanying notes to financial statements

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Clark/Bardes Holdings, Inc. (CBH) and its wholly-owned subsidiary, Clark/Bardes, Inc. (CBI). CBI is a designer, marketer and administrator of business-owned life insurance products to large corporations and bank-owned life insurance to banks in the United States. CBI assists its clients in using customized life insurance products to generate capital to finance long-term benefit liabilities and to supplement and secure benefits for key employees. In addition, CBI provides long-term administrative services for executive benefits and insurance.

     Initial Public Offering -- On August 19, 1998, CBH completed an initial public offering of 4,000,000 shares of Common Stock at a price of $9 per share. The net proceeds to CBH after deducting underwriting discounts and commissions and offering expenses were $31.7 million. The net proceeds from this initial public offering were applied as follows: a) $1.0 million in partial payment of the 8.5% Medium Term Notes, b) $4.9 million to extinguish warrants under the 11% Second Priority Senior Secured Notes, c) $13.5 million to consummate the acquisition of Schoenke and Associates, and d) $4.0 million to acquire Wiedemann & Johnson Company assets. CBI applied the remaining proceeds to pay approximately $7.5 million to The Wamberg Organization as consideration for the purchase of renewal revenue pursuant to the purchase agreement on January 4, 1999, and $800,000 for general corporate purposes, including working capital.

     Basis of Presentation -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Actual results could differ from those estimates.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     Reorganization -- In connection with the initial public offering, Clark/Bardes Holdings, Inc. (CBH) and Clark/Bardes, Inc., (CBI) both Delaware corporations, were formed in June 1998. CBH was formed to be the holding company of CBI and is not engaged in any business. CBI was formed to be the operating company of CBH. On July 10, 1998, CBI's Board of Directors approved a reorganization agreement between Clark/ Bardes, Inc., a Texas Corporation (the Predecessor Company) and CBI (the Successor Company) which provided for a two step merger resulting in the Predecessor Company merging with and into CBI resulting in each stockholder of the Predecessor Company receiving one-half of one share of common stock for each share of Predecessor Company common stock held by such stockholder, and contemplated a series of transactions, including;
(i) a restructuring of Clark/Bardes' 10.5% Senior Secured Notes due August 2002 and 11.0% Second Priority Senior Secured Notes due August 2004, (ii) the conversion of Clark/Bardes' $4.8 million aggregate principal amount of 8.5% Convertible Subordinated Notes due September 2007 into 813,559 shares of common stock, at $5.90 per share, (iii) the extinguishment by Clark/Bardes of warrants representing the right to purchase 1,525,424 shares of Common Stock, (iv) a purchase of renewal revenue due to Mr. Wamberg and The Wamberg Organization under the Principal Office Agreement between Clark/Bardes and Mr. Wamberg, (v) the incorporation of a Texas entity formed for the purpose of marketing certain insurance products within the state of Texas, and (vi) the termination by its terms of the Second Amended and Restated Stockholders' Agreement among the Predecessor Company and each of the existing stockholders. The Merger was consummated prior to the initial public offering, and was treated for accounting purposes as a reorganization of entities under common control utilizing historical cost which is similar to a pooling of interests.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     In connection with the aforementioned Merger, all share amounts in the accompanying financial statements have been restated in a manner similar to a reverse stock split to give effect to the Merger.

     As discussed above, CBI restructured its 10.5% and 11.0% notes. Under the amended and restated note agreements, the interest rate on the 10.5% notes was reset to 7.84%. The interest rate on the 11% notes was reset to 8.86%. The restructured notes may be prepaid without penalty and are secured by a first priority security interest in, among other things, all of CBI's renewal commissions other than the renewal commissions from Bank Compensation Strategies Group and Schoenke. Further, CBI is subject to significant operational restrictions and financial covenants, including a requirement that CBI obtain a working capital credit facility no later than March 31, 1999, a prohibition against certain payments, a limitation on the payment of dividends, a limitation on the incurrence of indebtedness and the maintenance of certain financial ratios. (See note 6)

     Put Warrants -- CBI accrued $5.3 million in the six month period ended June 30, 1998, to reflect the obligation of CBI for an amount equal to the approximate fair value of its common stock put warrants at that date. The final amount paid to extinguish the warrants in August 1998 was reduced to $4.9 million ($4.8 million charged to income), consequently CBI recorded income of $500,000 from the adjustment in August 1998. The accrued $5.3 million amount was reclassified to paid-in capital upon expiration of the put warrants which occurred with the consummation of the initial public offering. In addition, in connection with the offering, these warrants to purchase 1,525,424 shares of common stock were extinguished by the payment of $4.9 million by CBI to the warrant holders, which represents a negotiated formula of payment determined in the context of CBI's contractual commitments under the warrants and its business relationship with the warrant holders. In addition, in connection with agreeing to the extinguishment of the warrants, CBI entered into a five-year production agreement with each of Great-West and Nationwide that requires CBI to market and sell insurance products of each Carrier comprising specified percentages of all insurance products sold by CBI as measured by first year commissions payable with respect to such business. The percentages range from 10.0% to 25.0% depending upon the type of insurance product and product exclusivity provisions. Each agreement provides that in the event that CBI fails to meet the minimum production requirements, the applicable carrier is entitled to offset future commissions otherwise payable to CBI up to a maximum amount of $150,000 per year.

     Purchase of Renewal Revenue from the Chairman -- On July 10, 1998, the Board of Directors approved an agreement with the Chairman of CBH, W.T. Wamberg and The Wamberg Organization which provides for a purchase of the renewal revenue due under the Principal Office Agreement with Mr. Wamberg (described in Note 10) in exchange for a cash payment of approximately $7.5 million. This transaction allows CBH to retain additional commission and fee revenue for a ten year period following the consummation of the transaction which occurred in January 1999. The additional revenue equates to approximately 19.0% of the commission and fee revenue, prior to deduction of servicing costs, related to renewal revenue on Mr. Wamberg's and The Wamberg Organization's inforce business. Upon consummation, CBI recorded the purchase of this future revenue stream as an asset in the amount of the consideration given which will be amortized using the units of revenue method over the term of the Agreement. (See note 15)

     Termination of S Corporation Status and Stockholder Distribution -- Upon the consummation of the Reorganization described above, CBI ceased to be taxed as an S corporation and is subject to federal and state income taxation as a C corporation. As an S corporation, CBI's income, whether or not distributed, was taxed directly to the stockholders for federal and certain state income tax purposes. At August 1, 1998, the effective date of change in tax status, CBI recorded deferred taxes on its balance sheet for the difference between the tax bases and book bases of its assets and liabilities.

     In connection with the termination of the S corporation status, on July 10, 1998 the Board of Directors of the Predecessor Company declared a dividend to the stockholders of record on July 31, 1998 in an amount equal to $3.3 million, or $1.00 per share, which was paid on July 31, 1998. The remaining retained earnings

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY after the assumed distribution, have been reclassified to common stock which assumes a constructive distribution to the stockholders of the Predecessor Company followed by a contribution to capital of the Successor Company.

     Stock Grant Restructuring -- The Company's President and CEO had an agreement whereby he would be granted 52,500 shares of the Predecessor Company's common stock if he was employed as the Company's CEO on July 1, 1998. This agreement was amended in June 1998 to provide that he receive 24,108 shares of common stock of CBH, $162,128 in cash and a fully vested five year option to purchase 30,523 shares of CBH common stock exercisable at the initial public offering price. CBI recorded compensation expense of $525,000 in its June 1998 financial statements related to this transaction and a reduction of compensation expense of $145,900 in its September 1998 financial statements, to reflect the then existing stock price. The options have been accounted for in accordance with CBI's policy on stock compensation.

     Cash and Cash Equivalents -- CBI considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. CBI has cash balances at three financial institutions in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. Uninsured cash in bank balances aggregate to approximately $3,009,000 and $384,300 at December 31, 1998 and 1997, respectively. CBI has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Fair Value of Financial Instruments -- The book values of cash, accounts and notes receivable, accounts payable, commissions and fees payable and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. The carrying value of CBI's long-term debt would not differ significantly from its fair value.

     Equipment and Leasehold Improvements -- Equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation expense is provided in amounts sufficient to relate the cost of assets to operations over the estimated service lives using the straight-line method. CBI depreciates furniture and equipment over periods of three to seven years while leasehold improvements are amortized over their useful lives.

     Intangible Assets -- CBI capitalized intangible assets as a result of the acquisition of the assets and in-force business of Bank Compensation Strategies Group, the Schoenke Companies, and Wiedemann & Johnson Company (see Note 2). Intangible assets consist of goodwill, the net present value of future profits on existing books of business at the acquisition date and non-compete agreements with the former owners. The amortization periods for the non-compete agreements are 5 years and 10 years. The net present value of future profits is being amortized over 30 years (the expected average policy duration) based on the present value of estimated profits expected to be realized over the life of the existing book of business. Any changes in estimates of future profits used to amortize the net present value of future profits will be accounted for as a catch up adjustment in the period in which the change becomes known. Goodwill is being amortized over a 40 year period on a straight-line basis. Amortization expense totaled $1,232,126 and $294,630 during 1998 and 1997, respectively. Management's policy, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, is to review intangible and other long-lived assets for impairment on an annual basis or whenever changes in circumstances indicate that an impairment might exist. When one or more indicators are present, the estimated undiscounted cash flows are compared to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts and any write-downs are treated as permanent reductions in the carrying amount of the asset.

     Revenue -- First year commissions are recognized as revenue at the time the policy application is substantially completed, the premium is paid and the insured party is contractually committed to purchase the

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY insurance policy. Renewal commission revenue is recognized when the insurance policy premium or commission is due. CBI is notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are not material. Revenue associated with policies to be surrendered is not recognized. Cancellations or other adjustments are accounted for in the period of cancellation or in the period where an adjustment is determined to be necessary and are not significant. Service fees are received annually on the policy anniversary date. Fees related to future services to be provided are recognized as the services are rendered and fees for program design and placement are recognized in a manner consistent with commissions.

     CBI generated in excess of 25% of its revenue in 1998 from 8 clients, in 1997 from 3 clients, and in 1996 from 2 clients, respectively, creating a concentration of credit risk. Approximately 17.5% and 23% of CBI's commission and fee revenue for the years ended 1998 and 1997, respectively, was generated by The Wamberg Organization, which is wholly-owned by CBI's Chairman. Substantially all of the policies underlying the programs marketed by CBI are underwritten by 14 life insurance companies, of which seven accounted for approximately 76.3% and 78.9% of CBI's first-year commission revenue for the years ended December 31, 1998 and 1997.

     CBI is party to production agreements (typically, five years in duration) with certain of the insurance companies with which it conducts business. If CBI fails to meet specified minimum production levels, future commissions otherwise payable to CBI by the insurance carriers will be offset up to maximum amounts ranging from $100,000 to $150,000 per year, or a total of $400,000 per year under all agreements combined.

     Commissions and Fee Expense -- Commissions and fee expense comprise the portion of the total commission revenue that is earned by and paid to agents.

     Advertising -- Advertising and marketing costs provided by third parties are charged to operations when incurred. Total expenses for 1998, 1997, and 1996 were $288,989, $70,299, and $55,352 respectively.

     Stock Compensation -- CBI adopted SFAS No. 123 -- Accounting for Stock-Based Compensation effective January 1, 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation. As permitted by SFAS 123, CBI elected to continue to account for stock-based compensation as prescribed by APB Opinion No. 25 -- Accounting for Stock Issued to Employees and to provide pro forma disclosures in the Notes to Financial Statements of the effects of SFAS 123 on net income and earnings per share (See
Note 8). Equity issued to non-employees is accounted for based on fair value in accordance with SFAS 123. There was no effect on reported net income as a result of adopting SFAS 123.

     Earnings Per Share -- In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 -- Earnings Per Share. This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997 and has been adopted by CBI and is presented for all periods in the accompanying financial statements.

     Comprehensive Income -- In 1997, the FASB issued SFAS No. 130 -- Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on available-for-sale securities and certain other items, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption of this Statement had no impact on CBI's net income or shareholders' equity. CBI has no other comprehensive income as defined by SFAS 130, as of December 31, 1998 or 1997.

     Segment Reporting -- In June 1997, FASB issued SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information. This Statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997, but it is not required to be applied to interim

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY financial statements in the initial year of its application. The adoption of this Statement had no impact on CBI's consolidated financial condition or results of operations. See Note 14.

     Derivatives and Hedging Instruments -- In June 1998, the FASB issued SFAS No. 133 -- Accounting for Derivative Instruments and Hedging Activities,which is required to be adopted in years beginning after June 15, 1999. The Statement will require CBI to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. CBI had no derivative positions at December 31, 1998. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of CBI.

     Reclassifications -- CBI has made minor reclassifications of certain prior years' amounts to conform to the current year's presentation.

2. ACQUISITIONS

     Bank Compensation Strategies -- On September 1, 1997 CBI acquired substantially all of the assets and the book of business of Bank Compensation Strategies Group (BCS), a Minneapolis, Minnesota based life insurance agency engaged in designing and marketing life insurance policies and related compensation, salary and benefit plans and providing related services to financial institutions. CBI accounted for the acquisition as a purchase and has included the operating results of BCS commencing from the acquisition date in the financial statements.

     The purchase price was $24.0 million plus related expenses of approximately $383,000. The purchase price was comprised of $13.5 million in cash and two promissory notes in the principal amounts of $5.7 million and $4.8 million (see
Note 6). CBI allocated approximately $10,000 of the purchase price to tangible assets acquired and the remaining as follows:

          $1.2 million was allocated to two non-compete agreements with former officers of BCS. The terms of the agreements are for five and ten years, which are the respective periods over which the intangible assets are being amortized.

          $4.1 million was allocated to the net present value of estimated future profits embedded in the existing in-force book of business. This amount was determined using a 10% discount and a 2.75% annual lapse factor for the purchased book of business. This intangible asset is being amortized over 30 years which approximates the average policy duration. CBI believes that no other class of identifiable intangible assets acquired in the BCS acquisition is significant or exceeds 5% of total assets.

          The remaining $19.1 million was allocated to goodwill. This is being amortized over a forty year period. Management believes that the existing future profit potential associated with the BCS client base will have value to CBI well beyond the forty year amortization period based on new business prospects and the long-term nature of the policies.

     Management will periodically review these intangibles for impairment in accordance with its policy (see Note 1).

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     The unaudited pro forma information below presents the results of CBI and BCS combined as if the acquisition had occurred on January 1, 1996:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                                                 (UNAUDITED)
                                                               (IN THOUSANDS)
Pro Forma:
Revenues....................................................  $62,264   $48,491
Net income*.................................................  $ 2,219   $ 1,915
Diluted earnings per share..................................  $  0.48   $  0.41

---------------

* "S" Corporation Basis -- see Note 1

     Schoenke Companies -- On September 1, 1998 CBI acquired substantially all of the assets, and the book of business of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation based in Germantown, Maryland. The Schoenke Companies specialize in designing and administering benefit programs for companies. The Company accounted for the acquisition as a purchase and has included the operating results of the Schoenke Companies commencing from the acquisition date in the financial statements.

     The purchase price was $17.0 million plus related expenses of approximately $98,000. The purchase price was comprised of $15.0 million in cash and a promissory note in the principal amount of $2.0 million (see Note 6). CBI allocated approximately $768,000 of the purchase price to tangible assets acquired and the remaining $16 million was allocated to the net present value of estimated future profits embedded in the existing inforce book of business. This amount was determined using a 16.1% discount and a 2.5% annual lapse factor for the purchased book of business. This intangible asset is being amortized over 30 years which approximates the average policy duration based on the terms of the policies and prevailing practices for such benefit programs. Subsequent to the purchase date, CBI has refined certain assumptions in the allocation of the purchase price.

     Management will periodically review these intangibles for impairment in accordance with its policy (see Note 1).

     The unaudited pro forma information below presents the results of CBI and Schoenke combined as if the acquisition had occurred January 1, 1996:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Pro Forma:
  Revenues..............................................  $79,744   $55,920   $39,069
  Net income............................................  $    96   $ 3,911   $ 3,054
  Diluted earnings per share............................  $   .01   $  0.48   $  0.45

"S" Corporation Basis for 1996 and 1997 -- see Note 1

     Wiedemann & Johnson Company -- On November 1, 1998 CBI acquired substantially all of the assets and 75% of the book of business of Wiedemann & Johnson Company based in Dallas, Texas. The Wiedemann & Johnson Company specializes in designing, and administering benefit programs for companies. CBI accounted for the acquisition as a purchase and has included the operating results of the Wiedemann & Johnson Companies in the financial statements commencing from the acquisition date.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     The purchase price was $6.0 million plus related expenses of approximately $54,000. The purchase price was comprised of $4.0 million in cash and $2.0 million in common stock represented by 142,857 shares at an agreed upon price of the per share. The Company allocated approximately $40,000 of the purchase price to tangible assets acquired and $6,015,000 to the net present value of estimated future profits embedded in the existing in-force book of business. This amount was determined using a 15.2% discount and a 2.5% annual lapse factor for the purchased book of business. This intangible asset is being amortized over 30 years which approximates the average policy duration.

     Management will periodically review these intangibles for impairment in accordance with its policy (see Note 1).

3. NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Note receivable -- secured by first year and renewal
  commissions; interest at prime plus 1%; due on demand.....  $  --    $  75
Note receivable -- secured by collateral assignment of
  commissions/compensation; interest at prime plus 2%; due
  on demand.................................................    130      130
Note receivable -- secured by collateral assignment of
  commissions/compensation; interest at prime plus 4%; due
  on demand.................................................    212      220
Note receivable -- secured by renewal commissions; interest
  12%; due on demand........................................     --       60
Note receivable -- secured by renewal commissions; interest
  at prime plus 2%; due on demand...........................     51       71
                                                              -----    -----
                                                                393      556
Less allowance for uncollectible notes......................   (342)     (78)
                                                              -----    -----
                                                              $  51    $ 478
                                                              =====    =====

     CBI recorded interest income from related parties of $7,016, $46,106, and $690 for the years ended December 31, 1998, 1997, and 1996. The Company also has accrued interest receivable of $12,664 from related parties at December 31, 1997.

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Major classifications of equipment and leasehold improvements are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Office furniture and equipment..............................  $ 2,745   $ 2,133
Leasehold improvements......................................      188        96
                                                              -------   -------
                                                                2,933     2,229
Accumulated depreciation and amortization...................   (1,755)   (1,513)
                                                              -------   -------
                                                              $ 1,178   $   716
                                                              =======   =======

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

5. TAXES

     Prior to the reorganization described in Note 1, CBI had elected, by consent of its shareholders, to be taxed under Subchapter S of the Internal Revenue Code. Under this election, CBI did not pay federal or state corporate income taxes on its taxable income. Instead, the stockholders were liable for individual federal and state income tax on CBI's taxable income as determined under the cash basis method of accounting. State taxes, as shown in the accompanying financial statements, consist primarily of franchise taxes.

     Upon consummation of the Reorganization described in Note 1, on July 31, 1998 CBI ceased to be an S corporation and became subject to federal and state income taxation as a C corporation. At July 31, 1998 the net tax bases of CBI's assets and liabilities was approximately $1.8 million higher than the financial statement bases. Section 448 of the Internal Revenue Code requires change from the cash method and to the accrual method of accounting for tax purposes must offset the excess liabilities against taxable income ratably over four taxable years. Significant components of the difference were the cash to accrual basis conversion balances and the accumulated amortization of intangible assets.

     In the period ending July 31, 1998, CBI has a pre Initial Public Offering loss of $3.8 million which was passed on to the pre-IPO shareholders.

     Federal income tax benefit (expense) consists of the following components:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1998     1997   1996
                                                              -------   ----   -----
                                                                  (IN THOUSANDS)
Current:
  Federal...................................................  $(1,230)  $ --   $  --
  State and local...........................................     (194)   (60)   (181)
Deferred:
  Federal...................................................      524     --      --
  State and local...........................................       83     --      --
                                                              -------   ----   -----
                                                              $  (817)  $(60)  $(181)
                                                              =======   ====   =====

     A reconciliation of the 1998 income tax benefit (expense) computed by applying the combined federal and state corporate tax rate of 39.79% to income before income taxes to the actual income taxes is as follows:

                                                               DECEMBER 31,
                                                                   1998
                                                               ------------
U.S. Federal statutory rate.................................      $ 138
State income tax -- net of federal benefit..................         24
Non-recurring effect due to conversion from taxation as an S
  corporation to a C corporation............................        779
Nontaxable warrant adjustment...............................       (199)
Tax liability adjustment....................................         50
Other -- net................................................         25
                                                                  -----
Provision for income taxes..................................      $(817)
                                                                  =====

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 are as follows:

                                                                    1998
                                                               --------------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Amortization..............................................       $ (426)
  Other.....................................................          (50)
                                                                   ------
Total deferred tax liabilities..............................         (476)
                                                                   ------
Deferred tax assets
  Cash to accrual adjustment................................          739
  Accrued liabilities & reserves............................          314
  Deferred revenue..........................................           30
                                                                   ------
  Deferred tax assets.......................................        1,083
                                                                   ------
  Valuation allowance for deferred tax assets...............           --
                                                                   ------
Total deferred tax assets...................................        1,083
                                                                   ------
Net deferred tax assets.....................................       $  607
                                                                   ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, management believes it is more likely than not CBI will realize the benefits of these deductible differences.

6. FINANCING ARRANGEMENTS

     The current and long-term portions of debt consist of the following:

                                                               DECEMBER 31
                                                            -----------------
                                                             1998      1997
                                                            -------   -------
                                                             (IN THOUSANDS)
Senior Secured Notes (current portion -- $2,900)..........  $11,600   $14,500
Second Priority Senior Secured Notes......................    8,900     8,900
Medium Term Notes -- Related parties (current portion --
  $1,425).................................................    3,275     5,700
Convertible Subordinated Notes-- Related parties..........       --     4,800
Schoenke Notes (current portion -- $1,000)................    2,000        --
Other (current)...........................................       19        --
AAA Distribution -- Related parties.......................    3,263     3,263
                                                            -------   -------
                                                            $29,057   $37,163
                                                            =======   =======

     Senior Secured Notes. During 1997, CBI issued $14.5 million of 10.5% secured promissory notes maturing August 9, 2002; principal is payable semi-annually beginning February 9, 1998 and interest is payable quarterly. The notes were restructured in August 1998 and the interest rate was reset to 7.84%.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

Interest expense was $474,000 and $1,209,000 and interest paid was $254,000 and $1,308,000 for the years ended December 31, 1997 and 1998, respectively. CBI must comply with certain restrictive covenants.

     Second Priority Senior Secured Notes. During 1997, CBI issued $8.9 million of 11% Second Priority Senior Secured Notes maturing in three equal annual installments beginning August 9, 2002; interest is payable quarterly. The notes were restructured in August 1998 and the interest rate was reset to 8.86%. Interest expense was $305,000 and $911,000 and interest paid was $163,000 and $941,000 for the years ended December 31, 1997 and 1998, respectively. These notes possess identical restrictive covenants as the Senior Secured Notes.

     Medium Term Notes. During 1997, in connection with the purchase of BCS, CBI issued $5.7 million of Medium Term Notes maturing in four equal annual installments of $1,425,000 beginning August 15, 1998; interest is payable quarterly at the corporate base rate of the First Bank of Minnesota which was 8.5% and 7.75% at December 31, 1997 and 1998. Interest expense was $150,000 and $404,000 and interest paid was $88,000 and $434,000 in 1997 and 1998, respectively. A prepayment on the principal of $1.0 million was made in August 1998 (see Note 1).

     Convertible Subordinated Notes. During 1997, in connection with the purchase of BCS, CBI issued $4.8 million of 8.5% Convertible Subordinated Notes maturing in one installment on September 15, 2007; interest was payable quarterly. Interest expense was $127,000 and $271,000 and interest paid was $109,000 and $290,000 in 1997 and 1998, respectively. These notes were convertible into 813,559 shares of common stock, at $5.90 per share. In August 1998, $3.6 million of these notes was converted into 610,170 shares of common stock, and the remaining $1.2 million was converted in October 1998 into 203,389 shares of common stock.

     Schoenke Notes. During 1998, in connection with the purchase of the Schoenke Companies, CBI issued $2.0 million of 6.75% notes maturing in two equal annual installments of $1.0 million on September 1, 1999 and on September 1, 2000. Interest is payable monthly beginning November 1, 1998. Interest expense was $39,000 and interest paid was $28,000 in 1998.

     AAA Distribution. CBI made a special dividend distribution of $3,866,000 to shareholders of record on November 15, 1997 in the form of notes payable. The notes outstanding at December 31, 1998 and 1997 of $3,263,000, mature November 15, 2007 and interest accrues quarterly at 8.5%. Interest expense incurred was $278,000 and $35,000 and interest paid was $277,000 and $0 in 1998 and 1997, respectively.

     At December 31, 1998, future payments under all financing arrangements are as follows:

                                                         (IN THOUSANDS)
1999..................................................      $ 4,344
2000..................................................        5,325
2001..................................................        4,325
2002..................................................        5,866
2003..................................................        2,967
Thereafter............................................        6,230
                                                            -------
                                                            $29,057
                                                            =======

     CBI is subject to significant operational restrictions and financial covenants, including a requirement that CBI obtain a working capital credit facility no later than March 31, 1999, a prohibition against certain payments, and maintenance of certain financial ratios. (See Note 15.)

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

7. STOCKHOLDERS' EQUITY

     During 1997, the Predecessor Company repurchased common stock from certain principals and other stockholders. Under these agreements, 2,567,650 shares were repurchased at prices ranging from $4.20 to $6.00 per share. These shares were held in treasury.

     The Predecessor Company approved a financing arrangement in 1997 allowing certain key associates to purchase shares of common stock. During the year, pursuant to this arrangement, the Company issued 174,653 shares of common stock at $4.80 per share. The notes receivable under this arrangement are collateralized by the shares sold. Amounts due at December 31, 1998 and 1997 for stock purchases were $97,000 and $465,000. Outstanding principal balances pay interest at 8.5% and mature in 2000 and 2003.

     In June 1998, Clark/Bardes, Inc., a Texas corporation, (CBI, Tex.)(the Predecessor Company) was merged with Clark/Bardes, Inc., a Delaware corporation, (the Successor Company) a wholly owned subsidiary of Clark/Bardes Holdings, Inc. Each existing shareholder of CBI, Tex. received one-half share of the Successor Company in exchange for each share held. In addition, a return of capital distribution was made to the existing shareholder. In accounting for this distribution, all of the existing shareholders' investment, treasury shares and retained earnings were transferred to paid in capital.

     All of the foregoing were done in connection with and contemplation of the Initial Public Offering. Also, as part of the initial public offering, CBI redeemed previously issued warrants to purchase 1,525,424 shares of the Company's stock for $4.9 million of which $4.8 million was charged to income during 1998.

     In August 1998, the Company sold 4 million shares of Common Stock in an Initial Public Offering for net proceeds of $31.7 million.

     Other significant equity transactions in 1998 were:

     - the conversion of $4.8 million of 8.5% convertible subordinated notes into 813,559 shares at $5.90 per share

     - the issuance of 24,108 shares to the President and CEO under an existing bonus arrangement

     - issued 142,857 shares having a market value of $2 million to the controlling shareholders of Wiedemann & Johnson Company in partial payment of the purchased assets of that Company (see Note 2)

     In July 1998, the Board of Directors approved the authorization of 1,000,000 shares of $.01 par value junior participating preferred stock. No shares have been issued as of December 31, 1998.

8. BENEFIT PLANS

     Associate Stock Bonus/Stock Purchase Plan. The Associate Stock Bonus/Stock Purchase Plan for selected associates of CBI provides to each participant (i) a grant of 25,000 shares of stock and (ii) an option to purchase another 25,000 shares at a fixed price of $2.00 per share, within three years from the date the agreement is entered into if certain criteria under the terms of the plan are satisfied, principally, that certain production levels are attained. The fair value of the stock granted and options issued were determined by the Board of Directors considering prior stock transactions. During 1997 and 1996, CBI issued 50,000 shares and 150,000 shares, respectively, and has recorded compensation expense of $190,000 and $172,500, respectively, in relation to the stock grants and options. As of December 31, 1997, this Plan is no longer available.

     Incentive Stock Option Plan. The Incentive Stock Option Plan provides certain employees options to purchase shares for $4.80 and $7.00 per share; 540,830 shares of common stock have been reserved for issuance under this plan and 190,830 shares had been granted under this program at December 31, 1997. The $4.80 and $7.00 options (with the exception of 100,000 director options) became 100% vested at the date of

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY the Initial Public Offering. The options expire ten years from the grant date. In addition, the options are voided within 90 days of the employee's termination or one year from the date of death.

     Under this plan, participants purchased stock at $4.80 per share and receive a matching option with an exercise price of $4.80 per share in exchange for a promissory note and a security agreement; during 1997, 69,997 shares were issued under this program but none of the options were vested at December 31, 1997. Principal on the notes matures March 1, 2001, is due in four equal annual installments beginning March 1, 1998 and accrues interest at the prime rate plus 1.5%. Total notes receivable outstanding under this program are $50,000 net of related allowances at December 31, 1998.

     In addition to the Incentive Stock Option Plan, CBI granted stock options to an individual in his capacity as a director nominee to the Board of Directors on April 2, 1997 for the purchase of 100,000 shares at an exercise price of $4.80; no options were exercised during 1997 or vested at December 31, 1997. These options were issued in conjunction with services provided to CBI as an advisor to the Board of Directors and for future participation as a member of CBI's Board of Directors which occurred in mid-1998. These options vest ratably at the rate of 5,555 shares per month beginning July 1, 1998 upon the individual's appointment to the Company's Board of Directors. The fair value of the common stock at the date of grant was $4.80 as determined by CBH's Board of Directors based on recent stock transactions; accordingly, no compensation expense has been recorded.

     In 1998, CBI adopted, as amended and restated, the Predecessor Company's Incentive Stock Option Plan providing for certain employees to purchase shares at the fair market value at the time the option is granted. A total of 2,000,000 shares are reserved for issuance under this plan and 379,023 shares were granted as options in 1998. The grant date was August 18, 1998 (the date of the IPO) and the grant price is $9.00 per share. The options vest ratably over a four year period starting one year from the date of grant.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if CBI had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively:

                                                              1998      1997
                                                              ----    ---------
Dividend yield..............................................  None         None
Volatility..................................................    73%          25%
Risk-free interest rates....................................   4.7%         5.8%
Expected life (years).......................................     6            6

The estimated average fair values of options granted in 1998 and 1997 were $4.59 and $1.30, respectively.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     Had compensation cost for CBI's stock-based compensation plans been determined in accordance with SFAS No. 123, CBI's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    DECEMBER 31
                                                              -----------------------
                                                                1998          1997
                                                              --------      ---------
                                                              (IN THOUSANDS - EXCEPT
                                                                    SHARE DATA)
Net (loss) income
  As reported...............................................   $(411)        $4,234
  Pro forma.................................................   $(977)        $4,200
Earnings per common and common equivalent share
  As reported...............................................   $(.08)        $  .99
  Pro forma.................................................   $(.20)        $  .95

     The effect of options on 1996 net revenue was not significant.

     Option activity for the years ended December 31, 1996, 1997 and 1998 is summarized as follows:

                                                                         OPTION PRICE
                                                              OPTIONS     PER SHARE
                                                              --------   ------------
Outstanding at January 1, 1996..............................        --   $        --
  Granted...................................................   200,000   $      1.75
  Exercised.................................................  (150,000)  $      1.75
                                                              --------
  Forfeited.................................................        --
Outstanding at December 31, 1996............................    50,000   $      1.75
  Granted...................................................   290,830   $4.80-$7.00
  Exercised.................................................   (50,000)  $      1.75
  Forfeited.................................................        --
                                                              --------
Outstanding at December 31, 1997............................   290,830   $4.80-$7.00
  Granted...................................................   380,689   $8.44-$9.00
  Exercised.................................................        --
  Forfeited.................................................
                                                              --------
Outstanding at December 31, 1998............................   671,519   $4.80-$9.00
                                                              --------
Exercisable at December 31, 1998............................   226,826   $4.80-$9.00
                                                              ========

     Exercise prices for options outstanding as of December 31, 1997 ranged from $4.80 to $7.00. The weighted-average remaining contractual life of those options was 9.7 years. At December 31, 1998, option prices ranged from $4.80 to $9.00 and the weighted-average remaining contractual life of the options is 9.7 years. Further information regarding CBI's outstanding and exercisable stock options by exercise price as of December 31, 1998 is presented below:

                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
-----------------------------------------------------------   ----------------------
                                    WEIGHTED       WEIGHTED                 WEIGHTED
                                    AVERAGE        AVERAGE                  AVERAGE
   RANGE OF         NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
---------------   -----------   ----------------   --------   -----------   --------
     $4.80          140,830           8.20          $4.80        74,160      $4.80
     $7.00          150,000           8.20          $7.00       150,000      $7.00
     $9.00            1,666           9.75          $9.00         1,666      $9.00
     $9.00          379,023           9.63          $9.00         1,000      $9.00

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     Phantom Stock Agreement. CBI entered into a Phantom Stock Agreement, dated September 5, 1997 with a Principal of the Company. Under this agreement, the Principal is entitled to receive an award expressed in units ("Incentive Units") based upon the level of revenue received by CBI on certain sales generated by the Principal. The Principal will first be entitled to receive payments for the value of his Incentive Units on April 1, 2003 and every year thereafter until April 1, 2008. It is unlikely that the Principal will be entitled to any payments under the Phantom Stock Agreement based on the required revenue performance levels.

     Savings Investment Plan. The Savings Investment Plan is a defined contribution profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, covering substantially all eligible employees. At CBI's discretion, CBI may contribute up to 50% of the first 6% of an eligible participant's contributions to the Plan. Company contributions to the Plan were $214,000, $108,000 and $84,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

     Stock Purchase and Stock Option Plans -- On July 10, 1998, the Board of Directors adopted the Stock Purchase Plan, under which a total of 200,000 shares of Common Stock has been reserved for issuance. Any employee who has been employed by CBI for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

     The Stock Purchase Plan will be implemented by eight semi-annual offerings of Common Stock beginning on each January 1 and July 1 in each of the years 1999, 2000, 2001 and 2002, and terminating on June 30 and December 31 of each such year. The maximum number of shares issued in such years will be 50,000 in 1999, and 50,000 plus the number of unissued shares from prior offerings for each of 2000, 2001 and 2002. The price of the shares under each offering segment shall be 85% of the lower of the closing market price on the day before the segment begins (January 1 or July 1) or on the day the segment ends (June 30 or December 31.)

     For the offering beginning January 1, 1999 and ending June 30, 1999, a total of 12,943 shares will be issued to employees enrolled at that date and assuming no cancellations during the segment period. The closing price of CBI's common stock on December 31, 1998 was $16.875 thus establishing a purchase price to the participating employee of $14.34 per share unless the closing price on June 30, 1999 is less than $16.875. Then 85% of that lower price shall be the price to the participating employee.

     In this first offering, CBI has determined that it will purchase the requisite 12,943 shares on the open market and not issue any additional shares to fulfill this obligation. Future fulfillments under this Plan will be made through open market purchases or unissued shares, at CBI's discretion.

     Key Executive Life Insurance. CBI maintains key man life insurance policies of $23 million and $2 million on its Chairman and Vice-Chairman, respectively, and policies ranging from $150,000 to $2 million on certain other key executives.

9. COMMITMENTS

     Leases -- CBI conducts operations from leased office facilities. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ended December 31, 1998.

     Rental expense for the years ended December 31, 1998, 1997, and 1996 was $916,000, $476,000 and $477,000.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     At December 31, 1998, approximate minimum rental commitments under all non-cancelable leases having terms in excess of a year are as follows:

                                                         (IN THOUSANDS)
1999..................................................       $1,335
2000..................................................        1,318
2001..................................................          969
2002..................................................          792
2003..................................................          793
                                                             ------
                                                             $5,207
                                                             ======

10. RELATED PARTY TRANSACTIONS

     CBI had accounts receivable of $97,000, and $603,000, accounts payable of $48,000, and $5,000 and accrued expenses of $1,692,000, and $2,621,000 to related parties at December 31, 1998 and 1997, respectively.

     CBI has entered into compensation and employment agreements with certain key employees. The agreements provide for an indefinite employment term, compensation, stock bonuses, expense reimbursements and participation in benefit plans and are subject to the employees' compliance with certain provisions.

     CBI and its Chairman, Mr. Wamberg, are the parties to a Principal Office Agreement dated July 29, 1993, pursuant to which The Wamberg Organization markets, on behalf of CBI, life insurance and administrative and consulting services, and CBI furnishes to The Wamberg Organization marketing materials and concepts, program design ideas, selected life insurance products, specimen plan documents and administrative services. The agreement can be terminated by either party upon 90 days' written notice. However, Mr. Wamberg is under a separate 7-year non-compete agreement with CBI. The Wamberg Organization's commissions range between 65.0% and 70.0% of total revenue depending on the amount of total revenue generated from a case. Commissions and fees payable to The Wamberg Organization are net of any of CBI's administrative costs as determined by the Board of Directors. Pursuant to the terms of the Principal Office Agreement, the Wamberg Organization was paid approximately $8,068,000, $7,798,000, and $4,964,000 in 1998, 1997, and 1996, respectively, for commissions and fees earned. The terms and conditions of Mr. Wamberg's Principal Office Agreement were modified July 31, 1998 under the "Commission Transfer Agreement" to provide for a reallocation of commissions and fees on business existing at June 30, 1998 (see Note 1).

     CBI has transactions with affiliated entities. CBI provides services for affiliates and is reimbursed for these services at the Company's respective costs.

11. JOINT VENTURE

     During 1994, CBI entered into an agreement to jointly develop, implement, distribute and market certain products for the corporate owned life insurance market. The investment in this joint venture is accounted for using the equity method. CBI's initial investment was minimal. CBI made advances to the joint venture in 1994 totaling approximately $100,000, which were expensed as incurred. CBI's participation is 50% and all of the joint venture's net cash flow is distributed quarterly, as provided in the agreement. Quarterly distributions to CBI by the joint venture have been recorded as other revenues in the accompanying statements of income in the amount of approximately $254,000, $310,000, and $46,000 in 1998, 1997, and 1996, respectively.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

12. EARNINGS PER SHARE

     The following table sets forth the computation of historical basic and diluted earnings per share:

                                                              1998         1997         1996
                                                           ----------   ----------   ----------
Numerator:
  Net income (loss)......................................  $ (410,709)  $4,233,889   $3,553,985
Effect of dilutive securities:
  Interest on convertible debt (net of tax)..............           *      125,036            *
                                                           ----------   ----------   ----------
Numerator for diluted earnings per share.................    (410,709)   4,358,925    3,553,985
Denominator:
  Denominator for basic earnings per share
     weighted-average shares.............................   5,006,009    4,119,387    4,709,252
Effect of dilutive securities securities:
  Stock options..........................................                    7,277
  Convertible debt.......................................           *      271,929            *
                                                           ----------   ----------   ----------
Denominator for diluted earnings per share -- adjusted
  weighted-average shares and assumed conversions........   5,006,009    4,398,593    4,709,252
                                                           ==========   ==========   ==========
Basic earnings (loss) per share..........................  $    (0.08)  $     1.03   $     0.75
                                                           ==========   ==========   ==========
Diluted earnings (loss) per share........................  $    (0.08)  $     0.99   $     0.75
                                                           ==========   ==========   ==========

---------------

 * The effects of options and convertible debt have not been included as such effects would be antidilutive as follows:

(1) The effect of dilutive securities and interest on convertible debt increases net income by $166,188.

(2) The effect of dilutive securities on the denominator increases the average weighted number of shares by:

Stock options.............................................    35,296
Convertible securities....................................   538,844
Warrants..................................................     4,489
                                                             -------
                                                             578,629
                                                             =======

     The weighted average shares presented gives effect to the Merger described in Note 1 and has been accounted for as a reverse stock split ( 1/2 share for 1 share).

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     The following table sets forth the computation of pro forma basic and diluted earnings per share (unaudited), giving effect to the conversion from an S corporation to a C corporation as described in Note 1:

                                                                PRO FORMA
                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1997
                                                               ------------
                                                               (UNAUDITED)
Numerator:
  Numerator for basic earnings per share:
     Net income -- historical...............................   $ 4,233,889
  Proforma adjustment:
     State tax expense -- S Corporation.....................        60,000
     Income tax expense -- C Corporation....................    (1,700,000)
                                                               -----------
Numerator for pro forma basic earnings per share............     2,593,889
Effect of dilutive securities:
  Interest on convertible debt (net of estimated C
     Corporation tax).......................................        76,680
                                                               -----------
Numerator for pro forma diluted earnings per share..........     2,670,569
Denominator:
Denominator for basic earnings per share -- historical......     4,119,387
  Effect of dilutive securities:
     Stock options..........................................         7,277
     Convertible debt.......................................       271,929
                                                               -----------
  Denominator for diluted earnings per share................     4,398,593
                                                               -----------
  Pro forma basic earnings per share........................   $      0.63
                                                               ===========
  Pro forma diluted earnings per share......................   $      0.61
                                                               ===========

     Pro forma earnings per share reflect net income as if CBI had been a C corporation for the year ended December 31, 1997 and income taxes have been computed on that basis. (See Note 1).

13. SIGNIFICANT RISKS AND UNCERTAINTIES

     Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations; therefore, the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in tax legislation. Amendments to the federal tax laws enacted in 1996 and 1997 have reduced the advantages of certain purchases of business-owned life insurance. With limited exceptions, the 1996 amendment eliminated the ability to deduct interest on loans against the cash value of life insurance policies. In 1997, legislation imposed an interest disallowance rule that applied to all business-owned life insurance except for policies placed on employees, officers, directors and 20-percent owners. The effect of the 1997 legislation was to reduce otherwise allowable interest deductions by a ratio of unborrowed cash value to all other assets.

     In 1998, the Clinton administration proposed eliminating the "employee, officer and director" exception to the interest disallowance rule as a part of its budget proposal. Congress adjourned its 1998 legislative session without taking action on the Clinton administration's proposal. In February 1999, the Clinton budget once again contained a proposal to expand the disallowance rule to policies covering employees, officers and directors. If such a proposal were to be enacted, it would significantly reduce the attractiveness of business-owned life insurance to companies that traditionally have high debt/equity ratios such as banks. While CBI believes there is inadequate support in Congress at this time to enact such a change, CBI is unable to predict

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY the outcome of any such legislative proposal by the current or any future Congress. CBI believes, at the very least, any such proposal would fully grandfather existing business. (See Risks in the Management 's Discussion and Analysis -- Unfavorable Tax Legislation.)

14. SEGMENTS AND RELATED INFORMATION

     CBH has three reportable segments:

          Clark/Bardes, Inc.

          Bank Compensation Strategies (a division of Clark/Bardes, Inc.)

          Clark/Bardes, Inc. of Washington, D.C. (formerly Schoenke & Associates, Inc.) (a division of Clark/Bardes, Inc.)

     All of CBH's segments are in the same business; the design, marketing and administration of insurance financed employee benefit programs to large corporations and community, regional and money center banks. The distinction between these segments is in their geographical location and that each has its own client base as well as its own marketing, administrative staffs and management.

     CBI evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest or corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant policies. There are no intersegment revenues or expenses.

                                                            YEAR ENDED DECEMBER 31,
                       --------------------------------------------------------------------------------------------------
                                                  1998                                              1997
                       ----------------------------------------------------------   -------------------------------------
                                          BANK       CLARK/BARDES, INC.                                BANK
                          CLARK/      COMPENSATION           OF                        CLARK/      COMPENSATION
                       BARDES, INC.    STRATEGIES     WASHINGTON, D.C.    TOTALS    BARDES, INC.    STRATEGIES    TOTALS
                       ------------   ------------   ------------------   -------   ------------   ------------   -------
                                                                 (IN THOUSANDS)
Revenues from
  external clients...    $41,878        $29,358           $ 3,530         $74,766     $41,004        $ 8,451      $49,455
Depreciation and
  amortization.......        232          1,067               271           1,570         165            328          493
Segment profit.......      4,424          4,038             1,387           9,849       4,307            910        5,217
Segment assets.......     18,637         28,654            19,595          66,886       9,862         27,039       36,901
Expenditures for
  segment assets.....        270            330                 4             604         284             64          348

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

                                                               1998      1997
                                                              -------   -------
Revenues
  Total external revenues for reportable segments...........  $74,766   $49,455
                                                              -------   -------
          Total consolidated revenues.......................  $74,766   $49,455
                                                              =======   =======
Profit and (Loss)
  Total profit for reportable segments......................  $ 9,849   $ 5,217
  Unallocated amounts:
     Corporate overhead.....................................   (2,042)       --
     Put warrants...........................................   (4,800)       --
     Interest income........................................      565       189
     Interest expense.......................................   (3,166)   (1,112)
                                                              -------   -------
          Income before taxes...............................  $   406   $ 4,292
                                                              =======   =======
Assets
  Total assets for reportable segments......................  $66,886   $36,901
  Deferred tax asset........................................      607        --
                                                              -------   -------
          Total assets......................................  $67,493   $36,901
                                                              =======   =======

     In 1996, Clark/Bardes had one operating segment.

     Geographic Information -- All of the Company's revenues are derived from clients located within the United States.

     Major Customer -- CBI generated in excess of 25% of its revenue in 1998 from 8 clients, in 1997 from 3 clients, and in 1996 from 2 clients, respectively. Approximately 17.5% and 23% of CBI's commission and fee revenue for the years ended 1998 and 1997, respectively, was generated by The Wamberg Organization, which is wholly-owned by CBI's Chairman. Substantially all of the policies underlying the programs marketed by CBI are underwritten by 14 life insurance companies, of which seven accounted for approximately 76.3% and 78.9% of CBI's first-year commission revenue for the years ended December 31, 1998 and 1997.

15. SUBSEQUENT EVENTS (UNAUDITED)

     On January 4, 1999 the purchase of renewal revenue from the Chairman (see
Note 1) for $7.5 million was consummated. CBI has recorded the purchase of the future revenue stream as an asset which will be amortized using the units of revenue method over the ten year term of the agreement.

     In January, 1999 the CBI negotiated a $65.0 million senior credit facility and issued $25.0 million of floating rate debt fixed for the first year at 7.08% (the one-year London InterBank Offered Rate plus 2%) secured promissory notes maturing December 31, 2004. Principal and interest are payable quarterly beginning March 31, 1999. The $25.0 million proceeds were used to retire the senior secured notes, second priority senior secured notes, medium term notes, and AAA distribution notes payable (see Note 6). The credit facility contains certain restrictive covenants. The covenants require mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guaranties and additional indebtedness, certain limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances, and certain change in control provisions.

     Coincident with the credit facility and floating rate debt agreements, CBI has entered into an interest rate swap agreement with a bank affiliated with the lending group to fix the interest rate at 5.29% on $15 million of the debt. The effect of this agreement is to hold the rate sustaining no gain or loss on rate fluctuations. There was no cost to CBI for this arrangement, and it does not present a derivative risk.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     Clark/Bardes has entered into non-binding negotiations to acquire the businesses and substantially all the assets of two unrelated, privately owned companies. The aggregate proposed purchase price would be approximately $45.0 million, subject to change. If consummated, payment of the purchase price would be approximately $19.9 cash at closing, assumption of approximately $4.1 million in liabilities, a sellers' note for approximately $8.7 million and the issuance of approximately 711,000 shares of Common Stock having an agreed upon value of approximately $12.3 million. Of the potentially issuable shares, 384,000 having a value of $6.8 million, are contingent upon the attainment of specified five year revenue and gross profit performance levels.

     In addition, the proposed terms contemplate the issuance of option to acquire approximately 361,600 shares of Common Stock, at market prices at the time of closing, to certain employees of the target companies upon the attainment of stipulated levels of revenue.

     These non-binding discussions and the consummation of the acquisition(s) are subject to Clark/Bardes' ongoing review of the target Companies, execution of a definitive purchase agreements, and the satisfaction of certain conditions, including the approvals of Clark/Bardes' board of directors, the boards of directors of the target companies and the consent of Clark/Bardes lenders, among others. Accordingly, Clark/Bardes can give no assurance that the acquisitions will be completed and, if so, on the terms described above.

16. INTERIM FINANCIAL DATA (UNAUDITED)

                                                                       QUARTER
                                                       ----------------------------------------
                                                       FIRST   SECOND   THIRD   FOURTH   TOTAL
                                                       -----   ------   -----   ------   ------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Summary of Quarterly Results:
  Revenue.....................................  1998   $13.8   $ 15.2   $17.6   $28.2    $ 74.8
                                                1997     5.5      5.8    11.0    27.1      49.4
                                                1996     5.7      7.0     5.3    15.2      33.2
  Pre-tax income (loss).......................  1998   $ 0.2   $ (5.2)  $ 1.6   $ 3.8    $  0.4
                                                1997     0.2     (0.7)    0.9     3.9       4.3
                                                1996     0.6      0.7     0.2     2.2       3.7
  Net income (loss)...........................  1998   $ 0.2   $ (5.2)  $ 2.4   $ 2.2    $ (0.4)
                                                1997     0.2     (0.7)    0.9     3.8       4.2
                                                1996     0.6      0.7     0.2     2.1       3.6
  Basic earnings (loss) per share.............  1998   $0.06   $(1.61)  $0.44   $0.27    $(0.08)
                                                1997    0.05    (0.16)   0.20    1.27      1.03
                                                1996    0.12     0.15    0.04    0.45      0.75
  Diluted earnings (loss) per share...........  1998   $0.06   $(1.61)  $0.39   $0.27    $(0.08)
                                                1997    0.05    (0.16)   0.20    1.03      0.99
                                                1996    0.12     0.15    0.04    0.45      0.75

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLARK/BARDES HOLDINGS, INC.

                                            By:     /s/ MELVIN G. TODD
                                              ----------------------------------
                                                        Melvin G. Todd
                                                President and Chief Executive
                                                            Officer

Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----

                  /s/ W. T. WAMBERG                     Chairman of the Board and         March 31, 1999
-----------------------------------------------------     Director
                    W. T. Wamberg

             /s/ LAWRENCE H. HENDRICKSON                Vice Chairman of the Board and    March 31, 1999
-----------------------------------------------------     Director
               Lawrence H. Hendrickson

                 /s/ MELVIN G. TODD                     President, Chief Executive        March 31, 1999
-----------------------------------------------------     Officer and Director
                   Melvin G. Todd                         (Principal Executive
                                                          Officer)

                 /s/ THOMAS M. PYRA                     Vice President and Chief          March 31, 1999
-----------------------------------------------------     Financial Officer
                   Thomas M. Pyra                         (Principal Accounting
                                                          Officer and Principal
                                                          Financial Officer)

               /s/ RANDOLPH A. POHLMAN                  Director                          March 31, 1999
-----------------------------------------------------
                 Randolph A. Pohlman

               /s/ L. WILLIAM SEIDMAN                   Director                          March 31, 1999
-----------------------------------------------------
                 L. William Seidman

                /s/ GEORGE D. DALTON                    Director                          March 31, 1999
-----------------------------------------------------
                  George D. Dalton

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                      EXHIBITS
        -------                                    --------
           2.1           -- Reorganization Agreement, by and among Clark/Bardes
                            Holdings, Inc., Clark/ Bardes, Inc. and the Predecessor
                            Company (Incorporated herein by reference to Exhibit 2.1
                            of Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
           2.2           -- Letter of Intent, dated May 29, 1998, from Clark/Bardes,
                            Inc. and the Schoenke Companies (Incorporated herein by
                            reference to Exhibit 2.2 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
           2.3           -- Asset Purchase Agreement, dated September 5, 1997, among
                            Clark/Bardes, Inc., Bank Compensation Strategies, Inc.,
                            et. al. (Incorporated herein by reference to Exhibit 2.3
                            of Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
           2.4           -- Letter of Understanding, dated October 1, 1998, by and
                            between Clark/Bardes Holdings, Inc and the Wiedemann &
                            Johnson Company. (Incorporated herein by reference to
                            Exhibit 10 of Clark/Bardes' Quarterly Report on Form
                            10-Q, File No. 000-24769, filed with the SEC on November
                            16, 1998).
           2.5           -- Asset Purchase Agreement, dated September 18, 1998, with
                            Schoenke & Associates Corporation, Schoenke & Associates
                            Securities Corporation and Raymond F. Schoenke, Jr.
                            (Incorporated herein by reference to Exhibit 2.2 of
                            Clark/Bardes' Current Report on Form 8-K, File No.
                            000-24769, filed with the SEC on October 2, 1998).
          *2.6           -- Asset Purchase Agreement, dated November 16, 1998, by and among Clark/ Bardes, Inc., Clark/Bardes Holdings, Inc.,
                            Wiedemann & Johnson Company, Bruce Hlavacek and Jennie
                            Hlavacek.
           3.1           -- Certificate of Incorporation of Clark/Bardes Holdings,
                            Inc. (Incorporated herein by reference to Exhibit 3.1 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799, filed with the SEC on July 12, 1998).
           3.2           -- Bylaws of Clark/Bardes Holdings, Inc. (Incorporated
                            herein by reference to Exhibit 3.2 of Clark/Bardes'
                            Registration Statement on Form S-3, File No. 333-56799,
                            filed with the SEC on July 12, 1998).
           3.3           -- Certificate of Amendment (Incorporated herein by
                            reference to Exhibit 3.3 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
           3.4           -- Certificate of Designation (Incorporated herein by
                            reference to Exhibit 3.4 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
           4.1           -- Specimen Certificate for shares of Common Stock, par
                            value $.01 per share, of Clark/Bardes Holdings, Inc.
                            (Incorporated herein by reference to Exhibit 4.1 of
                            Clark/Bardes' Amendment No. 1 to the Registration
                            Statement on Form S-3, File No. 333-56799, filed with the
                            SEC on July 27, 1998).
           4.2           -- Rights Agreement, dated as of July 10, 1998, by and
                            between Clark/Bardes Holdings, Inc. and The Bank of New
                            York (Incorporated herein by reference to Exhibit 4.4 of
                            Clark/Bardes' Quarterly Report on Form 10-Q, File No.
                            000-24769, filed with the SEC on November 16, 1998).
          10.1           -- Clark/Bardes Holdings, Inc. 1998 Stock Option Plan
                            (Incorporated herein by reference to Exhibit 10.1 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).

        EXHIBIT
          NO.                                      EXHIBITS
        -------                                    --------
          10.2           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes Agency of Ohio, Inc
                            (Incorporated herein by reference to Exhibit 10.2 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.3           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes Securities, Inc
                            (Incorporated herein by reference to Exhibit 10.3 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.4           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes, Inc. of Pennsylvania
                            (Incorporated herein by reference to Exhibit 10.4 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.5           -- Principal Office Agreement, dated July 29, 1993, by and between W.T. Wamberg and Clark/Bardes, Inc (Incorporated
                            herein by reference to Exhibit 10.5 of Clark/ Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).
          10.6           -- Buy-Sell Agreement for Clark/Bardes Agency of Ohio, Inc.,
                            dated April 1996, by and between Clark/Bardes Securities,
                            Inc., Clark/Bardes Agency of Ohio, Inc. and Robert
                            Kelleher (Incorporated herein by reference to Exhibit
                            10.6 of Clark/Bardes' Registration Statement on Form S-3,
                            File No. 333-56799).
          10.7           -- Note and Warrant Purchase Agreement, dated September 8,
                            1997, by and between Clark/Bardes, Inc. and Great-West,
                            Life Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.7 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
          10.8           -- Note Agreement, dated September 8, 1997, by and between
                            Clark/Bardes, Inc., Great-West, Life Investors and
                            Nationwide (Incorporated herein by reference to Exhibit
                            10.8 of Clark/Bardes' Registration Statement on Form S-3,
                            File No. 333-56799).
          10.9           -- Form of Common Stock Purchase Warrant, dated September 8,
                            1997 (Incorporated herein by reference to Exhibit 10.9 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.10          -- Form of 11.00% Secured Priority Senior Secured Note Due
                            August 2004 (Incorporated herein by reference to Exhibit
                            10.10 of Clark/Bardes' Registration Statement on Form
                            S-3, File No. 333-56799).
          10.11          -- Form of 10.50% Senior Secured Note Due August 2004
                            (Incorporated herein by reference to Exhibit 10.11 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.12          -- Convertible Subordinated Note, dated September 1997
                            (Incorporated herein by reference to Exhibit 10.12 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.13          -- Medium Term Note, dated September 1997 (Incorporated
                            herein by reference to Exhibit 10.13 of Clark/Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).
          10.14          -- Stock Purchase Agreement, dated August 22, 1997, by and among Clark/Bardes, Inc., Malcolm N. Briggs, Steven J.
                            Cochlan, G.F. Pendleton, and Don R. Teasley (Incorporated
                            herein by reference to Exhibit 10.14 of Clark/Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).

        EXHIBIT
          NO.                                      EXHIBITS
        -------                                    --------
          10.15          -- Stock Purchase Agreement, dated August 1997, by and among
                            Clark/Bardes, Inc. and Henry J. Smith (Incorporated
                            herein by reference to Exhibit 10.15 of Clark/ Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).
          10.16          -- Lease Agreement, dated April 24, 1998, by and between
                            Northland Center Limited Partnership and Clark/Bardes,
                            Inc (Incorporated herein by reference to Exhibit 10.16 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.17          -- Lease Agreement, dated December 30, 1994, by and between
                            C-W#5, Ltd., and Clark/Bardes, Inc. (Incorporated herein
                            by reference to Exhibit 10.17 of Clark/ Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).
          10.18          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998, to Nationwide (Incorporated herein by reference to
                            Exhibit 10.18 of Clark/Bardes' Registration Statement on
                            Form S-3, File No. 333-56799).
          10.19          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998 to Life Investors (Incorporated herein by reference
                            to Exhibit 10.19 of Clark/Bardes' Registration Statement
                            on Form S-3, File No. 333-56799).
          10.20          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998, to Great-West (Incorporated herein by reference to
                            Exhibit 10.20 of Clark/Bardes' Registration Statement on
                            Form S-3, File No. 333-56799).
          10.21          -- Phantom Stock Agreement, dated September 5, 1997, by and between Clark/ Bardes, Inc. and Steven J. Cochlan
                            (Incorporated herein by reference to Exhibit 10.21 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.22          -- Employment Agreement, dated November 21, 1996, by and
                            between Clark/Bardes, Inc. and Kurt J. Laning
                            (Incorporated herein by reference to Exhibit 10.22 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.23          -- Employment Agreement, dated March 28, 1995, by and
                            between Clark/Bardes, Inc. and Keith L. Staudt
                            (Incorporated herein by reference to Exhibit 10.23 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.24          -- Employment Agreement, dated August 23, 1993, by and
                            between Clark/Bardes, Inc. and Larry Sluder (Incorporated
                            herein by reference to Exhibit 10.24 of Clark/ Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).
          10.25          -- Employment Agreement, dated March 7, 1993, by and between
                            Clark/Bardes, Inc. and Ronald A. Roth (Incorporated
                            herein by reference to Exhibit 10.25 of Clark/ Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).
          10.26          -- Employment Agreement, dated April 15, 1991, by and
                            between Clark/Bardes, Inc. and Sue A. Leslie
                            (Incorporated herein by reference to Exhibit 10.26 of
                            Clark/ Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.27          -- Employment Agreement, dated June 9, 1993, by and between
                            Clark/Bardes, Inc. and William J. Gallegos (Incorporated
                            herein by reference to Exhibit 10.27 of Clark/Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).
          10.28          -- Tax Indemnity Agreement by and between Clark/Bardes
                            Holdings, Inc., Clark/ Bardes, Inc. and certain former
                            shareholders of the Predecessor Company (Incorporated
                            herein by reference to Exhibit 10.28 of Clark/Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).

        EXHIBIT
          NO.                                      EXHIBITS
        -------                                    --------
          10.29          -- Form of Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Clark/Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).
          10.30          -- Form of Employment Agreement, effective as of September
                            1, 1998, by and between Clark/Bardes, Inc. and Robert E.
                            Miller (Incorporated herein by reference to Exhibit 10.30
                            of Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.31          -- Form of Employment Agreement, effective as of July 1,
                            1998, by and between Clark/Bardes, Inc. and Thomas M.
                            Pyra (Incorporated herein by reference to Exhibit 10.31
                            of Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.32          -- Form of Employment Agreement, effective as of July 1,
                            1998, by and between Clark/Bardes Holdings, Inc. and
                            Melvin G. Todd (Incorporated herein by reference to
                            Exhibit 10.32 of Clark/Bardes' Registration Statement on
                            Form S-3, File No. 333-56799).
          10.33          -- Form of Commission Transfer Agreement by and between W.T.
                            Wamberg, The Wamberg Organization, Inc. and Clark/Bardes,
                            Inc. (Incorporated herein by reference to Exhibit 10.33
                            of Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.34          -- Letter of Agreement, dated July 24, 1998, to Great-West,
                            Life Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.34 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
          10.35          -- Employment Agreement, dated September 1, 1997, by and
                            between Clark/Bardes, Inc. and Richard C. Chapman
                            (Incorporated herein by reference to Exhibit 10.35 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.36          -- Form of Amended and Restated Note Agreement, Senior
                            Secured Notes Due August 9, 2002, by and between
                            Great-West, Life Investors and Nationwide (Incorporated
                            herein by reference to Exhibit 10.36 of Clark/Bardes'
                            Registration Statement on Form S-3, File No. 333-56799).
          10.37          -- Form of Amended and Restated Note Agreement, 11.0% Second
                            Priority Senior Secured Notes Due August 9, 2004, by and
                            between Great-West, Life Investors and Nationwide
                            (Incorporated herein by reference to Exhibit 10.37 of
                            Clark/Bardes' Registration Statement on Form S-3, File
                            No. 333-56799).
          10.38          -- Put Rights Agreement, dated as of September 9, 1997, by and among Clark/ Bardes, Inc., Great-West, Life Investors
                            and Nationwide (Incorporated herein by reference to
                            Exhibit 10.38 of Clark/Bardes' Registration Statement on
                            Form S-3, File No. 333-56799).
          10.39          -- Participation Rights Agreement, dated as of September 9,
                            1997, by and among Clark/Bardes, Inc., Great-West, Life
                            Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.39 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
          10.40          -- Registration Rights Agreement, dated as of September 9,
                            1997, by and among Clark/Bardes, Inc., Great-West, Life
                            Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.40 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
          10.41          -- Form of Letter Agreement between Phoenix Home Life and
                            Clark/Bardes (Incorporated herein by reference to Exhibit
                            10.41 of Clark/Bardes' Registration Statement on Form
                            S-3, File No. 333-56799).

        EXHIBIT
          NO.                                      EXHIBITS
        -------                                    --------
          10.42          -- Letter Agreement, dated August 14, 1998, between
                            Nationwide and Clark/Bardes (Incorporated herein by
                            reference to Exhibit 10.42 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
          10.43          -- Letter Agreement, dated August 14, 1998, between
                            Great-West and Clark/Bardes (Incorporated herein by
                            reference to Exhibit 10.43 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
          10.44          -- Letter Agreement, dated as of August 17, 1998, between
                            General American and Clark/Bardes (Incorporated herein by
                            reference to Exhibit 10.44 of Clark/Bardes' Registration
                            Statement on Form S-3, File No. 333-56799).
          10.45          -- 1998 Non-Employee Director Stock Option Plan
                            (Incorporated herein by reference to Exhibit 4.7 of
                            Clark/Bardes' Registration Statement on Form S-8, File
                            No. 333-68163, filed with the SEC on December 1, 1998).
         *10.46          -- Credit Agreement, dated January 15, 1999, among
                            Clark/Bardes, Inc., Bank One Texas, N.A., U.S. Bank
                            National Association, certain financial institutions, and
                            Banc One Capital Markets, Inc.
         *10.47          -- Lease Agreement, dated December 30, 1996, by and between
                            Bellemead Development Corporation and Schoenke &
                            Associates Corporation.
         *23.1           -- Consent of Ernst & Young LLP.
         *23.2           -- Consent of Lane Gorman Trubitt, L.L.P.
         *27.1           -- Financial Data Schedule for 1998 Fiscal Year (Included in
                            SEC-Filed Copy Only).
         *27.2           -- Financial Data Schedule for 1997 Fiscal Year (Included in
                            SEC-Filed Copy Only).
         *27.3           -- Financial Data Schedule for Three Months Ended March 31,
                            1998, Six Months Ended June 30, 1998, and Nine Months
                            Ended September 30, 1998 (Included in SEC-Filed Copy
                            Only).

---------------

* Filed herewith.