Form 10-Q
period 1999-03-31
CLARK/BARDES HOLDINGS INC
filed 1999-05-11
CIK 1063980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File N. 000-24769


                           CLARK/BARDES HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                               52-2103926
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization                                Identification No.)

     2121 SAN JACINTO, SUITE 2200
             DALLAS, TEXAS                                            75201-7906
(Address of Principal Executive Offices)                              (Zip Code)

         Registrant's Telephone Number, Including Area Code: (214) 871-8717

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of May 7, 1999, the latest practicable date, was 8,528,918.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

PART I-FINANCIAL INFORMATION

     Item 1. Financial Statements                                            3
             Condensed consolidated balance sheets at March 31, 1999
                    (Unaudited) and December 31, 1998 (Audited)              4
             Condensed consolidated statements of income for the three
                    months ended March 31, 1999 and 1998 (Unaudited)         5
             Condensed consolidated statements of cash flows for the
                    three months ended March 31, 1999 and 1998 (Unaudited)   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            12

     Item 3. Quantitative and Qualitative Disclosures About Market
             Risk                                                           15

PART II.  OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                  17

EXHIBITS
     Index to Exhibits                                                      18

                           FORWARD-LOOKING STATEMENTS

         This Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend, " "predict," "project," and similar expressions, as they relate to Clark/Bardes Holdings, Inc. and Clark/Bardes, Inc., its subsidiary (collectively, "Clark/Bardes"), or Clark/Bardes' management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Clark/Bardes' management as well as assumptions made by and information currently available to Clark/Bardes. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to changes in tax legislation, dependence on key producers, dependence on persistency of existing business, credit risk related to renewal revenue, acquisition risks, risks related to significant intangible assets, competitive factors and pricing pressures, dependence on certain insurance companies, changes in legal and regulatory requirements and general economic conditions and other factors described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this form 10-Q and Clark/Bardes' other reports filed under the Exchange Act. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect Clark/Bardes' current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to Clark/Bardes' operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to Clark/Bardes or individuals acting on Clark/Bardes' behalf are expressly qualified in their entirety by this paragraph.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CLARK/BARDES HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


In thousands, except share data:

                                                        March 31,         December 31,
                                                          1999                1998
                                                       -----------        -----------
                                                       (Unaudited)          (Note 1)

Assets
Current assets
    Cash and cash equivalents                              $  3,760       $ 12,102
    Account and notes receivable-net                          6,558          8,076
    Other current assets                                         82             59
                                                           --------       --------
Total current assets                                         10,400         20,237
Equipment and leasehold improvements-net                      1,137          1,178
Intangible assets-net                                        44,813         45,209
Deferred commissions-net                                      7,287             --
Deferred tax asset                                              451            607
Other assets                                                    642            262
                                                           --------       --------
     Total Assets                                          $ 64,730       $ 67,493
                                                           ========       ========

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                        $  1,989       $  2,925
   Commissions and fees payable                               3,487          2,634
   Income taxes                                               1,075            528
   Accrued liabilities                                        1,207          2,651
   Current portion of long term debt                          6,000          4,344
                                                           --------       --------
Total current liabilities                                    13,758         13,082
Long term debt                                               19,759         24,713
Stockholders'
   Preferred stock
      Authorized-1,000,000 shares; $.01 par
      value none issued
   Common stock
      Authorized-20,000,000 shares; $.01 par value
      Issued and outstanding-8,202,535 at both dates             82             82
   Paid in capital                                           26,321         26,274
   Retained earnings                                          4,810          3,342
                                                           --------       --------
      Total stockholders' equity                             31,213         29,698
                                                           --------       --------
      Total liabilities and stockholders' equity           $ 64,730       $ 67,493
                                                           ========       ========

See accompanying notes to condensed consolidated financial statements

                          CLARK/BARDES HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
In thousands, except share data

                                                             Three months ended
                                                                  March 31,
                                                                  ---------
                                                             1999             1998
                                                          ----------       ----------
Total revenue                                             $   24,057       $   13,754
Commission and fee expense                                    14,183            9,132
                                                          ----------       ----------
   Net Revenue                                                 9,874            4,622
                                                          ----------       ----------
Operating expenses
   General and administrative                                  6,255            3,371
   Amortization                                                  620              221
                                                          ----------       ----------
      Total expenses                                           8,875            3.592
                                                          ----------       ----------
Operating income                                               2,999            1,030
Interest
   Income                                                         68               75
   Expense                                                      (564)            (922)
                                                          ----------       ----------
Income before income taxes                                     2,503              183

Income taxes                                                   1,035             --
                                                          ----------       ----------

Net income                                                $    1,468       $      183
                                                          ==========       ==========

Per share
   Basic earnings                                         $     0.18       $     0.06
                                                          ==========       ==========

   Diluted earnings                                       $     0.17       $     0.06
                                                          ==========       ==========

See accompanying notes to condensed consolidated financial statements

                           CLARK/BARDES HOLDINGS, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
In thousands
                                                                        Three months ended
                                                                              March 31,
                                                                       1999              1998
                                                                    ----------        ----------
Cash from operating activities-net ..........................       $    2,853        $    2,754

Investing activities
   Purchases of equipment-net ...............................              (61)               20
   Deferred commissions purchased ...........................           (7,504)             --
   Other ....................................................             (380)             (175)
                                                                    ----------        ----------
                                                                        (7,945)             (195)
                                                                    ----------        ----------

Financing activities
   Proceeds from borrowings .................................           25,000              --
   Repayments of borrowings .................................          (28,298)           (1,450)
   Dividends ................................................             --                (169)
   Other ....................................................               48              --
                                                                    ----------        ----------
                                                                        (3,250)           (1,619)
                                                                    ----------        ----------

Increase (decrease) in cash and cash equivalents                        (8,342)              940

Cash and cash equivalents, beginning of period ..............           12,102             3,783
                                                                    ----------        ----------

Cash and cash equivalents, end of period ....................       $    3,760        $    4,723
                                                                    ==========        ==========


See accompanying notes to condensed consolidated financial statements

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Clark/Bardes Holdings, Inc. (CBH) and its wholly-owned subsidiary, Clark/Bardes, Inc. (CBI). CBI is a designer, marketer and administrator of business-owned life insurance products to large corporations and bank-owned life insurance to banks in the United States. CBI assists its clients in using customized life insurance products to generate capital to finance long-term benefit liabilities and to supplement and secure benefits for key employees. In addition, CBI provides long-term administrative services for executive benefits and insurance and provides compensation consulting services.

Initial Public Offering-On August 19, 1998, CBH completed an initial public offering of 4,000,000 shares of Common Stock at a price of $9 per share. The net proceeds to CBH after deducting underwriting discounts and commissions and offering expenses were $31.7 million were applied as follows: a) $1.0 million in partial payment of the 8.5% Medium Term Notes, b) $4.9 million to extinguish warrants under the 11% Second Priority Senior Secured Notes, c) $13.5 million to consummate the acquisition of Schoenke and Associates, and d) $4.0 million to acquire Wiedemann & Johnson Company. CBI applied the remaining proceeds to pay approximately $7.5 million to the Wamberg Organization for the purchase of renewal revenue on January 4, 1999 (Note 2), and $800,000 for general corporate purposes, including working capital.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 1998.

Reorganization-In connection with the initial public offering, Clark/Bardes Holdings, Inc. (CBH) and Clark/Bardes, Inc., (CBI) both Delaware corporations, were formed in June 1998. CBH was formed to be the holding company of CBI and is not engaged in any business. CBI was formed to be the operating company of CBH. On July 10, 1998, CBI's Board of Directors approved a reorganization agreement between Clark/Bardes, Inc., a Texas Corporation (the Predecessor Company) and CBI (the Successor Company) which provided for a two step merger resulting in the Predecessor Company merging with and into CBI resulting in each stockholder of the Predecessor Company receiving one-half of one share of common stock for each share of Predecessor Company common stock held by such stockholder, and contemplated a series of transactions, including: (i) a restructuring of Clark/Bardes' 10.5% Senior Secured Notes due August 2002 and 11.0% Second Priority Senior Secured Notes due August 2004, (ii) the conversion of Clark/Bardes' $4.8 million aggregate principal amount of 8.5% Convertible Subordinated Notes due September 2007 into 813,560 shares of common stock, at $5.90 per share, (iii) the extinguishment by Clark/Bardes of warrants representing the right to purchase 1,525,424 shares of

Common Stock, (iv) a purchase of renewal revenue due to Mr. Wamberg and The Wamberg Organization under the Principal Office Agreement between Clark/Bardes and Mr. Wamberg, (v) the incorporation of a Texas entity formed for the purpose of marketing certain insurance products within the state of Texas and (vi) the termination by its terms of the Second Amended and Restated Stockholders' Agreement among the Predecessor Company and each of the existing stockholders.

The Merger was consummated prior to the initial public offering, and was treated for accounting purposes as a reorganization of entities under common control utilizing historical cost which is similar to a pooling of interests.

Termination of S Corporation Status and Stockholder Distribution - Upon the consummation of the Reorganization described above, CBI ceased to be taxed as an S corporation and became subject to federal and state income taxation as a C corporation. As an S corporation, CBI's income, whether or not distributed, was taxed directly to the stockholders for federal and certain state income tax purposes. At August 1, 1998, the effective date of change in tax status, CBI recorded deferred taxes on its balance sheet for the difference between the tax bases and book bases of its assets and liabilities.

In connection with the termination of the S corporation status, on July 10, 1998 the Board of Directors of the Predecessor Company declared a dividend to the stockholders of record on July 31, 1998 in an amount equal to $3.3 million, or $1.00 per share, which was paid on July 31, 1998.

2.   PURCHASE OF RENEWAL REVENUE FROM THE CHAIRMAN

On January 4, 1999, CBI purchased the right to receive approximately 19% of the commission and fee revenue, prior to deduction of servicing costs, related to renewal revenue due under the Principal Office Agreement with the Chairman of CBH, W. T. Wamberg and the Wamberg Organization, for a cash payment of $7.5 million. This transaction allows CBI to receive approximately $14.2 million over a ten year period. Under the agreement, CBI will receive all of the revenue due under the Principal Office Agreement retaining an amount equal to the total sum purchased. CBI recorded the purchase of this revenue stream as an asset in the amount of the consideration given which will be amortized using the units of revenue method over the term of the agreement.

3.   NEW CREDIT FACILITY

In January 1999, CBI negotiated a $65 million senior credit facility and issued $25 million of floating rate debt fixed for the first year at 7.08%, (the one-year London InterBank Offered Rate plus 2%) under that facility. Principal and interest are payable quarterly beginning March 31, 1999. The $25 million proceeds were used to retire existing long term debt. The credit facility contains certain restrictive covenants requiring mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances, and changes in control.

Coincident with the credit facility and floating rate agreement, CBI has entered into two interest rate swap agreements with a bank affiliated with the lending group to fix the interest rates. The first agreement will go into effect on July 6, 1999 and fixes the interest rate at 5.76% (plus 2% ) on $15 million of the debt. The second agreement goes into effect on January 18, 2000 and fixes the rate at 5.29% (plus 2%) on $15 million of the debt.

CBI incurred $400,000 of costs in connection with the refinancing. These costs have been capitalized and are reflected in Other Assets in the balance sheet at March 31, 1999 and are being amortized over the life of the debt.

4.   ACQUISITION OF SCHOENKE

On September 1, 1998 CBI acquired substantially all of the assets, and the book of business of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation based in Germantown, Maryland. The Schoenke Companies specialize in designing and administering benefit programs for companies. The Company accounted for the acquisition as a purchase and has included the operating results of the Schoenke Companies in the financial statements commencing from the acquisition date.

The purchase price was $17.0 million plus related expenses of approximately $98,000. The purchase price was comprised of $15.0 million in cash and a promissory note in the principal amount of $2.0 million. CBI allocated approximately $768,000 of the purchase price to tangible assets acquired and the remaining $16 million was allocated to the net present value of estimated future profits embedded in the existing inforce book of business.

The unaudited pro forma information below presents the results of CBI and Schoenke combined as if the acquisition had occurred January 1, 1998.

                                                                          March 31
                                                                   1999              1998
                                                                   ----              ----
(in thousands)

Pro forma:
   Revenues                                                      $  24,057        $  15,577
   Net Income                                                        1,468              508
   Diluted earnings per share                                    $     .17        $     .16


5.   SEGMENT INFORMATION

                                                         Quarter ending March 31,
                                                               (in thousands)
                           =========================================================================================
                                                 1999                                            1998
                           --------------------------------------------------      ---------------------------------
                           Clark/        Bank      Clark/Bardes, Inc.              Clark/        Bank
                           Bardes,   Compensation         of                       Bardes,   Compensation
                             Inc.     Strategies     Washington,D.C    Totals       Inc.       Strategies     Totals
                             ---     ------------    --------------    ------       ----       ----------     ------
Revenues from
   external clients        $17,099      $5,469          $ 1,489        $24,057     $8,532       $5,222        $13,754
Segment profit
   (loss)                    3,094         (44)             579          3,629        943          587          1,530
Segment assets              18,765      27,311           18,203         64,279      7,169       26,237         33,406

A reconciliation of total external revenues for reportable segments to total consolidated revenues and total segment profits (loss) to consolidated income before taxes is as follows:

                                                              Three months ended
                                                                   March 31,
                                                          ---------------------------
                                                             1999             1998
                                                             ----             ----
Revenues
   Total external revenues for reportable segments        $   24,057       $   13,754
                                                          ----------       ----------
      Total consolidated revenues                         $   24,057       $   13,754
                                                          ==========       ==========

Profit and (Loss)
   Total profit for reportable segments                   $    3,629       $    1,530
   Unallocated amounts:
      Corporate overhead                                        (630)            (500)
      Interest net                                              (496)            (847)
                                                          ----------       ----------
         Income before taxes                              $    2,503       $      183
                                                          ==========       ==========


A reconciliation of total assets for reportable segments with total consolidated assets at March 31, 1999 and December 31, 1998 is as follows:


                                                          March 31,       December 31,
                                                             1999             1998
                                                          ----------      ------------
                                                         (unaudited)
Total Assets                                              $   64,279       $   66,886

Deferred tax asset                                               451              607
                                                          ----------       ----------
      Total consolidated assets                           $   64,730       $   67,493
                                                          ==========       ==========


6.   EARNINGS PER SHARE

The following table sets forth the computation of historical basic and diluted earnings per share

                                                              Three months ended
                                                                   March 31
                                                          ---------------------------
                                                             1999           1998
                                                             ----           ----
Numerator:
   Net income ($ in thousands)                            $    1,468       $      183
Effect of dilutive securities:
   Interest on convertible debt (net of tax)                                        *

Numerator for diluted earnings per share                  $    1,468       $      183

Denominator:
   Denominator for basic earnings per share
      weighted-average shares                              8,202,535        3,222,010
Effect of dilutive securities:
   Stock options                                             219,994                *
   Convertible debt                                              --                 *

Denominator for diluted earnings per share-
   adjusted weighted-average shares and
   assumed conversions                                     8,422,529        3,222,010

Basic earnings per share                                  $      .18       $      .06
Diluted earnings per share                                $      .17       $      .06

*The effect of options and convertible debt at March 31, 1998 have not been included as such effects would be antidilutive.

7.   SIGNIFICANT RISKS AND UNCERTAINTIES

Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations; therefore the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in tax legislation. Amendments to the federal tax laws enacted in 1996 and 1997 have reduced the advantages of certain purchases of business-owned life insurance. With limited exceptions, the 1996 amendment eliminated the ability to deduct interest on loans against the cash value of life insurance policies. In 1997, legislation imposed an interest disallowance rule that applied to all business-owned life insurance except for policies placed on employees, officers, directors and 20 percent owners. The effect of the 1997 legislation was to reduce otherwise allowable interest deductions by a ratio of unborrowed cash value to all other assets.

In 1998, the Administration proposed eliminating the "employee, officer, and director" exception to the interest disallowance rule as a part of its budget proposal. Congress adjourned its 1998 legislative session without taking action on the Administration's proposal. In February 1999, the Administration budget once again contained a proposal to expand the disallowance rule to policies covering employees, officers and directors. If such a proposal were to be enacted, it would significantly reduce the attractiveness of business-owned life insurance to companies that traditionally have high debt/equity ratios such as banks. While CBI believes there is inadequate support in Congress at this time to enact such a change, CBI is unable to predict the outcome of any such legislative proposal by the current or any future Congress. CBI believes, at the very least, any such proposal would fully grandfather existing business. (See Risks in the Management's Discussion and Analysis--Unfavorable Tax Legislation).

8.   SUBSEQUENT EVENT

ACQUISITION OF MCG/HEALTHCARE

On April 5, 1999, CBI purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare, a Minnesota corporation, for a purchase price of $34.6 million consisting of:

    (i)   a cash payment of $13.8 million;
    (ii)  a promissory note for $8.7 million;
    (iii) 326,363 shares of common stock, having an aggregate value of $5.3 million based on the closing price of the common stock on April 5, 1999;
    (iv)  the direct payment of $3.6 million for certain outstanding loans;
    (v)   the assumption of $3.2 million of liabilities.

The purchase price was determined by an arm's length negotiation among the parties. The assets acquired include cash, receivables and operating assets in addition to all intangible assets, intellectual property, files pertaining to customers, computer software and systems and related licenses. The liabilities assumed include commissions payable, accrued employee benefits and operating expenses. The $17.4 million cash portion of the purchase price was funded by a borrowing under CBI's existing credit facility. The promissory note is payable in thirty-two equal quarterly installments of principal and interest at 10% per annum of $430,000 commencing on April 5, 2000. The promissory note is secured by a personal guarantee of W. T. Wamberg, Chairman of Clark/Bardes. Closing costs and fees connected with the transaction are estimated to be approximately $500,000.

MCG/HealthCare is a 180 employee executive benefit consulting organization servicing the healthcare industry. MCG/Healthcare is headquartered in Minneapolis, Minnesota. Prior to the acquisition described above, there was no material relationship between CBI and MCG/HealthCare.

PROPOSED ACQUISITION

CBI has entered into non-binding negotiations to acquire, by merger, the stock of a private company. The aggregate purchase price would be approximately $8.5 million payable in CBH common stock. The number of shares issued is dependent upon the closing price of CBH stock on the day before the closing. In addition, the proposed transaction will provide for the possible issuance of up to 384,452 additional shares of CBH common stock dependent upon the attainment of stipulated revenue and income goals over the four year period 1999 to 2003.

These non-binding discussions and the consummation of the acquisition are subject to Clark/Bardes' ongoing review of the target company, execution of a definitive merger agreement, and the satisfaction of certain conditions, including the approvals of Clark/Bardes' board of directors, the board of directors of the target company and the consent of Clark/Bardes lenders, among others. Accordingly, Clark/Bardes can give no assurance that the acquisition will be completed and, if so, on the terms described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Revenues-Revenues increased 75% to $24.1 million for the first quarter of 1999 from $13.8 million for the comparable quarter of 1998, an increase of $10.3 million. In keeping with Management's stated goals, acquisitions have been, and continue, to be an important aspect of Clark/Bardes' revenue growth. Reflecting the related components of Clark/Bardes' revenue, a comparison of the quarters is as follows:

                                            Three Months Ended
                                                 March 31
                                          -----------------------
                                            1999           1998
                                          --------       --------
                                              ($ in millions)
First year revenue
   Core benefits                          $    8.0       $    1.6
   Community banks                             3.8           --
   Acquisitions                                 .7            4.1
                                          --------       --------
                                              12.5            5.7
Renewal revenue
   Core benefits                               8.8            7.0
   Community banks                             1.7
   Acquisitions                                1.1            1.1
                                          --------       --------
                                              11.6            8.1
                                          --------       --------

Total                                     $   24.1       $   13.8

Revenues from acquisitions comprised 40% of the total revenue for the first quarter of 1998 and 7.5% for the quarter ended March 31, 1999. Acquisitions include BCS in the quarter ended March 31, 1998 (only) and Schoenke and Wiedemann & Johnson in the first quarter of 1999.

Commissions-Commission expenses also rose during the period. Commissions were $14.2 million in the first quarter of 1999 compared with $9.1 million for the same quarter in 1998, an increase of $5.1 million or 55%. The percentage increase in commissions was less than the percentage increase in revenue. Net revenue retained after commission expense was 41% in the first quarter of 1999 compared with 34% in 1998's first quarter. CBI's recent acquisitions enjoy a product mix having a lower percentage of revenue paid out to commissioned producers. Management believes this net revenue margin to be sustainable.

General and administrative expenses-General and administrative expenses for the quarter ended March 31, 1999 were $6.3 million compared with $3.4 million for 1998. Part of the increase, $714 thousand, was attributable to acquisitions, while the balance was caused by continued growth.

Amortization-Amortization of purchased inforce revenue and intangibles was $620 thousand for the first quarter of 1999 compared with $221 thousand for the 1998 period. This is the result of the increased inforce revenue resulting from the acquisitions and the purchase of the renewal revenue stream from The Wamberg Organization.

Operating income-Operating income increased 191% in the quarter ended March 31, 1999 compared with the same quarter of 1998. Operating income for the 1999 period was $3.0 million versus $1.0 million for 1998, an increase of $2.0 million. The operating performance of the first quarter can be summarized as follows:

                                                          As a Percent of Revenue
                                                          -----------------------
                                                           1999             1998
                                                           ----             ----
First year revenue ................................         49%              12%
Renewal revenue ...................................         44               50
Acquisitions ......................................          7               38
                                                          ----             ----
         Total ....................................        100              100
Commissions .......................................         59               66
                                                          ----             ----
         Retained revenue .........................         41               34
Operating expenses
     General & administrative .....................         26               25
     Amortization .................................          3                2
                                                          ----             ----
                                                            29               27
                                                          ----             ----
         Operating income .........................         12%               7%
                                                          ====             ====

The improvement in operating income resulted from a lower rate of commissions and operating expenses increasing at a lower rate than the increase in revenue.

Interest-Interest expense for the March 31, 1999 quarter was $496 thousand or $351 thousand less than the $841 thousand reported in the first quarter of 1998, primarily as a result of lower interest costs--$564 thousand in 1999 versus $923 thousand in 1998. Borrowings at March 31, 1999 were $25.8 million compared with $35.6 million at March 31, 1998.

As previously reported, Clark/Bardes, Inc., as a company, did not pay Federal income taxes prior to the initial public offering and reorganization that occurred on July 31, 1998 because it was an S corporation., Since that time net income has been fully taxed and may not be comparable to prior periods. Net income for the first quarter of 1999 was $1.5 million compared with $183 thousand for the quarter ended March 31, 1998.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows from operations were $2.9 million for the March 31, 1999 period compared with $2.8 million for the first quarter of 1998. The $2.9 million of operating cash flow was offset by the payment of $7.5 million for the purchase of renewal revenue and $3.3 million for the repayment of funded debt in connection with the refinancing discussed in the following paragraph. At the end of the first quarter of 1999, cash balances totaled $3.8 million compared to $12.1 million at December 31, 1998.

In January 1999 CBI negotiated a $65 million senior credit facility and issued $25 million of floating rate debt fixed for the first year at 7.08% (the one-year London InterBank Offered Rate plus 2%) secured promissory notes maturing December 31, 2004. Principal and interest are payable quarterly beginning March 31, 1999. The $25 million proceeds were used to retire existing long term debt. The credit facility contains certain restrictive covenants. The covenants require mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, certain limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loan, and advances, and change in control provisions.

Coincident with the credit facility and floating rate agreements, CBI has entered into two interest rate swap agreements with a bank affiliated with the lending group to fix the interest rates. The first agreement will go into effect on July 6, 1999 and fixes the interest rate at 5.76% (plus 2%) on $15 million of the debt. The second agreement goes into effect on January 18, 2000 and fixes the rate at 5.29% (plus 2%) on $15 million of the debt.

On January 4, 1999, Clark/Bardes purchased the renewal revenue due under the Principal Office Agreement with W. T. Wamberg for $7.5 million cash. This transaction allows Clark/Bardes to retain additional commission and fee revenue for a ten year period following the consummation of the transaction. The additional revenue equates to approximately 19% of the commission and fee revenue, prior to deduction of servicing costs, related to renewal revenue on Mr. Wamberg's and The Wamberg Organization's inforce business.

Clark/Bardes believes that its net cash flow from operations will continue to provide sufficient funds to service all of its debt obligations, based upon the predictability and magnitude of its future revenue stream. Renewal revenue, however, can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates

As Clark/Bardes' business grows, its working capital and capital expenditures will also continue to increase. Management believes that net cash flows from operations will be sufficient to finance required debt payments, working capital needs and capital expenditures for the next twelve months. There can be no assurance, however, that the net cash flows from operations will be sufficient to meet anticipated requirements or that Clark/Bardes will not require additional debt or equity financing within this time frame.

YEAR 2000 ISSUES

The year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this date field limitation could disrupt activities in the normal business cycle. Clark/Bardes does not believe that the year 2000 issues will pose significant operational problems directly or as a result of any year 2000 issues of suppliers or customers.

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

In its assessment of year 2000 issues, Clark/Bardes is specifically focusing on its software applications and associated software products, hardware, facilities, communications equipment and security systems. Clark/Bardes' proprietary financial modeling and Unix-based administrative systems that support its insurance-financed employee benefit programs are year 2000 compliant.

In addition to evaluating its own systems for year 2000 compliance, Clark/Bardes is also communicating with and requesting information from its important clients and carriers to determine the extent to which interfaces with such entities are vulnerable to year 2000 issues and the extent to which the internal systems of such entities are vulnerable to year 2000 issues. Clark/Bardes is not able to determine the extent to which such third parties, such as insurance companies and clients, may experience year 2000 issues. Management believes that to the extent that any insurance companies which have a relationship with Clark/Bardes are unable to become year 2000 compliant, Clark/Bardes will be able to enter into relationships on a going forward basis with other insurance companies that are year 2000 compliant.

Total costs related to year 2000 compliance efforts total approximately $80,000. Total costs associated with year 2000 readiness process, consisting of both internal and external resources, are expected to range between $150,000 and $200,000. The Company has not yet fully completed its year 2000 assessment and remediation efforts, but management's current expectation as to the completion of these efforts is unchanged from that described in Clark/Bardes' form 10-K for the year ended December 31, 1998.

The Company's plans to complete the year 2000 modifications are based on management's best estimates, which are based on numerous assumptions about future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on the level of effort expended to date to total expected staff effort. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

FORWARD-LOOKING STATEMENTS

The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about Year 2000 should be read in conjunction with the Company's disclosures under the heading Forward Looking Information.

RECENT ACQUISITIONS

On April 5, 1999 CBH acquired the assets and business of Management Compensation Group/HealthCare, a Minneapolis, Minnesota based executive benefit consulting company servicing the healthcare industry. The purchase price was $34.6 million consisting of cash payments of $17.4 million, a note for $8.7 million, 326,363 shares of CBH common stock for $5.3 million, and the assumption of $3.2 million of liabilities.

PROPOSED ACQUISITION

CBI has entered into non-binding negotiations to acquire, by merger, the stock of an unrelated, private company. The aggregate purchase price would be approximately $8.5 million payable in CBH common stock. The number of shares issued is dependent upon the closing price of CBH stock on the day before the closing. In addition, the proposed transaction will provide for the possible issuance of up to 384,452 additional shares of CBH common stock dependent upon the attainment of stipulated revenue and income goals over the four year period 1999 to 2003.

These non-binding discussions and the consummation of the acquisition are subject to Clark/Bardes' ongoing review of the target company, execution of a definitive merger agreement, and the satisfaction of certain conditions, including the approvals of Clark/Bardes' board of directors, the board of directors of the target company, and the consent of Clark/Bardes' lenders, among others. Accordingly, Clark/Bardes can give no assurance that the acquisition will be completed, and, if so, on the terms described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In January 1999 CBI entered into a $65 million credit agreement consisting of a $35 million revolving credit facility and two term loans of $25 million and $5 million. In January 1999 pursuant to the credit agreement, Clark/Bardes obtained a term loan for $25 million at a fixed rate of 7.08% for the first year and at a floating rate based upon the one-year London InterBank Offered Rate plus 2% thereafter. The term loans are represented by secured promissory notes maturing December 31, 2004. Principal and interest are payable quarterly beginning March 31, 1999. The $25.0 million proceeds were used to retire previously issued debt.

Coincident with the credit facility and floating rate agreements, CBI has entered into two interest rate swap agreements with a bank affiliated with the lending group to fix the interest rates. The first agreement will go into effect on July 6, 1999 and fixes the interest rate at 5.76% (plus 2%) on $15 million of the debt. The second agreement goes into effect on January 18, 2000 and fixes the rate at 5.29% (plus 2%) on $15 million of the debt.

                           PART II. OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                4.1 Specimen Certificate for shares of Common Stock, $0.01 par value, of Clark/Bardes, incorporated herein by reference to
                    Exhibit 4.1 to Clark/Bardes' Amendment No. 1 to Form S-1 (No. 333-56799) filed with the SEC on July 27, 1998.

                4.2 Certificate of Incorporation of Clark/Bardes incorporated herein by reference to Exhibit 3.1 to Clark/Bardes' Registration Statement on Form S-1 (No. 333-56799) filed with the SEC on July 12, 1998.

                4.3 Bylaws of the Company, incorporated by reference to Exhibit
                    3.2 to Clark/Bardes' Registration Statement on Form S-1 (No. 333-57799) filed with the SEC on July 12, 1998.

                4.4 Rights Agreement, by and between CBH and The Bank of New
                    York, dated as of July 10, 1998, incorporated by reference to Exhibit 4.4 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 16, 1998

                27  Financial Data Schedule.

         (b)    Reports on Form 8-K

                None.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date        5/11/99                  CLARK/BARDES HOLDINGS, INC.
     ---------------------


                                        /s/ MELVIN G. TODD
Date        5/11/99                  ------------------------------------------
     ---------------------                         Melvin G. Todd
                                        President and Chief Executive Officer

                                        /s/ THOMAS M. PYRA
Date        5/11/99                  ------------------------------------------
     ---------------------                         Thomas M. Pyra
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer and
                                      Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
4.1           Specimen Certificate for shares of Common Stock, $0.01 par value, of Clark/Bardes, incorporated herein by reference to Exhibit 4.1 to Clark/Bardes" Amendment No. 1 to Form S-1 (No. 333-56799) filed with the SEC on July 27, 1998.

4.2 Certificate of Incorporation of Clark/Bardes incorporated herein by reference to Exhibit 3.1 to Clark/Bardes' Registration
              Statement on Form S-1 (No. 333-56799) filed with the SEC on July
              12, 1998.

4.3 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Clark/Bardes' Registration Statement on Form S-1 (No. 333-56799) filed with the SEC on July 12, 1998.

4.4 Rights Agreement, by and between CBH and The Bank of New York, dated as of July 10, 1998, incorporated by reference to Exhibit
              4.4 of Clark/Bardes' Quarterly Report on Form 10-Q, File No.
              000-24769, filed with the SEC on November 16, 1998.

*27           Financial Data Schedule


* File herewith