Form 10-Q
period 1999-06-30
CLARK/BARDES HOLDINGS INC
filed 1999-08-16
CIK 1063980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of August 13, 1999, the latest practicable date, was 9,628,749.

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I-FINANCIAL INFORMATION
         Item 1.  Financial Statements                                                    3
                  Condensed consolidated balance sheets at June 30, 1999                  3
                           and December 31, 1998
                  Condensed consolidated statements of income for the three               4
                           months and six months ended June 30, 1999 and
                           1998
                  Condensed consolidated statements of cash flows for the                 5
                           three months and six months ended June 30, 1999
                           and 1998

                  Notes to condensed consolidated financial statements                    6

         Item 2.  Management's Discussion and Analysis of Financial                      14
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market                  27
                  Risk

PART II.  OTHER INFORMATION
         Item 4.  Submission of Matters to a Vote of Security Holders                    28

         Item 6.  Exhibits and Reports on Form 8-K                                       29

SIGNATURES                                                                               34

EXHIBITS                                                                                 35
         Index to Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                               JUNE 30,    DECEMBER 31,
                                                                 1999          1998
                                                             -----------   ------------
                                                             (Unaudited)     (Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      $ 10,302      $ 12,102
Account and notes receivable-net                                  9,644         8,076
Other current assets                                                351            59
                                                               --------      --------
                                                                 20,297        20,237
EQUIPMENT AND LEASEHOLD IMPROVEMENTS-NET                          3,105         1,178
INTANGIBLE ASSETS-NET                                            81,948        45,209
DEFERRED TAX ASSET                                                  422           607
OTHER ASSETS                                                      1,278           262
                                                               --------      --------
TOTAL ASSETS                                                   $107,050      $ 67,493
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                               $  2,953      $  2,925
Commissions and fees payable                                      3,827         2,634
Income taxes                                                      1,856           528
Accrued liabilities                                               4,811         2,651
Current portion of long term debt                                 6,212         4,344
                                                               --------      --------
                                                                 19,659        13,082
LONG TERM DEBT                                                   32,012        24,713
STOCKHOLDERS' EQUITY
Preferred stock
   Authorized-1,000,000 shares; $.01 par value
   none issued
Common stock                                                         96            82
   Authorized-20,000,000 shares; $.01 par value Issued and
   outstanding-8,202,535 at December 31, 1998 and 9,628,749
   at June 30, 1999
Paid in capital                                                  48,988        26,274
Retained earnings                                                 6,295         3,342
                                                               --------      --------
TOTAL STOCKHOLDERS' EQUITY                                       55,379        29,698
                                                               --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $107,050      $ 67,493
                                                               ========      ========


See accompanying notes to condensed consolidated financial statements.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                      ----------------------      ----------------------
                                             JUNE 30,                    JUNE 30,
                                        1999          1998          1999         1998
                                      --------      --------      --------      --------
TOTAL REVENUE                         $ 29,714      $ 15,230      $ 53,776      $ 28,984
Commission and fee expense              13,033         9,071        27,216        18,203
                                      --------      --------      --------      --------
Net Revenue                             16,681         6,159        26,560        10,781
                                      --------      --------      --------      --------

OPERATING EXPENSES
General and administrative              12,202         5,029        18,457         8,400
Amortization                             1,152           221         1,772           442
Put warrants (non-recurring)              --           5,300            --         5,300
                                      --------      --------      --------      --------
                                        13,354        10,550        20,229        14,142
                                      --------      --------      --------      --------
OPERATING INCOME (LOSS)                  3,327        (4,391)        6,331        (3,361)

INTEREST
Income                                      95            93           158           168
Expense                                 (1,013)         (882)       (1,577)       (1,804)
                                      --------      --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES        2,409        (5,180)        4,912        (4,997)

Income taxes                               970            14         2,005            14
                                      --------      --------      --------      --------
NET  INCOME (LOSS)                    $  1,439      $ (5,194)     $  2,907      $ (5,011)
                                      ========      ========      ========      ========
PER SHARE
Basic earnings (loss)                 $    .16      $  (1.61)     $    .34      $  (1.56)
                                      ========      ========      ========      ========
Diluted earnings (loss)               $    .16      $  (1.61)     $    .33      $  (1.56)
                                      ========      ========      ========      ========
Dividends                             $   --        $    .08      $   --        $    .13
                                      ========      ========      ========      ========


See accompanying notes to condensed consolidated financial statements.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                              ----------------------      ----------------------
                                                1999          1998          1999          1998
                                              --------      --------      --------      --------
CASH FROM OPERATING ACTIVITIES-NET            $  5,141      $  2,989      $  7,994      $  5,743

INVESTING ACTIVITIEs
   Purchase of  businesses                     (30,990)       (1,500)      (38,494)       (1,500)
   Purchases of equipment-net                   (2,116)          (46)       (2,177)          (66)
   Other                                          (621)          264          (953)           89
                                              --------      --------      --------      --------
                                               (33,727)       (1,282)      (41,624)       (1,477)
                                              --------      --------      --------      --------
FINANCING ACTIVITIES
   Proceeds from borrowings                     27,724          --          52,724          --
   Repayments of borrowings                    (15,237)         --         (43,535)       (1,450)
   Proceeds from issuance of common stock       22,641           301        22,641           301
   Dividends                                      --            (265)         --            (434)
   Other                                          --            (161)         --            (161)
                                              --------      --------      --------      --------
                                                35,128          (125)       31,830        (1,744)
                                              --------      --------      --------      --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    6,542         1,582        (1,800)        2,522
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                         3,760         4,723        12,102         3,783
                                              --------      --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 10,302      $  6,305      $ 10,302      $  6,305
                                              ========      ========      ========      ========


See accompanying notes to condensed consolidated financial statements.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

Initial Public Offering - On August 19, 1998, CBH completed an initial public offering of 4,000,000 shares of Common Stock at a price of $9 per share. The net proceeds to CBH after deducting underwriting discounts and commissions and offering expenses were $31.7 million and were applied as follows: (a) $1.0 million in partial payment of the 8.5% Medium Term Notes, (b) $4.9 million to extinguish warrants under the 11% Second Priority Senior Secured Notes, (c) $13.5 million to consummate the acquisition of Schoenke and Associates, and (d) $4.0 million to acquire Wiedemann & Johnson Company. CBI applied the remaining proceeds to pay approximately $7.5 million to the Wamberg Organization for the purchase of renewal revenue on January 4, 1999 (Note 2), and $800,000 for general corporate purposes, including working capital.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiary annual report on Form 10-K for the year ended December 31, 1998.

Reorganization - In connection with an initial public offering, Clark/Bardes Holdings, Inc. (CBH) and Clark/Bardes, Inc., (CBI) both Delaware corporations, were formed in June 1998. CBH was formed to be the holding company of CBI and is not engaged in any business. CBI was formed to be the operating company of CBH. On July 10, 1998, CBI's Board of Directors approved a reorganization agreement between Clark/Bardes, Inc., a Texas Corporation (the Predecessor Company) and CBI (the Successor Company) which provided for a two step merger resulting in the Predecessor Company merging with and into CBI resulting in each stockholder of the Predecessor Company receiving one-half of one share of common stock for each share of Predecessor Company common stock held by such stockholder, and contemplated a series of transactions, including: (i) a restructuring of Clark/Bardes' 10.5% Senior Secured Notes due August 2002 and 11.0% Second Priority Senior Secured Notes due August 2004, (ii) the conversion of Clark/Bardes' $4.8 million aggregate principal amount of 8.5% Convertible Subordinated

Notes due September 2007 into 813,560 shares of common stock, at $5.90 per share, (iii) the extinguishment by Clark/Bardes of warrants representing the right to purchase 1,525,424 shares of Common Stock, (iv) a purchase of renewal revenue due to Mr. Wamberg and The Wamberg Organization under the Principal Office Agreement between Clark/Bardes and Mr. Wamberg, (v) the incorporation of a Texas entity formed for the purpose of marketing certain insurance products within the state of Texas and (vi) the termination by its terms of the Second Amended and Restated Stockholders' Agreement among the Predecessor Company and each of the existing stockholders.

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

2.  ACQUISITION OF MCG/HEALTHCARE

On April 5, 1999, CBI purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare, a Minnesota corporation, for a purchase price of $35.9 million consisting of:

     (i)    a cash payment of $13.8 million;

     (ii)   a promissory note for $8.7 million;

     (iii) 326,363 shares of common stock, having an aggregate value of $5.3 million based on the closing price of the common stock on April 5, 1999;

     (iv)   the direct payment of $3.6 million for certain outstanding loans;

     (v) the assumption of $4.2 million of liabilities and $310,000 of closing costs.

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

The unaudited pro forma information below presents the results of CBI and MCG/HealthCare as if the acquisition had occurred on January 1, 1998:

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                  JUNE 30,
                                           ---------------------      ---------------------
                                             1999         1998          1999         1998
                                           --------     --------      --------     --------
                                                            (in thousands)
Pro forma:
     Revenues                              $ 29,714     $ 21,874      $ 59,534     $ 42,299
     Net income (loss)                     $  1,439     $ (5,386)     $  1,288     $ (5,170)

     Diluted earnings (loss) per share     $    .16     $  (1.58)     $    .14     $  (1.46)


3.   PRIVATE PLACEMENT

On June 7, 1999, CBH sold 1,000,000 shares of common stock to Conning Insurance Capital Partnership V, L. P. for $17 million in a private placement transaction. The proceeds from this sale will be used for debt reduction and acquisitions.

4.   ACQUISITION OF NATIONAL INSTITUTE FOR COMMUNITY BANKING

On May 18, 1999, CBH National Institute for Community Banking (NICB) by merging it with and into CBH. Each share of NICB common stock was converted into CBH common stock on a ratio of 39.697 of CBH for each share of NICB for a total of 484,303 shares of CBH common stock. By agreement, the effective date of the NICB acquisition was January 1, 1999.

Of the total, 99,851 shares were issued at the closing and 384,452 shares are issuable upon attaining stipulated revenue and income goals over the four year period 1999 to 2002. No other consideration was given. The value of the shares received by the selling shareholders was $1.6 million based on CBH's closing price of $16 on May 18, 1999. Any shares issued will be accounted for as additional consideration based on their value at the time of issuance.

5.   PURCHASE OF RENEWAL REVENUE FROM THE CHAIRMAN

On January 4, 1999, CBI purchased the right to receive approximately 27.5% of the commission and fee revenue, prior to deduction of servicing costs, related to renewal revenue due under the Principal Office Agreement with the Chairman of CBH, W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. This transaction allows CBI to receive approximately $14.2 million over a ten year period. Under the agreement, CBI will receive all of the revenue due under the Principal Office Agreement retaining an amount equal to the total sum purchased. CBI recorded the purchase of this revenue stream as an asset in the amount of the consideration given which will be amortized using the units of revenue method over the term of the agreement.

6.   NEW CREDIT FACILITY

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

7.    ACQUISITION OF SCHOENKE

On September 1, 1998 CBI acquired substantially all of the assets, and business of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation based in Germantown, Maryland. The Schoenke Companies specialize in designing and administering benefit programs for companies. CBI accounted for the acquisition as a purchase and has included the operating results of the Schoenke Companies in the financial statements commencing from the acquisition date.

The purchase price was $17.0 million plus related expenses of approximately $98,000. The purchase price was comprised of $15.0 million in cash and a promissory note in the principal amount of $2.0 million. CBI allocated approximately $768,000 of the purchase price to tangible assets acquired and the remaining $16.3 million was allocated to the net present value of estimated future profits embedded in the existing in force book of business.

The unaudited pro forma information below presents the results of CBI and Schoenke combined as if the acquisition had occurred January 1, 1998.

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                           ---------------------      ---------------------
                                             1999         1998          1999         1998
                                           --------     --------      --------     --------
                                                            (in thousands)
Pro forma:
     Revenues                              $ 29,714     $ 16,644      $ 53,776     $ 32,222
     Net income (loss)                     $  1,439     $ (5,706)     $  2,907     $ (5,198)

     Diluted earnings (loss) per share     $    .16     $  (1.77)     $    .33     $  (1.61)

8.   SEGMENT INFORMATION
       (in thousands)

                                           THREE MONTHS ENDED JUNE 30,
                                                      1999
                        ------------------------------------------------------------------
                         CLARK/       BANK           CLARK/         HEALTHCARE
                         BARDES,   COMPENSATION     BARDES OF      COMPENSATION
                           INC.     STRATEGIES    WASHINGTON, DC    STRATEGIES     TOTALS
                        --------   ------------   --------------   -----------    --------
Revenues from
   external clients      $14,778      $ 7,795       $ 1,239         $ 5,902       $ 29,714
Segment profit             2,459        1,066           178             629          4,326
Segment assets            28,593       29,227        15,785          33,023        106,628

                                                      1998
                        ------------------------------------------------------------------
                         CLARK/       BANK           CLARK/         HEALTHCARE
                         BARDES,   COMPENSATION     BARDES OF      COMPENSATION
                           INC.     STRATEGIES    WASHINGTON, DC    STRATEGIES     TOTALS
                        --------   ------------   --------------   -----------    --------
Revenues from
   external clients      $ 8,655      $ 6,575             -               -       $ 15,230
Segment profit               172          737             -               -            909
Segment assets             9,091       26,468             -               -         35,559

                                             SIX MONTHS ENDED JUNE 30,
                                                      1999
                        ------------------------------------------------------------------
                         CLARK/       BANK           CLARK/         HEALTHCARE
                         BARDES,   COMPENSATION     BARDES OF      COMPENSATION
                           INC.     STRATEGIES    WASHINGTON, DC    STRATEGIES     TOTALS
                        --------   ------------   --------------   -----------    --------
Revenues from
   external clients      $31,877      $13,264       $ 2,733         $ 5,902       $ 53,776
Segment profit             5,554        1,016           761             629          7,960
Segment assets            22,120       30,795        15,785          37,928        106,628

                                             SIX MONTHS ENDED JUNE 30,
                                                      1998
                        ------------------------------------------------------------------
                         CLARK/       BANK           CLARK/         HEALTHCARE
                         BARDES,   COMPENSATION     BARDES OF      COMPENSATION
                           INC.     STRATEGIES    WASHINGTON, DC    STRATEGIES     TOTALS
                        --------   ------------   --------------   -----------    --------
Revenues from
   external clients      $17,188      $11,796            --              --       $ 28,984
Segment profit               617        1,324            --              --          1,941
Segment assets             9,091       26,468            --              --         35,559


A reconciliation of total external revenues for reportable segments to total consolidated revenues and total segment profits (loss) to consolidated income before taxes is as follows:

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
Revenues
   Total external revenues for reportable segments     $ 29,714      $ 15,230
                                                       --------      --------
      Total consolidated revenues                      $ 29,714      $ 15,230
                                                       ========      ========
Profit and (Loss)
   Total profit for reportable segments                $  4,326      $    909
   Unallocated amounts:
      Corporate overhead                                   (999)         --
      Put warrants (non-recurring)                         --          (5,300)
      Interest-net                                         (918)         (789)
                                                       --------      --------
         Income before taxes                           $  2,409      $ (5,180)
                                                       ========      ========

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
Revenues
   Total external revenues for reportable segments     $ 53,776      $ 28,984
                                                       --------      --------
      Total consolidated revenues                      $ 53,776      $ 28,984
                                                       ========      ========
Profit and (Loss)
   Total profit for reportable segments                $  7,960      $  1,941
   Unallocated amounts:
      Corporate overhead                                 (1,629)         --
      Put warrants (non-recurring)                         --
                                                                       (5,300)
      Interest-net                                       (1,419)       (1,636)
                                                       --------      --------
         Income (loss) before taxes                    $  4,912      $ (4,997)
                                                       ========      ========


A reconciliation of total assets for reportable segments with total consolidated assets at June 30, 1999 and December 31, 1998 is as follows:

                                    JUNE 30,   DECEMBER 31,
                                      1999         1998
                                    --------   ------------
Total assets                        $106,628     $ 66,886
Deferred tax asset                       422          607
                                    --------     --------
      Total consolidated assets     $107,050     $ 67,493
                                    ========     ========

9.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share. (Dollars in thousands)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                 ---------------------------
                                                    1999            1998
                                                 -----------     -----------
Numerator:
   Net income (loss)                             $     1,439     $    (5,194)
Effect of dilutive securities:
   Interest on convertible debt (net of tax)            --                 *
                                                 -----------     -----------
Numerator for diluted earnings per share         $     1,439     $    (5,194)
                                                 ===========     ===========
Denominator:
   Denominator for basic earnings per share
      weighted-average shares                      8,827,666       3,222,275
Effect of dilutive securities:
   Stock options                                     222,941
   Convertible debt                                     --                 *
                                                 -----------     -----------

Denominator for diluted earnings per share-
   adjusted weighted-average shares and
   assumed conversions                             9,050,607       3,222,275
                                                 ===========     ===========

Basic earnings (loss) per share                  $       .16     $     (1.61)
                                                 ===========     ===========
Diluted earnings (loss) per share                $       .16     $     (1.61)
                                                 ===========     ===========

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                 ---------------------------
                                                    1999            1998
                                                 -----------     -----------
Numerator:
   Net income (loss)                             $     2,907     $    (5,011)
Effect of dilutive securities:
   Interest on convertible debt (net of tax)            --                 *
                                                 -----------     -----------
Numerator for diluted earnings per share              $2,907     $    (5,011)

Denominator:
   Denominator for basic earnings per share
      weighted-average shares                      8,516,827       3,222,143
Effect of dilutive securities:
   Stock options                                     222,563            --
   Convertible debt                                     --                 *
                                                 -----------     -----------
Denominator for diluted earnings per share-
   adjusted weighted-average shares and
   assumed conversions                             8,739,390       3,222,143
                                                 ===========     ===========

Basic earnings (loss) per share                  $       .34     $     (1.56)
                                                 ===========     ===========
Diluted earnings (loss) per share                $       .33     $     (1.56)
                                                 ===========     ===========


*The effect of options and convertible debt at June 30, 1998 have not been included as such effects would be antidilutive.

10.    SIGNIFICANT RISKS AND UNCERTAINTIES

Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations; therefore the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in tax legislation. Amendments to the federal tax laws enacted in 1996 and 1997 have reduced the advantages of certain purchases of business-owned life insurance. With limited exceptions, the 1996 amendment eliminated the ability to deduct interest on loans against the cash value of life insurance policies. In 1997, legislation imposed an interest limitation rule that applied to all business-owned life insurance except for policies placed on employees, officers, directors and 20 percent owners.

In 1998, the Administration proposed eliminating the "employee, officer, and director" exception to the interest limitation rule as a part of its budget proposal. Congress adjourned its 1998 legislative session without taking action on the Administration's proposal. In February 1999, the Administration budget once again contained a proposal to expand the disallowance rule to policies covering employees, officers and directors. If such a proposal were to be enacted, it would significantly reduce the attractiveness of business-owned life insurance to companies that traditionally have high debt/equity ratios such as banks. While CBI believes there is insufficient support in Congress at this time to enact such a change, CBI is unable to predict the outcome of any such legislative proposal by the current or any future Congress. CBI believes, at the very least, any such proposal would fully grandfather existing business.

11.  SUBSEQUENT EVENT
 POSSIBLE ACQUISITIONS

CBH, through its wholly owned subsidiary, CBI, is in active stages of negotiations for three potential acquisitions. The aggregate purchase prices could be approximately $42.4 million, subject to change. If consummated, payment of the purchase price would be approximately $17.9 million cash at closing and CBH common stock valued at $4.0 million.

In addition, the proposed terms contemplate payment of $20.5 million to the sellers of the target companies upon the attainment of stipulated levels of revenue.

These non-binding discussions and the consummation of the acquisition(s) are subject to CBH's ongoing review of the target companies, execution of definitive purchase agreements, and the satisfaction of certain conditions, including the approvals of CBH's board of directors, the board of directors of the target companies and the consent of CBH lenders, among others. Accordingly, CBH can give no assurance that the acquisitions will be completed and, if so, on the terms described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Tables shown in Dollars in Millions, Except Per Share Amounts)

OVERVIEW

We reported net income of $1.4 million, or $.16 per diluted share, for the second quarter of 1999 and net income of $2.9 million, or $.33 per diluted share, for the six month period ended June 30, 1999. In 1998, we reported a net loss of $5.2 million or $1.61 per diluted share, for the second quarter and a loss of $5.0 or $1.56 per diluted share, for the six month period ended June 30, 1998.

Our results for the second quarter as well as the six month period ended June 30, 1998 were adversely impacted by a non-recurring operating charge of $5.3 million to reflect a fair value adjustment for put warrants previously issued to certain note holders. These warrants were redeemed in the third quarter of 1998 for $4.8 million. Had this $5.3 million non-tax deductible charge not occurred, net income for the second quarter of 1998 would have been $106,000 or $.03 per diluted share and for the six month period ended June 30, 1998, net income would have been $289,000 or $.09 per common share.

ACQUISITIONS

National Institute for Community Banking

On May 18, 1999, we acquired National Institute for Community Banking (NICB), which by agreement, was effective January 1, 1999. The acquisition was consummated by merging NICB into us with the NICB shareholders receiving 99,851 shares of our common stock at the closing. As part of the agreement, the former NICB shareholders will receive an additional 384,452 shares of our common stock as consideration upon achieving certain stipulated revenue and income goals during the years 1999 through 2002. Acquisition expenses were approximately $77,000. NICB was acquired as an addition to our BCS division.

Management Compensation Group/HealthCare

On April 5, 1999, we purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare for a purchase price of $35.9 million consisting of the following:

(1)      a cash payment of $13.8 million;
(2)      a promissory note for $8.7 million;
(3) 326,363 shares of common stock, having an aggregate value of $5.3 million based on the closing price of the common stock on April 5, 1999;
(4)      the direct payment of $3.6 million for certain outstanding loans; and
(5) the assumption of $4.2 million of liabilities and payment of approximately $310,000 of closing costs.

The assets acquired included cash, receivables and operating assets in addition to all intangible assets, and intellectual property. The liabilities assumed included commissions payable, accrued employee benefits and operating expenses. The $17.4 million cash portion of the purchase price was funded by a borrowing under our existing credit facility. The promissory note is payable in thirty-two equal quarterly installments of principal and interest at 10% per annum of $430,000 starting April 5, 2000. The promissory note is secured by a personal guarantee from W. T. Wamberg, Chairman of Clark/Bardes, Inc. MCG/Healthcare is a 180 employee executive benefit consulting organization servicing the healthcare industry and is headquartered in Minneapolis, Minnesota.

The acquisition of MCG/Healthcare marked our entrance into the healthcare and not-for-profit executive benefit and compensation plan business.

For the periods prior to the acquisition, MCG had revenue and net income as follows:

                                                FISCAL YEARS ENDED
                   SIX MONTHS ENDED               SEPTEMBER 30,
                      MARCH 31,               ---------------------
                        1999                    1998         1997
                   ----------------           --------     --------
                     (Unaudited)                    (Audited)
                                      (in thousands)
Revenue               $ 10,986                $ 26,000     $ 21,939
Net income (loss)     $ (1,696)               $  1,816     $    379


MCG was an S corporation and, accordingly, did not pay federal income taxes.

The unaudited pro forma information below presents our results of operations and that of MCG combined as if the acquisition had occurred on January 1, 1998.

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                                 --------                   --------
                                             1999         1998          1999         1998
                                           --------     --------      --------     --------
                                                            (in thousands)
Pro forma:
    Revenues                               $ 29,714     $ 21,874      $ 59,534     $ 42,299
    Net income (loss)                      $  1,439     $ (5,386)     $  1,288     $ (5,170)
    Diluted earnings (loss) per share      $    .16        (1.58)     $    .14        (1.46)

Wiedemann & Johnson

Effective November 1, 1998, we acquired substantially all the assets and the business of Wiedemann & Johnson, based in Dallas, Texas. The total purchase price was $6.0 million, consisting of $4.0 million in cash and 142,857 shares of our common stock at $14 per share. Acquisition related expenses were approximately $54,000. We allocated approximately $40,000 of the purchase price to tangible assets and the remainder to the net present value of Wiedemann's expected future revenue. Wiedemann is engaged in the business of the design, implementation and administration of non-qualified executive benefits programs financed through life insurance. Our primary objective in acquiring the assets and business of Wiedemann was to expand our client and revenue base and retain the experienced Wiedemann support and administrative personnel.

Schoenke & Associates

On September 1, 1998, we purchased substantially all of the assets and business of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation in Germantown, Maryland. The Schoenke companies specialize in designing and administering benefit programs for companies. The purchase price was $17.0 million plus expenses of $98,000 and was comprised of $15.0 million in cash and a promissory note in the principal amount of $2.0 million. CBI allocated approximately $768,000 of the purchase price to tangible assets acquired and the remaining $16.2 million was allocated to the net present value of estimated future profits embedded in the existing inforce book of business.

For the periods prior to being acquired by us, Schoenke's revenues and net income were:

                                               FISCAL YEARS ENDED
                   SIX MONTHS ENDED               DECEMBER 31,
                       JUNE 30,               ---------------------
                        1998                    1997         1996
                   ----------------           --------     --------
                     (Unaudited)                    (Audited)
                                      (in thousands)
Revenue               $  3,237                $  6,465     $  5,835
Net income            $     98                $    492     $    194


Schoenke was an S corporation and, accordingly, did not pay federal income taxes.

The unaudited pro forma information below presents the results of CBI and Schoenke combined as if the acquisition had occurred January 1, 1998.

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                                 --------                   --------
                                             1999         1998          1999         1998
                                           --------     --------      --------     --------
(in thousands)
Pro forma:
    Revenues                               $ 29,714     $ 16,645      $ 53,776     $ 32,222
    Net income (loss)                      $  1,439     $ (5,706)     $  2,907     $ (5,198)
    Diluted earnings (loss) per share      $    .16        (1.77)     $    .33        (1.61)


The Schoenke and Wiedemann acquisitions were valuable additions to the Clark/Bardes divisions core business.

Bank Compensation Strategies

Effective September 1, 1997, we acquired substantially all the assets and the business of Bank Compensation Strategies, Inc., a Minnesota based company, for a total purchase price equal to $24.0 million, plus acquisition related expenses of $383,000. This was our first major acquisition and marked our entry into the community bank benefit and compensation market.

Renewal Revenue Assets

On January 4, 1999, we purchased the right to receive approximately 27.5% of the commission and fee revenue, prior to deduction of servicing costs, related to renewal revenue of the inforce policies on June 30, 1998, due under the Principal Office Agreement with the Chairman of CBH, W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. This transaction allows us to receive approximately $14.2 million over a ten year period. We recorded this purchase as an asset which will be amortized using the units of revenue method over the term of the agreement.

PRIVATE PLACEMENT WITH CONNING

On June 7, 1999, we completed a private placement of 1,000,000 shares of our common stock at $17 per share to Conning Insurance Capital Limited Partnership V, L. P. (Conning). Conning is a limited partnership managed by a subsidiary of Conning Corporation. As part of the private placement, we granted Conning registration rights which they may use to have their shares of our common stock registered along with any shares we may be registering with the SEC. In addition, we granted Conning the right to make two demands for registration after December 31, 2000.

We also agreed to appoint one representative of Conning to our board of directors. Conning designated Steven F. Piaker, Senior Vice President of Conning, to be that representative. We further agreed that, when Mr. Piaker's term expires, we would use our best efforts to elect a Conning representative to our board of directors. Proceeds of the $17 million sale of our common stock are being used to reduce outstanding debt and for acquisitions.

POSSIBLE ACQUISITION

We have entered into negotiations to acquire the business and substantially all the assets of three unrelated, privately owned companies. The aggregate proposed purchase prices would be approximately $42.4 million, subject to change. If consummated, payment of the purchase prices would be approximately $17.9 million cash at closing and the issuance of common stock having an agreed upon value of approximately $4.0 million.

In addition, the proposed terms call for the payment of $20.5 million in cash upon the attainment of stipulated levels of revenue over a five year period.

These non-binding discussions and the consummation of the acquisition(s) are subject to our ongoing review of the target companies, execution of a definitive purchase agreements, and the satisfaction of certain conditions, including the approvals of our board of directors, the boards of directors of the target companies and the consent of our leaders, among others. Accordingly, Clark/Bardes can give no assurance that the acquisitions will be completed and, if so, on the terms described above.

GENERAL AMERICAN LIFE INSURANCE COMPANY

One of the insurance carriers we use is General American which represented approximately 8.3% of renewal revenues for the six month period ending June 30, 1999. Following a downgrade of General American Life Insurance Co.'s financial strength by Moody's Investors Service Inc. and downgrade of General American's debt to non-investment grade in August 1999, investors began exercising their rights to withdraw a total of $6.8 billion under short-term funding agreements, commonly referred to as guaranteed investment contracts, issued by General American. The contracts require only seven days' notice and General American, faced with the unexpected volume of withdrawal requests, was unable to convert the assets within the time frame required. As a result, General American has been placed under administrative supervision by the Department of Insurance of the state of Missouri. While the contracts held by our clients are not the specific investment contracts that created General American's liquidity problems, our clients are nonetheless affected because insurance policies underwritten by General American will be restricted from making policy surrenders or exchanges until General American liquidity problem is resolved.

We do not expect to sell programs going forward which are financed by insurance policies underwritten by General American. If General American is forced into receivership or some form of reorganization, it is possible our clients who hold General American policies may not realize the full values of their policies and we may be forced to accept less favorable renewal commission terms with another insurance carrier in order for the insurance carrier to agree to assume the policies. In addition, these events could cause a slowdown in new sales of programs which are financed by policies underwritten by other insurance companies or our persistency rate could be adversely affected by more clients choosing to surrender their policies. We are not able to predict the effect that General American's illiquidity and state supervision will have on the persistency of policies underwritten by other insurance carriers. General American's illiquidity and resulting administrative supervision by the Missouri Department of Insurance could adversely affect our renewal fees and commissions and our persistency levels in general. No assurance can be given that similar financial difficulties will not be experienced by other insurance companies.

REVENUE

Our operating units derive their revenue primarily from:
o commissions paid by the insurance companies that underwrite the policies underlying the various insurance programs;
o fees paid by clients in connection with program design and administrative services;
o    executive compensation program and benefit consulting fees.
Our revenue is usually long term and recurring, and is typically paid annually and extends over a period of ten years or more after a sale. Commissions paid annually or quarterly by insurance companies vary by policy and by program and usually represent a percentage of initial or inforce premium or a percentage of the cash surrender value of the insurance policies underlying our program. We recognize revenue at the time the insurance premium is paid by the client to the insurance company or the renewal premium is due to the insurance company.

We include first year commission revenue, renewal commission revenue and other revenue in total revenue.

o First Year Commission Revenue. First year revenue is recognized at the time the client is contractually committed to purchase the insurance policies and the premiums are paid by the client to the insurance company.

o Renewal Commission Revenue. Renewal revenue is recognized on the date that the renewal premium is due to the insurance company. Renewal revenue in future periods, which is not recognized on our balance sheet, is estimated to be approximately $239 million in total revenue over the next five years. However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates. Over the last five years, we have experienced a persistency rate of approximately 95% of the inforce insurance underlying our programs. We can give no assurances that our persistency rate will remain at this level.

o Other Revenue. Other revenue consists of several miscellaneous sources of revenue associated with our operations including consulting and administrative fees.

QUARTERLY RESULTS

The following table sets forth unaudited statements of income for the most recent eight calendar quarters. Such information is not necessarily indicative of results for any full year or for any subsequent period.

                               SEPT. 30,    DEC. 31,      MAR. 31,     JUNE 30,      SEPT. 30,    DEC. 31,     MAR. 31,     JUNE 30,
                                 1997         1997          1998         1998          1998         1998         1999         1999
                               ---------    --------      --------     --------      ---------    --------     --------     --------
Total revenue                  $ 11,009     $ 27,162      $ 13,754     $ 15,230      $ 17,641     $ 28,141     $ 24,057     $ 29,714
Commission expense                7,138       18,027         9,132        9,071        11,052       16,856       14,183       13,033
                               --------     --------      --------     --------      --------     --------     --------     --------
Net revenue                       3,871        9,135         4,622        6,159         6,589       11,285        9,874       16,681
General and administrative        2,887        4,004         3,371        5,029         4,613        6,594        6,255       12,202
Amortization                       --            295           221          221           356          434          620        1,152
Put warrants                       --           --            --         (5,300)          500         --           --           --
Income (loss) before taxes     $    888     $  3,942      $    185     $ (5,180)     $  1,576     $  3,841     $  2,503     $  2,409
Net Income                     $    888     $  3,942      $    185     $ (5,194)     $  2,382     $  2,218     $  1,468     $  1,439
Earnings (loss) per
share: (1)
     Basic                     $   0.20     $   1.27      $   0.06     $  (1.61)     $   0.44     $   0.27     $    .18     $    .16
     Diluted                   $   0.20     $   1.03      $   0.06     $  (1.61)     $   0.39     $   0.27     $    .17     $    .16


(1) Earnings (loss) per share to June 30, 1998 reflects income before taxes less our liability for state taxes only. No provision for federal income taxes has been made in those periods because we elected to be treated as an S corporation for federal income tax purposes.

Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis. Because our programs are usually implemented late in the year, we see large increases in both first year and renewal revenue in the fourth quarter. Operating results are also affected by a number of other factors, including:

o introduction of new or enhanced programs and services by us or our competitors;
o        client acceptance or rejection of new programs and services;
o        program development expenses;
o        timing of major sales;
o        demand for administrative services;
o        competitive, legislative and regulatory conditions in our industry; and
o        general economic conditions.

Many of these factors are beyond our control. For example, the sales cycles of our Clark/Bardes Division last between twelve and eighteen months, with first year revenue coming from a few large cases and subject to a number of factors beyond our control. Our revenue is thus difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not a reliable indicator of future performance.

RESULTS OF OPERATIONS

The following table sets forth the relationship between revenues and expenses on a percentage basis:

                                                                          SIX MONTHS ENDED
                                         YEAR ENDED DECEMBER 31,              JUNE 30,
                                      ----------------------------       -----------------
                                       1996       1997        1998        1998        1999
                                      -----      -----       -----       -----       -----
Total Revenue                         100.0%     100.0%      100.0%      100.0%      100.0%
Commission expense                     63.3       65.6        61.6        62.8        50.6
                                      -----      -----       -----       -----       -----
Net revenue                            36.7       34.4        38.4        37.2        49.4
                                      -----      -----       -----       -----       -----
General and administrative             25.9       23.3        26.3        28.9        34.3
Amortization                            --         0.6         1.6         1.5         3.3
Non recurring operating expense         --         --          6.4        18.3         --
                                      -----      -----       -----       -----       -----
Income (loss) from operations          10.9       10.5         4.1       (11.5)       11.8
Interest income                         0.4        0.4         0.8          .6          .2
Interest expense                        0.0       (2.2)       (4.2)       (6.2)       (2.9)
                                      -----      -----       -----       -----       -----
Income (loss)  before taxes            11.2        8.7         0.7       (17.1)        9.1
Income taxes                            0.5        0.1         1.3          .1         3.7
                                      -----      -----       -----       -----       -----
Net income (loss)                      10.7%       8.6%       (0.7)%     (17.2)%       5.4%
                                      =====      =====       =====       =====       =====

REVENUE

Revenues increased in all categories for both the second quarter and six months ended June 30, 1999, over the comparable periods for 1998. Revenue for the quarter increased $14.5 million, or 95%, of which $5.9 million came from our recent acquisition of MCG/HealthCare, now called HealthCare Compensation Strategies (HCS). Without HCS, second quarter revenues would have increased $8.7 million, or 57%, over the same period of 1998. Similarly, revenue for the six months ended June 30, 1999, increased $24.8 million, 86% or over last year. Without HCS, revenues would have increased by $18.9 million or 65.0% over the six month period ended June 30, 1998.

                                             THREE MONTHS         SIX MONTHS
                                           -----------------   -----------------
FOR THE PERIOD ENDED JUNE 30,               1999      1998      1999      1998
                                           -------   -------   -------   -------
First year revenue:
    Clark/Bardes                           $   7.9   $   2.9   $  16.3   $   4.5
    Bank Compensation Strategies               5.7       5.3       9.5       9.3
    HealthCare Compensation Strategies         3.7       --        3.7       --
                                           -------   -------   -------   -------
                                              17.3       8.2      29.5      13.8
Renewal revenue
   Clark/Bardes                                7.6       5.7      17.4      12.7
   Bank Compensation Strategies                2.1       1.3       3.8       2.4
   HealthCare Compensation Strategies          2.2        --       2.1       --
                                           -------   -------   -------   -------
                                              11.9       7.0      23.3      15.1
Other                                           .5       --        1.0        .1
                                           -------   -------   -------   -------
Total                                      $  29.7   $  15.2   $  53.8   $  29.0
                                           =======   =======   =======   =======


First Year Revenue

The most significant source of increased revenue for both the second quarter and six month periods ended June 30, 1999 has been in the sales of bank-owned life insurance. During the last six months, the Clark/Bardes division closed a number of large bank-owned life insurance cases. As the leader in the large case bank-owned life insurance business, this aspect of our business is now beginning to realize the benefits of our business development efforts.

--------------------------------------------------------------------------------
1999 - 1998                     INCREASE
--------------------------------------------------------------------------------
Second Quarter     $   9.1                         111.0%
Six Months         $  15.7                         113.8%
--------------------------------------------------------------------------------


Renewal Revenue

As in the case of first year revenue, the Clark/Bardes Division's bank-owned life insurance revenue accounted for a significant percentage of our renewal revenue:
o 64.0% for the second quarter
o 75.0% for the six month period - June 30, 1999 of our renewal revenue.

--------------------------------------------------------------------------------
1999 - 1998                     INCREASE
--------------------------------------------------------------------------------
Second Quarter     $  4.8                          68.6%
Six Months         $  8.2                          54.3%
--------------------------------------------------------------------------------

As we continue to grow and sell more diverse products, bank-owned life insurance will become less significant as can be seen from the following table of inforce renewal revenue:

                         PROJECTED GROSS INFORCE REVENUE
                                  JUNE 30, 1999


                                   Bank           Healthcare
                Clark          Compensation      Compensation
 Year           Bardes          Strategies        Strategies          Total
 ----          --------          --------          --------          --------
 2000          $ 40,342          $  8,537          $  7,864          $ 56,743
 2001            37,806             4,573             7,828            50,207
 2002            36,037             3,348             7,689            47,074
 2003            33,388             3,418             7,572            44,377
 2004            29,538             3,457             7,292            40,287
 2005            29,054             3,497             6,885            39,436
 2006            29,008             3,539             6,550            39,097
 2007            27,044             3,584             6,214            36,842
 2008            24,957             3,629             5,499            34,085
 2009            22,208             3,676             4,663            30,547
               --------          --------          --------          --------
Total          $309,382          $ 41,259          $ 68,054          $418,695
               ========          ========          ========          ========


These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenues that may actually be achieved in the future.

COMMISSION EXPENSE AND NET REVENUE

                                         THREE MONTHS                     SIX MONTHS
                                         ------------                     ----------
FOR THE PERIOD ENDED JUNE 30,         1999            1998           1999            1998
                                    -------         -------         -------         -------
Commission and fee expense          $  13.1         $   9.1         $  27.2         $  18.2
Net revenue                         $  16.7         $   6.2         $  26.6         $  10.8
Revenue  retained ratio                56.1%           40.7%           49.4%           37.2%


While increases in commission expense and net revenue closely correlated with increases in gross revenue, one of our most important operating factors is revenue retained. This is the amount of revenue we keep to pay expenses and finance our ongoing operations.

Our revenue retained ratio increased 37.8% in the second quarter and 24.6% during the six months ended June 30, 1999. Three factors have contributed to this improvement:

o    the acquisition of MCG HealthCare;
o    a higher volume of first year revenue coming from internal sales efforts;
o    larger first year carrier commissions.

Net Revenue
--------------------------------------------------------------------------------
1999 - 1998                                           INCREASE
--------------------------------------------------------------------------------
Second Quarter                   $    10.5                                170.8%
Six Months                       $    15.8                                146.3%
--------------------------------------------------------------------------------


GENERAL AND ADMINISTRATIVE EXPENSES

                                                     THREE MONTHS                     SIX MONTHS
                                                     ------------                     ----------
FOR THE PERIOD ENDED JUNE 30,                   1999             1998            1999            1998
                                              ---------         -------         -------         -------
   Clark/Bardes                               $     4.0         $   3.8         $   7.7         $   6.1
   Bank Compensation Strategies                     3.1             1.2             5.1             2.3
   Healthcare Compensation Strategies               4.1             --              4.1             --
   Corporate overhead                               1.0             --              1.6             --
                                              ---------         -------         -------         -------
                                              $    12.2         $   5.0         $  18.5         $   8.4
                                              =========         =======         =======         =======
   As a percentage of retained revenue:
   Clark/Bardes                                    56.8%           96.1%           51.6%           91.1%
   Bank Compensation Strategies                    70.6%           56.0%           77.9%           56.2%
   Healthcare Compensation Strategies              78.6%            --             78.6%            --
   Total                                           73.1%           81.6%           69.5%           77.9%


There are a number of factors that caused period to period increases in our operating expenses. The most significant were:

o business expansion-our business grew and became more complex as we continued to serve a larger and more diverse client base. Fundamentally, this means more people were needed to support this expanding volume of cases;
o acquisitions-with the increase in revenue there was an increase in overhead.

The most important factor to consider, however, is that the rate of expense increase remains lower than the increase in the rate of revenue retained in the business. By way of comparison for the periods:

                                           INCREASE
                                           --------
                                       $               %
                                    -------          -----
Period ended June 30, 1999
      Quarter
      Net revenue                   $  10.5          169.4%
      Operating expenses                7.2          144.0

      Six months
      Net revenue                   $  15.8          146.3%
      Operating expenses               10.1          120.2


General and Administrative Expenses
--------------------------------------------------------------------------------
1999 - 1998                                         INCREASE
--------------------------------------------------------------------------------
Second Quarter                         $   7.2                    144.0%
Six Months                             $  10.1                    120.2%
--------------------------------------------------------------------------------

OTHER EXPENSES

                                                       THREE MONTHS                 SIX MONTHS
FOR THE PERIOD ENDED JUNE 30,                       1999          1998          1999          1998
                                                   ------        ------        ------        ------
Amortization of intangibles                        $  1.1        $   .2        $  1.8        $   .4

Nonrecurring operating expense                     $  --         $  5.3        $  -          $  5.3

Interest expense - net                             $   .9        $   .8        $  1.4        $  1.6

Federal income taxes                               $  1.0        $  --         $  2.0        $  --

Amortization: Amortization expense increased $931.000 million for the three month period and $1.3 million for the six month period ended June 30, 1999, reflecting a full quarter and six months of amortization for the Schoenke and Wiedemann acquisitions in 1998 as well as the MCG and NICB acquisitions in the second quarter of 1999.

Nonrecurring operating expense: In accordance with accounting rules, we recognized, as an expense, the increased market value of certain put warrants related to our debt. These warrants were redeemed in a later period for $4.8 million and the cost is not deductible for federal income tax purposes.

Interest Expense - net - Net interest costs increased $93,000 or 16.3% in the second quarter but were $217,000 or 13.3% lower for the six months ended June 30, 1999. Two factors contributed to this:

  o    lower average monthly borrowings for the first six months of 1999.
  o lower interest costs resulting from the new Bank One Texas credit facility starting January 1, 1999.

With increased borrowings as a result of our acquisition program, these costs may be expected to increase in subsequent quarters.

Federal income taxes: Prior to July 1, 1998, we were an S corporation for federal income tax purposes. In this manner, all income was deemed to be earned directly by the shareholders and, as a consequence, was taxed directly to them. In connection with our initial public offering, we became a C corporation for federal income tax purposes. Our tax rate reflects both federal and state income taxes and adjustments caused by the timing difference of revenue and expense recognition.

FINANCIAL CONDITION AND LIQUIDITY

We continue to generate strong cash flow from earnings. We use the net cash from our operations and external financing to fund capital expenditures and small acquisitions. While our current ratio was approximately one-to-one at June 30, 1999 compared to 1.6 to one at December 31, 1998, we believe that our strong cash flow will be sufficient to fund capital requirements and all obligations as they become due. We expect that large future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance that such funds will be available and, if so, on terms acceptable to us.

SIX MONTHS ENDED JUNE 30,                           1999           1998              CHANGE
--------------------------------------------------------------------------------------------
Cash flows from (used in):
  Operating activities                             $  8.0         $  5.7             $   2.3
  Investing activities                              (41.6)         ( 1.5)              (40.1)
  Financing activities                               31.8           (1.7)               33.5

CASH FLOWS FROM OPERATING ACTIVITIES

Our cash from operations improved during the first six months of 1999 compared with the same period of 1998. The increased cash from operations consisted primarily of two factors:

o Cash flow from earnings (net income plus non-cash charges) was $5.0 million in 1999 compared with $5.6 million in 1998. However, it should be noted that no income taxes were paid in 1998.
o Working capital contributed $3.0 million, primarily the result of timing of paying liabilities.

CASH USED IN INVESTING ACTIVITIES

Acquisitions accounted for $38.5 million of the $41.6 million used in investing activities. The balance was comprised of $2.2 million for purchase of equipment and $1.0 million for various non-current assets such as deferred debt expenses ($400,000) and artwork acquired with MCG ($617,000).

Cash spending for acquisitions included:

o        MCG/HealthCare                                       $ 29.5
o        Assets from The Wamberg Organization                 $  7.5

We expect acquisitions to continue for the remainder of the year and be financed primarily from the available credit lines and possibly additional equity. However, we can offer no assurances such will be the case.

CASH FLOWS FROM FINANCING ACTIVITIES

In January 1999 we entered into a $65.0 million credit agreement consisting of a $35 million revolving credit facility and two term loans of $25 million and $5 million. In January 1999 we used $25 million of the term loans to retire existing debt. The loan is at a fixed rate of 7.08% for the first year and at a floating rate based on the London Interbank Offered Rate plus 2% thereafter. The loan matures on December 31, 2004 with interest and principal payable quarterly starting March 31, 1999. The credit agreement contains restrictive covenants which, among other things, require mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances, and certain change in control provisions. Since restructuring our debt, we have drawn down on the new line for $44 million of which $25 million was used to repay the old debt and $19.0 million for acquisitions. Since then, $18.5 of the acquisition debt has been repaid.

In June, we sold 1,000,000 shares of common stock to Conning Insurance Capital Limited Partnership V, L. P. for $17 million in a private placement. Approximately $12 million was used to pay down the Bank One Texas acquisition debt.

We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations. We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to represent approximately $239 million over the next five years. However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

As our business grows, our working capital and capital expenditures requirements will also continue to increase. We believe that net cash flows from operations will be sufficient to finance our debt payments, working capital and capital expenditures for the next twelve months. There can be no assurance, however, that the net cash flows from operations will be sufficient to meet our anticipated requirements or that we will not require additional debt or equity financing within this time frame. We may continue to issue stock to finance future acquisitions

MARKET RISK

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and changes in corporate tax rates. Specifically, a portion of our Bank One Texas credit line bears interest at the floating London Interbank Offered Rate (LIBOR). We employ risk management strategies, including the use of derivatives such as interest rate swap agreements, to manage those exposures. We do not hold derivatives for trading purposes.

It is our policy to enter into interest rate swap transactions only to the extent necessary to achieve our desired objectives of limiting our exposures to the various market risks discussed above. We do not hedge our market risk exposure in a manner that would completely eliminate the impact of changes in interest rates on our net income. We do not expect that our results of operations or liquidity will be materially affected by these risk management strategies.

Coincident with entering into credit facility and term loan agreements, we have entered into two interest rate swap agreements with a bank affiliated with the lending group to fix the interest rates. The first agreement went into effect on July 6, 1999 and fixes the interest rate at 5.76% (plus 2%) on $15 million of the debt. The second agreement goes into effect on January 18, 2000 and fixes the rate at 5.29% (plus 2%) on $15 million of the debt.

INFLATION

Inflation has not had a material effect on our results of operations. Certain of our expenses, such as compensation, benefits and capital equipment costs, are subject to normal inflationary pressures. However, the majority of our service and administrative agreements with clients, which generate fee income, have a cost of living adjustment tied to the consumer price index. Management believes that future inflationary pressures will continue to be offset, because as inflation increases, investment returns will also increase, resulting in higher cash values and higher commission rates.

OTHER MATTERS

YEAR "2000" UPDATE

The year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this date field limitation could disrupt activities in the normal business cycle.

State of Readiness

Based on previous and ongoing internal reviews, we believe we have identified all potential hardware and software that may not function properly with respect to dates in the year 2000 and thereafter. We are continuing our assessment of year 2000 issues and taking steps to prevent these issues from adversely affecting our future operating results. This process includes, but is not limited to, the following:

o We reviewed all our software and systems to determine what was not year 2000 compatible and we are upgrading any that were not compliant.
o We contacted all of our major suppliers and vendors to determine if they had a plan in place to become Y2K compliant, and what problems we might expect if they would not be.
o We contacted all our suppliers and providers in areas such as employee benefit plan carriers, office supplies and equipment providers, building facilities managers or providers of elevators and utilities for their plans to become Y2K compliant and to report on their progress.
o We have reviewed all internal office machines to ensure they will be compatible, such as fax machines, copiers, the security system, the phone system, etc.
o We have contacted all our carriers and providers of client-related policies and services to determine their plans to become Y2K compliant, and to report on their progress, so we could be assured our clients would receive seamless service.

This assessment and readiness process has been completed and we will continue to focus on specific issues.

In our assessment of year 2000 issues, we are specifically focusing on our software applications and associated software products, hardware, facilities, communications equipment and security systems. Our proprietary financial modeling and administrative systems that support our insurance-financed employee benefit programs were designed to be year 2000 ready. During 1998, we upgraded our network software to be year 2000 compliant.

In addition;

o We have completed upgrades to most of our hardware, with the last of our hardware upgrades scheduled to be complete by the end of September 1999.
o We have completed upgrades to most of our software with the balance scheduled to be complete by the end of September 1999.
o We have completed upgrades to our telephone and security systems within the last year to make them compliant. All office equipment is now 100% compliant.
o Major suppliers, vendors and carriers have provided us written statements assuring us that they are or will be year 2000 compliant by the end of 1999.

Third Party Issues

In addition to evaluating our own systems for year 2000 compliance, we have communicated with and requested information from our important clients and carriers to determine the extent to which interfaces with such entities are vulnerable to year 2000 issues and the extent to which the internal systems of such entities are vulnerable to year 2000 issues. Third parties that have relationships with us, including insurance companies and clients, may experience significant operational difficulties if their computer systems do not properly recognize date sensitive information when the year changes to 2000. While these computer malfunction issues may have a material adverse effect on the operations of such third parties, which may, in turn, have a material adverse effect on us, we presently believe that year 2000 issues will not require us to incur any material costs and do not pose significant operational problems. However, we are not able to determine the extent to which such third parties, such as insurance companies and clients, may experience year 2000 issues. Any year 2000 problem of either us or third parties that have relationships with us could have a material adverse effect on our business, results of operations and financial condition.

Costs

Our costs, as of June 30, 1999, related to the Year 2000 compliance efforts total approximately $300,000. Total costs associated with our year 2000 readiness process, consisting of both internal and external resources, are expected to range between $350,000 and $400,000. We anticipate funding these costs with cash generated from operations.

Continuing Plan

We believe our own systems and software, as well as all internal office equipment, will be replaced or upgraded to be 100% Y2K compliant before year end and we believe our vendors and suppliers are actively working to achieve the same results. However, we cannot make the same assertion with respect to our clients or carriers.

In the event a problem occurs that is out of our control, we have developed a contingency plan along the following lines:

o MIS and Corporate Services (facilities) staff members will be working the weekend of December 31 to January 2 to monitor systems and facilities conditions immediately as of January 1, 2000.
o To protect our systems from data loss due to any power surges, we will shut them down the evening of December 31, 1999. We will then power them back up the morning of January 1, 2000.
o We will run one last back up on December 31, 1999 to ensure we have all data from the close of the last business day backed up and saved off site so we can recreate all systems and data if we lose our systems altogether.
o We keep hard copies of all documents sent to clients and carriers, and our carriers have copies of most of the paperwork. Therefore, we can recreate our activity through that paper trail.
o We can also use that paper trail to prove when documents, checks or other information was sent to carriers, clients or banks so we can provide proof of when a document or check should have been received and calculate and charge back for any impact the delay of a deposit, etc., would have on a client's account balance or premium value.
o We have numerous staff members who have remote access to our systems so we could get at our systems and data remotely if we have any problem getting into our office. In addition, we store all documents that have already been imaged, as well as all back up tapes of our data at an offsite location which we could also access in the event we could not gain access to our office.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and has been adopted by us and is presented in the accompanying financial statements.

As of January 1, 1998, we adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on our net income or shareholders' equity. We have no other comprehensive income as defined by SFAS No. 130 as of December 31, 1997 or December 31, 1998.

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997, but it is not required to be applied to interim financial statements in the initial year of its application. The adoption of this statement will have no impact on our financial condition or results of operations. This statement has been adopted by us and is presented in the accompanying financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference in this Form may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs and assumptions of our management as well as information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to the following:

o        risks associated with changes in tax legislation

o        dependence on key producers and services of key personnel

o        dependence on persistency of existing business

o        credit risk related to renewal revenue

o        acquisition risks

o        risks related to significant intangible assets

o        dependence on certain insurance companies

o dependence on information processing systems and risk of error or omissions

o        competitive factors and pricing pressures

o        risks posed by the year 2000 date change

o changes in legal and regulatory requirements and general economic conditions

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In January 1999, CBI entered into a $65 million credit agreement consisting of a $35 million revolving credit facility and two term loans of $25 million and $5 million. In January 1999, pursuant to the credit agreement, Clark/Bardes obtained a term loan for $25 million at a fixed rate of 7.08% for the first year and at a floating rate based upon the one-year London InterBank Offered Rate plus 2% thereafter. The term loans are represented by secured promissory notes maturing December 31, 2004. Principal and interest are payable quarterly beginning March 31, 1999. The $25.0 million proceeds were used to retire previously issued debt.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The 1999 Annual Meeting of Stockholders of the Company (the "Meeting") was held on April 27, 1999.

(b) Melvin G. Todd and George D. Dalton were each elected to serve as a director at the Meeting for a term of three years. The terms of office as directors of W.T. Wamberg, Lawrence H. Hendrickson, Randolph A. Pohlman, and L. William Seidman continued after the Meeting.

(c) Melvin G. Todd was elected to serve as a director until the Company's 2002 annual meeting of stockholders according to the following votes:

         For:  6,361,742            Against or withheld:  569,000
         Abstentions:  0            Broker non-votes:  0

         George D. Dalton was elected to serve as a director until the Company's 2002 annual meeting of stockholders according to the following votes:

         For:  6,361,742            Against or withheld:  569,000
         Abstentions:  0            Broker non-votes:  0


         The appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 1999 was ratified according to the following votes:

         For:  6,922,542            Against or withheld:  5,900
         Abstentions:  2,300        Broker non-votes:    0

(d)      None.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

  2.1 - Reorganization Agreement, by and among Clark/Bardes, Inc., Clark/ Bardes, Inc. and the Predecessor Company (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  2.2   - Letter of Intent, dated May 29, 1998, from Clark/Bardes, Inc. and the Schoenke Companies (Incorporated herein by reference to Exhibit
          2.2 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  2.3   - Asset Purchase Agreement, dated September 5, 1997, among
          Clark/Bardes, Inc., Bank Compensation Strategies, Inc., et al. (Incorporated herein by reference to Exhibit 2.3 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  2.4 - Letter of Understanding, dated October 1, 1998, by and between Clark/Bardes Holdings, Inc and the Wiedemann & Johnson Company (Incorporated herein by reference to Exhibit 10 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 16, 1998).
  2.5 - Asset Purchase Agreement, dated September 18, 1998, with Schoenke & Associates Corporation, Schoenke & Associates Securities Corporation and Raymond F. Schoenke, Jr. (Incorporated herein by reference to
          Exhibit 2.2 of Clark/Bardes' Current Report on Form 8-K, File No. 000-24769, filed with the SEC on October 2, 1998).
  2.6 - Asset Purchase Agreement, dated November 16, 1998, by and among Clark/Bardes, Inc., Clark/Bardes, Inc., Wiedemann & Johnson Company, Bruce Hlavacek and Jennie Hlavacek (Incorporated herein by reference to Exhibit 2.6 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-24769, filed with the SEC on March 31, 1999).
  2.7 - Asset Purchase Agreement, dated April l5, 1999, by and among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc., Phynque, Inc., and certain shareholders of Phynque, Inc. (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes' Current Report on Form 8-K, File No. 000-24769, filed with the SEC on April 20, 1999).
 *2.8   - Agreement and Plan of Reorganization, dated May 18, 1999, by and among
          Clark/Bardes Holdings, Inc., NICB Agency, Inc., and David Shuster, Lynn High, Kathy Smith, and Kelly Earls
  3.1 - Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).
  3.2   - Bylaws of Clark/Bardes, Inc. (Incorporated herein by reference to
          Exhibit 3.2 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).
  3.3   - Certificate of Amendment (Incorporated herein by reference to
          Exhibit 3.3 of Clark/ Bardes' Registration Statement on Form S-1, File No. 333-56799).
  3.4   - Certificate of Designation (Incorporated herein by reference to
          Exhibit 3.4 of Clark/ Bardes' Registration Statement on Form S-1, File No. 333-56799).
 *3.5   - Certificate of Merger of NICB Agency, Inc. and Clark/Bardes
          Holdings, Inc.
  4.1 - Specimen Certificate for shares of Common Stock, par value $.01 per share, of Clark/ Bardes Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 of Clark/Bardes' Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 27, 1998).

  4.2 - Rights Agreement, dated as of July 10, 1998, by and between Clark/Bardes, Inc. and The Bank of New York (Incorporated herein by reference to Exhibit 4.4 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 16, 1998).
 10.1 - Clark/Bardes, Inc. 1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.2 - Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes Agency of Ohio, Inc. (Incorporated herein by reference to Exhibit 10.2 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.3 - Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes Securities, Inc. (Incorporated herein by reference to Exhibit 10.3 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.4 - Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes, Inc. of Pennsylvania (Incorporated herein by reference to Exhibit 10.4 of Clark/Bardes Registration Statement on Form S-1, File No. 333-56799).
 10.5 - Principal Office Agreement, dated July 29, 1993, by and between W.T. Wamberg and Clark/Bardes, Inc. (Incorporated Herein by reference to
          Exhibit 10.5 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.6   - Buy-Sell Agreement for Clark/Bardes Agency of Ohio, Inc., dated
          April 1996, by and between Clark/Bardes Securities, Inc., Clark/Bardes Agency of Ohio, Inc. and Robert Kelleher (Incorporated herein by reference to Exhibit 10.6 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.7 - Note and Warrant Purchase Agreement, dated September 8, 1997, by and between Clark/Bardes, Inc. and Great-West, Life Investors and Nationwide (Incorporated herein by Reference to Exhibit 10.7 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.8   - Note Agreement, dated September 8, 1997, by and between
          Clark/Bardes, Inc., Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit 10.8 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.9 - Form of Common Stock Purchase Warrant, dated September 8, 1997 (Incorporated herein by reference to Exhibit 10.9 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-6799).
 10.10 - Form of 11.00% Secured Priority Senior Secured Note Due August 2004 (Incorporated herein by reference to Exhibit 10.10 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.11 - Form of 10.50% Senior Secured Note Due August 2004 (Incorporated herein by reference to Exhibit 10.11 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.12 - Convertible Subordinated Note, dated September 1997 (Incorporated herein by reference to Exhibit 10.12 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

  10.13 - Medium Term Note, dated September 1997 (Incorporated herein by reference to Exhibit 10.13 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.14 - Stock Purchase Agreement, dated August 22, 1997, by and among Clark/Bardes, Inc., Malcolm N. Briggs, Steven J. Cochlan, G.F. Pendleton, and Don R. Teasley (Incorporated herein by reference to Exhibit 10.14 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.15 - Stock Purchase Agreement, dated August 1997, by and among Clark/Bardes, Inc. and Henry J. Smith (Incorporated herein by reference to Exhibit 10.15 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.16 - Lease Agreement, dated April 24, 1998, by and between Northland
          Center Limited Partnership and Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 10.16 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.17 - Lease Agreement, dated December 30, 1994, by and between C-W#5,
          Ltd., and Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 10.17 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.18 - Letter of Agreement to Purchase Warrants, dated June 11, 1998, to Nationwide (Incorporated herein by reference to Exhibit 10.18 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.19 - Letter of Agreement to Purchase Warrants, dated June 11, 1998 to
          Life Investors (Incorporated herein by Reference to Exhibit 10.19 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.20 - Letter of Agreement to Purchase Warrants, dated June 11, 1998, to Great-West (Incorporated herein by reference to Exhibit 10.20 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.21 - Phantom Stock Agreement, dated September 5, 1997, by and between Clark/Bardes, Inc. and Steven J. Cochlan (Incorporated herein by reference to Exhibit 10.21 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.22 - Employment Agreement, dated November 21, 1996, by and between Clark/Bardes, Inc. and Kurt J. Laning (Incorporated Herein by reference to Exhibit 10.22 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.23 - Employment Agreement, dated March 28, 1995, by and between Clark/Bardes, Inc. and Keith L. Staudt (Incorporated herein by reference to Exhibit 10.23 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.24 - Employment Agreement, dated August 23, 1993, by and between Clark/Bardes, Inc. and Larry Sluder (Incorporated herein by reference to Exhibit 10.24 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.25 - Employment Agreement, dated March 7, 1993, by and between Clark/Bardes, Inc. and Ronald A. Roth (Incorporated herein by reference to Exhibit 10.25 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.26 - Employment Agreement, dated April 15, 1991, by and between Clark/Bardes, Inc. and Sue A. Leslie (Incorporated herein by reference to Exhibit 10.26 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.27 - Employment Agreement, dated June 9, 1993, by and between
          Clark/Bardes, Inc. and William J. Gallegos (Incorporated herein by reference to Exhibit 10.27 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

  10.28 - Tax Indemnity Agreement by and between Clark/Bardes Holdings, Inc., Clark/Bardes, Inc. and certain former Shareholders of the Predecessor Company (Incorporated herein by reference to Exhibit 10.28 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.29 - Form of Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.30 - Form of Employment Agreement, effective as of September 1, 1998, by and between Clark/Bardes, Inc. and Robert E. Miller (Incorporated herein by reference to Exhibit 10.30 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.31 - Form of Employment Agreement, effective as of July 1, 1998, by and between Clark/Bardes, Inc. and Thomas M. Pyra (Incorporated herein by reference to Exhibit 10.31 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.32 - Form of Employment Agreement, effective as of July 1, 1998, by and between Clark/Bardes Holdings, Inc. and Melvin G. Todd (Incorporated herein by reference to Exhibit 10.32 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.33 - Form of Commission Transfer Agreement by and between W.T. Wamberg,
          The Wamberg Organization, Inc. and Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 10.33 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.34 - Letter of Agreement, dated July 24, 1998, to Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit
          10.34 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.35 - Employment Agreement, dated September 1, 1997, by and between Clark/Bardes, Inc. and Richard C. Chapman (Incorporated herein by reference to Exhibit 10.35 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.36 - Put Rights Agreement, dated as of September 9, 1997, by and among Clark/Bardes, Inc., Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit 10.38 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.37 - Participation Rights Agreement, dated as of September 9, 1997, by and among Clark/Bardes, Inc., Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit 10.39 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

  10.38 - Registration Rights Agreement, dated as of September 9, 1997, by and among Clark/Bardes, Inc., Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit 10.40 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.39 - Form of Letter Agreement between Phoenix Home Life and Clark/Bardes Holdings (Incorporated herein by reference to Exhibit 10.41 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.40 - Letter Agreement, dated August 14, 1998, between Nationwide and Clark/Bardes Holdings (Incorporated herein by Reference to Exhibit
          10.42 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.41 - Letter Agreement, dated August 14, 1998, between Great-West and Clark/Bardes Holdings (Incorporated herein by reference to Exhibit 10.43 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.42 - Letter Agreement, dated as of August 17, 1998, between General American and Clark/Bardes Holdings (Incorporated herein by reference to Exhibit 10.44 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.43 - 1998 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.7 of Clark/Bardes' Registration Statement on Form S-8, File No. 333-68163, filed with the SEC on December 1, 1998).
  10.44 - Credit Agreement, dated January 15, 1999, among Clark/Bardes, Inc., Bank One Texas, N.A., U.S. Bank National Association, certain financial institutions, and Banc One Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.46 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-24769, filed with the SEC on March 31, 1999).
  10.45 - Lease Agreement, dated December 30, 1996, by and between Bellemead Development Corporation and Schoenke & Associates Corporation (Incorporated herein by reference to Exhibit 10.47 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-24769, filed with the SEC on March 31, 1999).
 *10.46 - Lease of office space, dated February 20, 1990, by and between T.N.S.
          Northstar Associates Limited Partnership and Phynque, Inc. as amended.
 *10.47 - Form of Employment Agreement, dated April 5, 1999, by and between
          Clark/Bardes, Inc. and Donald Wegmiller.

------------------
*filed herewith


(b)   Reports on Form 8-K

       Form 8-K, File No. 000-24769, filed on April 20, 1999, as amended by Amendment No. 1, filed on June 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CLARK/BARDES HOLDINGS, INC.



                            /s/ MELVIN G. TODD
Date      8/16/99          --------------------------------------------------
                                    Melvin G. Todd
                           President and Chief Executive Officer

                            /s/ THOMAS M. PYRA
Date      8/16/99          --------------------------------------------------
                                    Thomas M. Pyra
                            Vice President and Chief Financial Officer
                            (Principal Financial Officer)

                                  EXHIBIT INDEX

(a)   Exhibits

  2.1 - Reorganization Agreement, by and among Clark/Bardes, Inc., Clark/ Bardes, Inc. and the Predecessor Company (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  2.2   - Letter of Intent, dated May 29, 1998, from Clark/Bardes, Inc. and the Schoenke Companies (Incorporated herein by reference to Exhibit
          2.2 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  2.3   - Asset Purchase Agreement, dated September 5, 1997, among
          Clark/Bardes, Inc., Bank Compensation Strategies, Inc., et al. (Incorporated herein by reference to Exhibit 2.3 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  2.4 - Letter of Understanding, dated October 1, 1998, by and between Clark/Bardes Holdings, Inc and the Wiedemann & Johnson Company (Incorporated herein by reference to Exhibit 10 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 16, 1998).
  2.5 - Asset Purchase Agreement, dated September 18, 1998, with Schoenke & Associates Corporation, Schoenke & Associates Securities Corporation and Raymond F. Schoenke, Jr. (Incorporated herein by reference to
          Exhibit 2.2 of Clark/Bardes' Current Report on Form 8-K, File No. 000-24769, filed with the SEC on October 2, 1998).
  2.6 - Asset Purchase Agreement, dated November 16, 1998, by and among Clark/Bardes, Inc., Clark/Bardes, Inc., Wiedemann & Johnson Company, Bruce Hlavacek and Jennie Hlavacek (Incorporated herein by reference to Exhibit 2.6 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-24769, filed with the SEC on March 31, 1999).
  2.7 - Asset Purchase Agreement, dated April l5, 1999, by and among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc., Phynque, Inc., and certain shareholders of Phynque, Inc. (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes' Current Report on Form 8-K, File No. 000-24769, filed with the SEC on April 20, 1999).
 *2.8   - Agreement and Plan of Reorganization, dated May 18, 1999, by and among
          Clark/Bardes Holdings, Inc., NICB Agency, Inc., and David Shuster, Lynn High, Kathy Smith, and Kelly Earls
  3.1 - Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).
  3.2   - Bylaws of Clark/Bardes, Inc. (Incorporated herein by reference to
          Exhibit 3.2 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).
  3.3   - Certificate of Amendment (Incorporated herein by reference to
          Exhibit 3.3 of Clark/ Bardes' Registration Statement on Form S-1, File No. 333-56799).
  3.4   - Certificate of Designation (Incorporated herein by reference to
          Exhibit 3.4 of Clark/ Bardes' Registration Statement on Form S-1, File No. 333-56799).
 *3.5   - Certificate of Merger of NICB Agency, Inc. and Clark/Bardes
          Holdings, Inc.
  4.1 - Specimen Certificate for shares of Common Stock, par value $.01 per share, of Clark/ Bardes Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 of Clark/Bardes' Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 27, 1998).
  4.2 - Rights Agreement, dated as of July 10, 1998, by and between Clark/Bardes, Inc. and The Bank of New York (Incorporated herein by reference to Exhibit 4.4 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 16, 1998).
 10.1 - Clark/Bardes, Inc. 1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.2 - Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes Agency of Ohio, Inc. (Incorporated herein by reference to Exhibit 10.2 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.3 - Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes Securities, Inc. (Incorporated herein by reference to Exhibit 10.3 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.4 - Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes, Inc. of Pennsylvania (Incorporated herein by reference to Exhibit 10.4 of Clark/Bardes Registration Statement on Form S-1, File No. 333-56799).
 10.5 - Principal Office Agreement, dated July 29, 1993, by and between W.T. Wamberg and Clark/Bardes, Inc. (Incorporated Herein by reference to
          Exhibit 10.5 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.6   - Buy-Sell Agreement for Clark/Bardes Agency of Ohio, Inc., dated
          April 1996, by and between Clark/Bardes Securities, Inc., Clark/Bardes Agency of Ohio, Inc. and Robert Kelleher (Incorporated herein by reference to Exhibit 10.6 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.7 - Note and Warrant Purchase Agreement, dated September 8, 1997, by and between Clark/Bardes, Inc. and Great-West, Life Investors and Nationwide (Incorporated herein by Reference to Exhibit 10.7 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.8   - Note Agreement, dated September 8, 1997, by and between
          Clark/Bardes, Inc., Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit 10.8 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.9 - Form of Common Stock Purchase Warrant, dated September 8, 1997 (Incorporated herein by reference to Exhibit 10.9 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-6799).
 10.10 - Form of 11.00% Secured Priority Senior Secured Note Due August 2004 (Incorporated herein by reference to Exhibit 10.10 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.11 - Form of 10.50% Senior Secured Note Due August 2004 (Incorporated herein by reference to Exhibit 10.11 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
 10.12 - Convertible Subordinated Note, dated September 1997 (Incorporated herein by reference to Exhibit 10.12 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

  10.13 - Medium Term Note, dated September 1997 (Incorporated herein by reference to Exhibit 10.13 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.14 - Stock Purchase Agreement, dated August 22, 1997, by and among Clark/Bardes, Inc., Malcolm N. Briggs, Steven J. Cochlan, G.F. Pendleton, and Don R. Teasley (Incorporated herein by reference to Exhibit 10.14 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.15 - Stock Purchase Agreement, dated August 1997, by and among Clark/Bardes, Inc. and Henry J. Smith (Incorporated herein by reference to Exhibit 10.15 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.16 - Lease Agreement, dated April 24, 1998, by and between Northland
          Center Limited Partnership and Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 10.16 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.17 - Lease Agreement, dated December 30, 1994, by and between C-W#5,
          Ltd., and Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 10.17 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.18 - Letter of Agreement to Purchase Warrants, dated June 11, 1998, to Nationwide (Incorporated herein by reference to Exhibit 10.18 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.19 - Letter of Agreement to Purchase Warrants, dated June 11, 1998 to
          Life Investors (Incorporated herein by Reference to Exhibit 10.19 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.20 - Letter of Agreement to Purchase Warrants, dated June 11, 1998, to Great-West (Incorporated herein by reference to Exhibit 10.20 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.21 - Phantom Stock Agreement, dated September 5, 1997, by and between Clark/Bardes, Inc. and Steven J. Cochlan (Incorporated herein by reference to Exhibit 10.21 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.22 - Employment Agreement, dated November 21, 1996, by and between Clark/Bardes, Inc. and Kurt J. Laning (Incorporated Herein by reference to Exhibit 10.22 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.23 - Employment Agreement, dated March 28, 1995, by and between Clark/Bardes, Inc. and Keith L. Staudt (Incorporated herein by reference to Exhibit 10.23 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.24 - Employment Agreement, dated August 23, 1993, by and between Clark/Bardes, Inc. and Larry Sluder (Incorporated herein by reference to Exhibit 10.24 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.25 - Employment Agreement, dated March 7, 1993, by and between Clark/Bardes, Inc. and Ronald A. Roth (Incorporated herein by reference to Exhibit 10.25 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.26 - Employment Agreement, dated April 15, 1991, by and between Clark/Bardes, Inc. and Sue A. Leslie (Incorporated herein by reference to Exhibit 10.26 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.27 - Employment Agreement, dated June 9, 1993, by and between
          Clark/Bardes, Inc. and William J. Gallegos (Incorporated herein by reference to Exhibit 10.27 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

  10.28 - Tax Indemnity Agreement by and between Clark/Bardes Holdings, Inc., Clark/Bardes, Inc. and certain former Shareholders of the Predecessor Company (Incorporated herein by reference to Exhibit 10.28 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.29 - Form of Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.30 - Form of Employment Agreement, effective as of September 1, 1998, by and between Clark/Bardes, Inc. and Robert E. Miller (Incorporated herein by reference to Exhibit 10.30 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.31 - Form of Employment Agreement, effective as of July 1, 1998, by and between Clark/Bardes, Inc. and Thomas M. Pyra (Incorporated herein by reference to Exhibit 10.31 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.32 - Form of Employment Agreement, effective as of July 1, 1998, by and between Clark/Bardes Holdings, Inc. and Melvin G. Todd (Incorporated herein by reference to Exhibit 10.32 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.33 - Form of Commission Transfer Agreement by and between W.T. Wamberg,
          The Wamberg Organization, Inc. and Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 10.33 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.34 - Letter of Agreement, dated July 24, 1998, to Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit
          10.34 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.35 - Employment Agreement, dated September 1, 1997, by and between Clark/Bardes, Inc. and Richard C. Chapman (Incorporated herein by reference to Exhibit 10.35 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.36 - Put Rights Agreement, dated as of September 9, 1997, by and among Clark/Bardes, Inc., Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit 10.38 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.37 - Participation Rights Agreement, dated as of September 9, 1997, by and among Clark/Bardes, Inc., Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit 10.39 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

  10.38 - Registration Rights Agreement, dated as of September 9, 1997, by and among Clark/Bardes, Inc., Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit 10.40 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.39 - Form of Letter Agreement between Phoenix Home Life and Clark/Bardes Holdings (Incorporated herein by reference to Exhibit 10.41 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.40 - Letter Agreement, dated August 14, 1998, between Nationwide and Clark/Bardes Holdings (Incorporated herein by Reference to Exhibit
          10.42 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.41 - Letter Agreement, dated August 14, 1998, between Great-West and Clark/Bardes Holdings (Incorporated herein by reference to
          Exhibit 10.43 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.42 - Letter Agreement, dated as of August 17, 1998, between General American and Clark/Bardes Holdings (Incorporated herein by reference to Exhibit 10.44 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).
  10.43 - 1998 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.7 of Clark/Bardes' Registration Statement on Form S-8, File No. 333-68163, filed with the SEC on December 1, 1998).
  10.44 - Credit Agreement, dated January 15, 1999, among Clark/Bardes, Inc., Bank One Texas, N.A., U.S. Bank National Association, certain financial institutions, and Banc One Capital Markets, Inc. (Incorporated herein by reference to Exhibit 10.46 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-24769, filed with the SEC on March 31, 1999).
  10.45 - Lease Agreement, dated December 30, 1996, by and between Bellemead Development Corporation and Schoenke & Associates Corporation (Incorporated herein by reference to Exhibit 10.47 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-24769, filed with the SEC on March 31, 1999).
 *10.46 - Lease of Office Space, dated February 20, 1990, by and between T.N.S.
          Northstar Associates Limited Partnership and Phynque, Inc. as
          amended.
 *10.47 - Form of Employment Agreement, dated April 5, 1999, by and between
          Clark/Bardes, Inc. and Donald Wegmiller.
 *27    - Financial Data Schedule (included in SEC filed copy only).

------------------
*filed herewith