Form 10-Q/A
period 1999-06-30
CLARK/BARDES HOLDINGS INC
filed 1999-08-20
CIK 1063980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

         This Amendment No. 1 to Form 10-Q (the "Form 10-Q/A") amends and supplements the quarterly report on Form 10-Q for the quarterly period ended June 30, 1999, filed with the SEC on August 16, 1999 (the "Form 10-Q"), of Clark/Bardes Holdings, Inc. Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-Q unless otherwise defined herein.

Note 2 to Item 1 of our Form 10-Q is amended to read as follows:

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

The unaudited pro forma information below presents the results of CBI and MCG/HealthCare as if the acquisition had occurred on January 1, 1998:

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                           ---------------------      ---------------------
                                             1999         1998          1999         1998
                                           --------     --------      --------     --------
                                                            (IN THOUSANDS)
Pro forma:
     Revenues                              $ 29,714     $ 21,874      $ 59,534     $ 42,299
     Net income (loss)                     $  1,439     $ (5,386)     $  1,799     $ (5,170)

     Diluted earnings (loss) per share     $    .16     $  (1.58)     $    .20     $  (1.46)


The following sections of Item 2 of our Form 10-Q are amended to read as follows:

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

For the periods prior to the acquisition, MCG had revenue and net income as follows:

                                        FISCAL YEARS ENDED
         SIX MONTHS ENDED                 SEPTEMBER 30,
            MARCH 31,               --------------------------
              1999                    1998             1997
------------------------------      --------         --------
           (UNAUDITED)                       (AUDITED)
                                 (IN THOUSANDS)
Revenue               $ 10,986      $ 26,000         $ 21,939
Net income (loss)     $ (1,696)     $  1,816         $    379

MCG was an S corporation and, accordingly, did not pay federal income taxes.

The unaudited pro forma information below presents our results of operations and that of MCG combined as if the acquisition had occurred on January 1, 1998.

                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                          ---------------------      ---------------------
                                            1999         1998          1999         1998
                                          --------     --------      --------     --------
                                                          (IN THOUSANDS)
Pro forma:
    Revenues                              $ 29,714     $ 21,874      $ 59,534     $ 42,299
    Net income (loss)                     $  1,439     $ (5,386)     $  1,799     $ (5,170)
    Diluted earnings (loss) per share     $    .16        (1.58)     $    .20        (1.46)


Renewal Revenue

As in the case of first year revenue, the Clark/Bardes Division's bank-owned life insurance revenue accounted for a significant percentage of our renewal revenue:

     o    64.0% for the second quarter

     o    75.0% for the six month period - June 30, 1999 of our renewal revenue.

 1999 - 1998         INCREASE
--------------       --------
Second Quarter        $ 4.8     68.6%
Six Months            $ 8.2     54.3%

The following table represents the gross revenue associated with our inforce business-owned life insurance policies as of June 30, 1999. The projected gross revenue stated below is not adjusted for mortality, lapse or other factors that may impair the collection of revenue. For example, approximately $25.0 million or 6.0% of the projected gross revenue is with General American. General American is currently experiencing financial difficulties, and it is uncertain that we can collect revenues associated with the policies placed with General American, regardless of whether they remain inforce. We believe that the General American revenues will be paid, however, we cannot assure you that commissions associated with General American or any other insurance carriers that underwrite these policies will be received.

                         PROJECTED GROSS INFORCE REVENUE
                                  JUNE 30, 1999

                                BANK         HEALTHCARE
                CLARK       COMPENSATION    COMPENSATION
  YEAR          BARDES       STRATEGIES      STRATEGIES         TOTAL
  ----        ---------     ------------    ------------      ---------
  2000        $  40,342        $ 8,537         $ 7,864        $  56,743
  2001           37,806          4,573           7,828           50,207
  2002           36,037          3,348           7,689           47,074
  2003           33,388          3,418           7,572           44,377
  2004           29,538          3,457           7,292           40,287
  2005           29,054          3,497           6,885           39,436
  2006           29,008          3,539           6,550           39,097
  2007           27,044          3,584           6,214           36,842
  2008           24,957          3,629           5,499           34,085
  2009           22,208          3,676           4,663           30,547
              ---------        -------         -------        ---------
 Total        $ 309,382        $41,259         $68,054        $ 418,695
              =========        =======         =======        =========

These projected gross revenues are based on the beliefs and assumptions of management and are not necesssarily indicative of the revenues that may actually be achieved in the future.

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

SIX MONTHS ENDED JUNE 30,       1999       1998      CHANGE
-------------------------      -----      -----      ------
Cash flows from (used in):
   Operating activities        $ 8.0      $ 5.7      $ 2.3
   Investing activities        (41.6)      (1.5)     (40.1)
   Financing activities         31.8       (1.7)      33.5


Cash Flows from Operating Activities

Our cash from operations improved during the first six months of 1999 compared with the same period of 1998. The increased cash from operations consisted primarily of two factors:

     o Cash flow from earnings (net income plus non-cash charges) was $5.0 million in 1999 compared with $5.6 million in 1998. However, it should be noted that no income taxes were paid in 1998; and

     o Working capital contributed $3.0 million, primarily the result of timing of paying liabilities.

Cash Used in Investing Activities

Acquisitions accounted for $38.5 million of the $41.6 million used in investing activities. The balance was comprised of $2.2 million for purchase of equipment and $1.0 million for various non-current assets such as deferred debt expenses ($400,000) and artwork acquired in connection with the MCG Acquisition ($617,000).

Cash spending for acquisitions included:

     o        MCG/HealthCare                              $    17.4

     o        Assets from The Wamberg Organization        $     7.5

We expect acquisitions to continue for the remainder of the year and, which will be financed primarily with cash available credit lines and possibly additional equity. However, we can offer no assurances such will be the case.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A and the documents incorporated by reference in this Form 10-Q/A may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q/A, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs and assumptions of our management as well as information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to the following:

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

                                  CLARK/BARDES HOLDINGS, INC.


                                  By:  /s/ MELVIN G. TODD
                                       -----------------------------------------
Date 8/20/99                           Melvin G. Todd, President and Chief
                                       Executive Officer


                                  By:  /s/ THOMAS M. PYRA
                                       -----------------------------------------
Date 8/20/99                           Thomas M. Pyra, Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer)