Form 10-Q
period 1999-09-30
CLARK/BARDES HOLDINGS INC
filed 1999-11-12
CIK 1063980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                                  3RD QUARTER

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-24769

                             ---------------------

                          CLARK/BARDES HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      52-2103926
            (State Incorporation)                 (I.R.S. Employer Identification Number)
    102 SOUTH WYNSTONE PARK DR., SUITE 200
       NORTH BARRINGTON, ILLINOIS 60010                        (847) 304-5800
   (Address of Principal Executive Offices)           (Registrant's Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of September 30, 1999, the latest practicable date, was 9,629,999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements................................     3

     Condensed Consolidated Balance Sheets at September 30,
      1999 and December 31, 1998............................     3
     Condensed Consolidated Statements of Income for the
      three months and nine months ended September 30, 1999
      and 1998..............................................     4
     Condensed Consolidated Statements of Cash Flows for the
      three months and nine months ended September 30, 1999
      and 1998..............................................     5
     Notes to Condensed Consolidated Financial Statements...     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results
  of Operations.............................................    13

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    29

PART II. -- OTHER INFORMATION

Item 4. Exhibits and Reports on Form 8-K....................    30
SIGNATURES..................................................    36
EXHIBITS
  Index to Exhibits.........................................    37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                   DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Current Assets
  Cash and cash equivalents.................................    $  3,405        $12,102
  Accounts and notes receivable -- net......................      10,051          8,076
  Other current assets......................................         902             59
                                                                --------        -------
                                                                  14,358         20,237
Equipment and Leasehold Improvements -- net.................       6,499          1,178
Intangible Assets -- net....................................      95,481         45,209
Deferred Tax Asset..........................................          55            607
Other Assets................................................         959            262
                                                                --------        -------
          Total Assets......................................    $117,352        $67,493
                                                                ========        =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable..........................................    $  2,893        $ 2,925
  Commissions and fees......................................       4,061          2,634
  Income taxes..............................................         726            528
  Accrued liabilities.......................................       6,417          2,651
  Current portion of long term debt.........................       7,087          4,344
                                                                --------        -------
                                                                  21,184         13,082
Long Term Debt..............................................      38,689         24,713
  Stockholders' Equity
     Preferred stock
       Authorized -- 1,000,000 shares; $.01 par value.......
       None issued..........................................
     Common stock...........................................          96             82
       Authorized -- 20,000,000 shares; $.01 par value......
       Issued and outstanding --
       8,202,535 at December 31, 1998.......................
       9,629,999 at September 30, 1999......................
Paid in capital.............................................      50,098         26,274
Retained earnings...........................................       7,285          3,342
                                                                --------        -------
          Total Stockholders' Equity........................      57,479         29,698
                                                                --------        -------
          Total Liabilities and Stockholders' Equity........    $117,352        $67,493
                                                                ========        =======

            See Notes to Condensed Consolidated Financial Statements

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                   DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
Total Revenue................................  $   25,655   $   17,641   $   79,431   $   46,626
Commission and fee expense...................      10,456       11,052       37,672       29,255
                                               ----------   ----------   ----------   ----------
          Gross Profit.......................      15,199        6,589       41,759       17,371
                                               ----------   ----------   ----------   ----------
Operating Expenses
  General and administrative.................      11,332        4,613       29,789       13,022
  Amortization...............................       1,237          356        3,009          798
  Put warrants (non-recurring)...............          --         (500)          --        4,800
                                               ----------   ----------   ----------   ----------
                                                   12,569        4,469       32,798       18,620
                                               ----------   ----------   ----------   ----------
          Operating Income (Loss)............       2,630        2,120        8,961       (1,249)
Interest
  Income.....................................         133          220          291          388
  Expense....................................        (923)        (764)      (2,500)      (2,568)
                                               ----------   ----------   ----------   ----------
Income (Loss) before Income Taxes............       1,840        1,576        6,752       (3,429)
Income Taxes.................................         804         (806)       2,809         (801)
                                               ----------   ----------   ----------   ----------
          Net Income (Loss)..................  $    1,036   $    2,382   $    3,943   $   (2,628)
                                               ==========   ==========   ==========   ==========
Basic Net Income (Loss) Per Common Share
  Net Income (Loss)..........................  $     0.11   $     0.44   $     0.44   $    (0.66)
                                               ==========   ==========   ==========   ==========
  Weighted Average Shares....................   9,629,157    5,407,503    8,891,628    3,958,602
                                               ==========   ==========   ==========   ==========
Diluted Net Income (Loss) Per Common Share
  Net Income (Loss)..........................  $     0.11   $     0.39   $     0.43   $    (0.66)
                                               ==========   ==========   ==========   ==========
  Weighted Average Shares....................   9,865,535    6,156,926    9,118,669    3,958,602
                                               ==========   ==========   ==========   ==========
Dividends Per Share..........................  $       --   $     0.69   $       --   $     0.82
                                               ==========   ==========   ==========   ==========

            See Notes to Condensed Consolidated Financial Statements

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                   DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
Cash From Operating Activities -- Net..............  $  2,617   $ (1,730)  $ 10,609   $  4,013
Investing Activities
  Purchases of businesses..........................   (14,795)   (14,835)   (53,289)   (16,335)
  Purchases of equipment...........................    (3,703)      (267)    (5,880)      (333)
  Other............................................       329          9       (622)        98
                                                     --------   --------   --------   --------
                                                      (18,169)   (15,093)   (59,791)   (16,570)
                                                     --------   --------   --------   --------
Financing Activities
  Proceeds from borrowings.........................    15,492      2,000     68,216      2,000
  Repayment of borrowings..........................    (7,962)    (7,478)   (51,497)    (8,928)
  Proceeds from issuance of common stock...........     1,125     34,897     23,766     35,198
  Dividends........................................        --     (3,246)        --     (3,680)
  Other............................................        --        269         --        108
                                                     --------   --------   --------   --------
                                                        8,655     26,442     40,485     24,698
                                                     --------   --------   --------   --------
Increase (Decrease) in Cash and Cash Equivalents...    (6,897)     9,619     (8,697)    12,141
Cash and Cash Equivalents, Beginning of Period.....    10,302      6,305     12,102      3,783
                                                     --------   --------   --------   --------
Cash and Cash Equivalents, End of Period...........  $  3,405   $ 15,924   $  3,405   $ 15,924
                                                     ========   ========   ========   ========

            See Notes to Condensed Consolidated Financial Statements

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   UNAUDITED

1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Clark/Bardes Holdings, Inc. (CBH) and its wholly-owned subsidiary, Clark/Bardes, Inc. (CBI). Though its three operating divisions; Clark/Bardes, Bank Compensation Strategies and HealthCare Compensation Strategies (formerly MCG HealthCare), CBI designs, markets and administers life insurance products, compensation, and benefit programs to U. S. corporations, banks and healthcare organizations. CBI assists its clients in using customized life insurance products to generate capital to finance long-term benefit liabilities and to supplement and secure benefits for key employees. In addition, CBI provides long-term administrative services for executive benefits and insurance and provides compensation consulting services.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2. ACQUISITION OF THE WAMBERG ORGANIZATION AND WAMBERG FINANCIAL CORPORATION

     On September 1, 1999, CBI purchased certain assets and assumed certain liabilities of The Wamberg Organization and purchased all of the outstanding stock of Wamberg Financial Corporation for a purchase price of $18.0 million consisting of:

          (i) a cash payment to The Wamberg Organization of $12.0 million;

          (ii) a cash payment to W.T. Wamberg of $50,000 for his shares of Wamberg Financial Corporation;

          (iii) a direct payment of $1.5 million for two outstanding loans;

          (iv) assumption of approximately $4.3 million of liabilities including a $3.8 million note for the purchase of a corporate aircraft;

          (v) expenses of approximately $173,000.

     In addition, the asset purchase agreement provides for the payment of an additional $11.9 million upon the attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002. The $13.8 million cash portion of the purchase price came from CBI's existing cash balances.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     The sole shareholder of The Wamberg Organization and Wamberg Financial Corporation was W.T. Wamberg, Chairman of CBI and Clark/Bardes Holdings, Inc. The Wamberg Organization has historically been CBI's largest single producer, accounting for 17.5% of revenue in 1998 and 23.2% for the six month period ended June 30, 1999. Upon consummation of the acquisitions, Mr. Wamberg became president and chief executive officer of Clark/Bardes Holdings, Inc.

     The assets acquired include receivables, equipment, intangibles, intellectual property, customer and supplier lists, insurance, and all rights under existing contracts, leases, agreements and permits. Wamberg Financial Corporation was principally engaged in leasing an airplane to The Wamberg Organization. Because of the timing of this purchase, CBI has not definitively determined the allocation of the purchase price.

     Because of the relationship between The Wamberg Organization, Wamberg Financial Corporation, W.T. Wamberg and CBI, the CBH board of directors appointed a special committee comprised of independent, non-employee directors to negotiate and review the terms of this transaction. The special committee received a fairness opinion with respect to the acquisition and after analyzing the matter and considering all relevant issues, recommended that the full board approve the transaction.

     The Wamberg Organization leases its 11,085 square feet of office space from an entity controlled by Mr. Wamberg for an annual rental of $150,000, under a lease expiring on February 21, 2009.

     On January 4, 1999, CBI purchased the right to receive approximately 27.5% of the commission and fee revenue, prior to deduction of servicing costs, related to renewal revenue of certain inforce policies existing on June 30, 1998, due under the Principal Office agreement with W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with the acquisition of The Wamberg Organization, CBI purchased all of the renewal revenue not acquired on January 4, 1999. In accordance with the asset purchase agreement, all renewal revenue acquired as of September 1, 1999, remaining inforce on December 31, 2018, will revert to Mr. Wamberg.

     The acquisition of The Wamberg Organization and Wamberg Financial Corporation will be accounted for as a purchase. The unaudited pro forma information below presents our results of operations and those of The Wamberg Organization and Wamberg Financial Corporation as if the acquisition occurred on January 1, 1998.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   1999       1998      1999      1998
                                                 --------   --------   -------   -------
                                                             (IN THOUSANDS)
Pro forma:
  Revenues.....................................  $27,246    $19,828    $87,058   $55,910
  Net income (loss)............................    1,059      2,442      4,514      (409)
  Diluted earnings (loss) per share............      .11        .38        .49      (.10)

3. ACQUISITION OF NATIONAL INSTITUTE FOR COMMUNITY BANKING

     On May 18, 1999, CBH acquired all of the issued and outstanding capital stock of National Institute for Community Banking (NICB) by merging it with and into CBH. Each share of NICB common stock was converted into CBH common stock on a ratio of 39.7 of CBH for each share of NICB for a total of 484,303 shares of CBH common stock. By agreement, the effective date of the NICB acquisition was January 1, 1999. The acquisition of NICB has been accounted for as a purchase.

     Of the total, 99,851 shares were issued at the closing and 384,452 shares are issuable upon attaining stipulated revenue and income goals over the four year period 1999 to 2002. No other consideration was given. The value of the shares received by the selling shareholders was $1.6 million based on CBH's closing price of

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

$16 on May 18, 1999. Any shares issued will be accounted for as additional consideration based on their value at the time of issuance.

4. ACQUISITION OF MCG/HEALTHCARE

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

          (iv) the direct payment of $3.6 million thousand for certain outstanding loans;

          (v) the assumption of $4.2 million of liabilities and $310,000 of closing costs.

     The purchase price was determined by an arm's length negotiation among the parties. The assets acquired include cash, receivables and equipment in addition to all intangible assets, intellectual property, files pertaining to customers, computer software and systems and related licenses. The liabilities assumed include commissions payable, accrued employee benefits and operating expenses. The $17.4 million cash portion of the purchase price was funded by a borrowing under CBI's credit facility. The promissory note is payable in thirty-two equal quarterly installments of principal and interest at 10% per annum of $430,000 commencing on April 5, 2000. The promissory note is secured by a personal guarantee of W.T. Wamberg, Chairman of Clark/ Bardes. Closing costs and fees connected with the transaction are estimated to be approximately $500,000.

     MCG/HealthCare is a 180 employee executive benefit consulting organization servicing the healthcare industry. MCG/HealthCare is headquartered in Minneapolis, Minnesota. Prior to the acquisition described above, there was no material relationship between CBI and MCG/HealthCare.

     The acquisition of MCG/HealthCare has been accounted for as a purchase. The unaudited pro forma information below presents the results of CBI and MCG/HealthCare as if the acquisition had occurred on January 1, 1998:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   1999       1998      1999      1998
                                                 --------   --------   -------   -------
                                                             (IN THOUSANDS)
Pro forma:
  Revenues.....................................  $25,655    $25,098    $85,188   $67,396
  Net income (loss)............................    1,036      2,113      4,328    (3,066)
  Diluted earnings (loss) per share............      .11        .33        .47     (0.72)

5. ACQUISITION OF SCHOENKE

     On September 1, 1998 CBI acquired substantially all of the assets and business of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation, based in Germantown, Maryland. The Schoenke companies specialize in designing and administering benefit programs for companies. CBI accounted for the acquisition as a purchase and has included the operating results of the Schoenke Companies in the financial statements commencing from the acquisition date.

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

     The unaudited pro forma information below presents the results of CBI and Schoenke combined as if the acquisition had occurred January 1, 1998.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   1999       1998      1999      1998
                                                 --------   --------   -------   -------
                                                             (IN THOUSANDS)
Pro forma:
  Revenues.....................................  $25,655    $18,992    $79,431   $51,510
  Net income (loss)............................    1,036      2,739      3,943    (2,476)
  Diluted earnings (loss) per share............      .11        .42        .43      (.58)

6. PRIVATE PLACEMENT

     On June 7, 1999, CBH sold 1,000,000 shares of common stock to Conning Insurance Capital Partnership V, L. P. for $17 million in a private placement transaction. The proceeds from this sale was used for debt reduction and acquisitions.

7. CREDIT FACILITY

     In January 1999, CBI negotiated a $65 million senior credit facility and issued $25 million of floating rate debt fixed for the first year at 7.08%, (the one-year London InterBank Offered Rate plus 2%) under that facility. Principal and interest are payable quarterly beginning March 31, 1999. The $25 million proceeds was used to retire existing long term debt. The credit facility contains certain restrictive covenants requiring mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances, and changes in control.

     Coincident with the credit facility and floating rate agreement, CBI has entered into two interest rate swap agreements with a bank affiliated with the lending group to fix the interest rates. The first agreement went into effect on July 6, 1999 and fixes the interest rate at 5.76% on $15 million of the debt. The second agreement will go into effect on January 18, 2000 and fixes the rate at 5.29% on $15 million of the debt.

     CBI incurred $400,000 of costs in connection with the refinancing. These costs have been capitalized and are reflected in Other Assets in the balance sheet at September 30, 1999 and are being amortized over the life of the credit facility.

8. SEGMENT INFORMATION (IN THOUSANDS)

                                         THREE MONTHS ENDED SEPTEMBER 30, 1999
                           -----------------------------------------------------------------
                                         BANK           CLARK/        HEALTHCARE
                           CLARK/    COMPENSATION     BARDES OF      COMPENSATION
                           BARDES     STRATEGIES    WASHINGTON, DC    STRATEGIES     TOTAL
                           -------   ------------   --------------   ------------   --------
Revenues from External
Clients..................  $11,090     $ 7,002         $ 1,467         $ 6,096      $ 25,655
Segment Profit...........    2,197         522             118             876         3,713
Segment Assets...........   39,150      27,849          15,610          34,688       117,297

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

                                         THREE MONTHS ENDED SEPTEMBER 30, 1998
                           -----------------------------------------------------------------
                                         BANK           CLARK/        HEALTHCARE
                           CLARK/    COMPENSATION     BARDES OF      COMPENSATION
                           BARDES     STRATEGIES    WASHINGTON, DC    STRATEGIES     TOTAL
                           -------   ------------   --------------   ------------   --------
Revenues from External
Clients..................  $ 9,860     $ 7,454         $   327         $    --      $ 17,641
Segment Profit...........      653         851             115              --         1,619
Segment Assets...........   16,148      26,209          18,484              --        60,841

                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                           -----------------------------------------------------------------
                                         BANK           CLARK/        HEALTHCARE
                           CLARK/    COMPENSATION     BARDES OF      COMPENSATION
                           BARDES     STRATEGIES    WASHINGTON, DC    STRATEGIES     TOTAL
                           -------   ------------   --------------   ------------   --------
Revenues from External
Clients..................  $42,967     $20,266         $ 4,200         $11,998      $ 79,431
Segment Profit...........    7,751       1,538             879           1,505        11,673
Segment Assets...........   39,150      27,849          15,610          34,688       117,297

                                         NINE MONTHS ENDED SEPTEMBER 30, 1998
                           -----------------------------------------------------------------
                                         BANK           CLARK/        HEALTHCARE
                           CLARK/    COMPENSATION     BARDES OF      COMPENSATION
                           BARDES     STRATEGIES    WASHINGTON, DC    STRATEGIES     TOTAL
                           -------   ------------   --------------   ------------   --------
Revenues from External
Clients..................  $27,048     $19,251         $   327         $    --      $ 46,626
Segment Profit...........    1,261       2,175             115              --         3,551
Segment Assets...........   16,148      26,209          18,484              --        60,841

     A reconciliation of total external revenues for reportable segments to total consolidated revenues and total segment profits (loss) to consolidated income (loss) before taxes is as follows:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               1999       1998       1999       1998
                                              -------    -------    -------    -------
                                                           (IN THOUSANDS)
REVENUES
Total external revenues for reportable
  segments..................................  $25,655    $17,641    $79,431    $46,626
                                              =======    =======    =======    =======
Total consolidated revenues.................  $25,655    $17,641    $79,431    $46,626
PROFIT (LOSS)
Total profit (loss) for reportable
  segments..................................  $ 3,713    $ 1,619    $11,673    $ 3,551
Unallocated amounts
  Corporate overhead........................   (1,083)        --     (2,712)        --
  Put warrants (non-recurring)..............       --        500         --     (4,800)
  Interest -- net...........................     (790)      (543)    (2,209)    (2,180)
                                              -------    -------    -------    -------
  Income (loss) before taxes................  $ 1,840    $ 1,579    $ 6,752    $(3,429)
                                              =======    =======    =======    =======

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     A reconciliation of total assets for reportable segments with total consolidated assets at September 30, 1999, and December 31, 1998, is as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Total assets...............................................    $117,297         $66,886
Deferred tax asset.........................................          55             607
                                                               --------         -------
                                                               $117,352         $67,493
                                                               ========         =======

9. EARNINGS PER SHARE

     The following table is a reconciliation of the numerators and denominators used in computing earnings per share.

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                                 ------------------    -------------------
                                                  1999       1998       1999        1998
                                                 -------    -------    -------    --------
                                                              (IN THOUSANDS)
NUMERATOR
Net income (loss) for basic earnings per
  share........................................  $1,036     $2,382     $3,943     $(2,628)
Effect of dilutive securities:
  Interest on convertible debt (net of tax)....      --         40         --          --
                                                 ------     ------     ------     -------
Numerator for diluted earnings per share.......  $1,036     $2,422     $3,943     $(2,628)
DENOMINATOR
Denominator for basic earning per share --
  weighted average shares......................   9,629      5,408      8,892       3,959
Effect of dilutive securities:
  Stock options................................     236        221        227
  Convertible debt.............................      --        528         --          --
                                                 ------     ------     ------     -------
Denominator for diluted earnings per share --
  weighted average shares -- diluted...........   9,865      6,157      9,119       3,959
                                                 ======     ======     ======     =======
PER SHARE
Basic earnings (loss)..........................  $ 0.11     $ 0.44     $ 0.44     $ (0.66)
                                                 ======     ======     ======     =======
Diluted earnings (loss)........................  $ 0.11     $ 0.39     $ 0.43     $ (0.66)
                                                 ======     ======     ======     =======

     The effects of options and convertible debt have been excluded from the calculations of diluted earnings per share for the nine months ended September 30, 1998 as such effects would have been antidilutive.

10. SIGNIFICANT RISKS AND UNCERTAINTIES

     Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations; therefore the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in tax legislation. Amendments to the federal tax laws enacted in 1996 and 1997 have reduced the advantages of certain purchases of business-owned life insurance. With limited exceptions, the 1996 amendment eliminated the ability to deduct interest on loans against the cash value of life insurance policies. In 1997, legislation imposed an interest deduction disallowance that applied to all business-owned life insurance except for policies placed on employees, officers, directors and 20 percent owners.

                   CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARY

     In recent federal budget proposals, certain provisions have been offered to expand the disallowance rule to policies covering employees, officers and directors. If such proposals are enacted, it would significantly reduce the attractiveness of business-owned life insurance to companies that traditionally have high debt/equity ratios, such as banks. While CBI believes there is inadequate support in Congress at this time to enact such a change, CBI is unable to predict the outcome of any such legislative proposal by the current or any future Congress. CBI believes, at the very least, any such proposal would fully grandfather existing business.

     On October 19, 1999, the United States Tax Court ruled that a domestic corporation was not entitled to deduct fees and interest on policy loans from a leveraged corporate-owned life insurance program. Although CBI stopped marketing leveraged COLI programs in June 1997, management is continuing to evaluate the impact of this decision, which remains subject to appeal. Nevertheless, this development may cause some current holders of leveraged COLI policies to elect to surrender their policies, which would reduce the amount of commissions that CBH would realize from the total pool of leveraged COLI policies.

     One of CBI's carriers, General American Life Insurance Company, was placed under rehabilitation (a form of receivership) by the State of Missouri as the result of a liquidity impairment. General American has entered into an agreement to be acquired by Metropolitan Life Insurance Company. The acquisition by Metlife and the reorganization plan to resolve General American's liquidity problem await approval by Missouri regulators. During General American's rehabilitation period, holders of General American policies may not realize the full values of their policies and CBI may be forced to accept less favorable renewal commission terms with another insurance carrier in order for the insurance carrier to assume the policies. In addition, these events could cause a slowdown in new sales of programs which are financed by policies underwritten by other insurance companies, or CBI's persistency rate could be adversely affected by more clients choosing to surrender their policies. Management believes that General American's pending acquisition by Metropolitan Life is likely to occur and that policyholders will be adequately protected throughout the rehabilitation and acquisition. As a result, the Company believes the General American rehabilitation and acquisition will have little, if any, negative on the Company" current or future business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Tables shown in Dollars in Thousands, Except Per Share Amounts)

OVERVIEW

     We reported net income of $1.0 million, or $.11 per diluted share, for the third quarter of 1999, and net income of $3.9 million, or $.43 per diluted share, for the nine month period ended September 30, 1999. In 1998, we reported net income of $2.4 million, or $.39 per diluted share, for the third quarter and a loss of $2.6 million, or $.66 per diluted share for the nine month period ended September 30, 1998.

     Our results for the nine month period ended September 30, 1998, were adversely impacted by a non-recurring operating charge of $4.8 million to reflect a fair value adjustment for put warrants previously issued to some of our note holders. These warrants were redeemed in the third quarter of 1998 for $4.8 million. Had this $4.8 million, non-tax deductible, charge not occurred, net income for the nine months ended September 30, 1998, would have been $2.2 million, or $.55 per diluted share

ACQUISITIONS

     Our acquisition program remains unchanged since it began with the purchase of Bank Compensation Strategies in September 1997. We seek to acquire compatible, well managed and growing companies that will provide either an entry into a new and expanding market, as did BCS and HealthCare Compensation Strategies or add to existing business as did Schoenke and NICB.

     The companies we acquire are typically privately owned and structured as S corporations where all of the income is passed on to the shareholders with very little retained in the company itself. Accordingly, our evaluation focus is on the quality of the management and future earnings and growth potential with the financial asset values embedded in a strong book of renewal business that will be realized for many years after the acquisition takes place.

  The Wamberg Organization and Wamberg Financial Corporation

     On September 1, 1999, we acquired substantially all the assets and assumed certain liabilities of The Wamberg Organization, whose sole shareholder was W.
T. Wamberg, and purchased all of the outstanding stock of Wamberg Financial Corporation, whose sole shareholder was W. T. Wamberg. We acquired certain operating assets, all of the remaining renewal commission not already acquired and some liabilities, principally accounts payable and employee benefits, of The Wamberg Organization. In addition, we acquired all of the outstanding common stock of Wamberg Financial Corporation which owns an airplane and related debt of approximately $3.8 million and is engaged in leasing the airplane solely to The Wamberg Organization. The assets acquired under the purchase agreement include receivables; equipment; intangible assets; intellectual property; customer and supplier lists; insurance; and all rights under existing contracts, leases, agreements and permits. Because of the timing and complexity of the transactions, CBI has not definitively allocated the purchase price to the acquired asset.

     The Wamberg Organization has historically produced our largest volume of revenue -- 17.5% of total revenue in 1998 and 23.2% to June 30, 1999. In light of the relationship between The Wamberg Organization, Wamberg Financial Corporation, W. T. Wamberg and us, our board appointed a special committee of the board of directors comprised of independent, non-employee directors to review the terms of this transaction. The special committee retained an investment bank to issue a fairness opinion with respect to this acquisition. After analyzing the matter and considering all relevant issues, the special committee recommended that our board approve the transaction.

     The total cost of the acquisition was approximately $18.0 million and provided for:

     - a cash payment to The Wamberg Organization of $12.0 million;

     - a payment to The Wamberg Organization of $11.9 million through December 31, 2002, which may be reduced if revenue objectives set forth in the purchase agreement are not achieved;

     - a cash payment to W. T. Wamberg of $50,000 for his shares of Wamberg Financial Corporation; and

     - the direct payment of $1.5 million for outstanding loans of The Wamberg Organization;

     - the assumption of approximately $4.3 million of liabilities including a $3.8 million note payable for the purchase of a corporate aircraft;

     - expenses of approximately $173,000.

     The cash portion of $13.8 million was funded through our existing cash balances.

     The Wamberg Organization leases its 11,085 square feet of office space from an entity controlled by Mr. Wamberg for an annual rental of $150,000 under a lease expiring on February 21, 2009.

     On January 4, 1999, we purchased the right to receive approximately 27.5% of the commission and fee revenue, prior to deduction of servicing costs, related to renewal revenue of certain inforce policies existing on June 30, 1998, due under the Principal Office Agreement with W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. This transaction allows us to receive approximately $14.2 million over a ten year period. Concurrent with the acquisition of The Wamberg Organization and Wamberg, CBI purchased all of the renewal revenue not acquired on January 4, 1999. In accordance with the asset purchase agreement, all renewal revenue acquired as of September 1, 1999, remaining inforce on December 31, 2018, will revert to Mr. Wamberg.

     For the periods prior to the acquisition, The Wamberg Organization and Wamberg Financial Corporation had revenue and net income as follows:

                                                         SIX MONTHS       YEARS ENDED
                                                            ENDED         DECEMBER 31,
                                                          JUNE 30,      ----------------
                                                            1999         1998      1997
                                                         -----------    -------   ------
                                                         (UNAUDITED)       (AUDITED)
                                                                 (IN THOUSANDS)
Revenues...............................................    $6,037       $10,169   $8,830
Net income.............................................    $1,938       $ 4,005   $3,000

     Both The Wamberg Organization and Wamberg Financial Corporation were S corporations and, accordingly, did not pay federal income taxes.

     The unaudited pro forma information below, presents our results of operations and those of The Wamberg Organization and Wamberg Financial Corporation as if the acquisition occurred on January 1, 1998, reflecting the purchase method of accounting.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   1999       1998      1999      1998
                                                 --------   --------   -------   -------
                                                             (IN THOUSANDS)
Pro forma:
  Revenues.....................................  $27,246    $19,828    $87,058   $55,910
  Net income (loss)............................    1,059      2,442      4,514      (409)
  Diluted earnings (loss) per share............      .11        .38        .49      (.10)

  National Institute for Community Banking

     On May 18, 1999, we acquired National Institute for Community Banking
(NICB), which by agreement, was effective January 1, 1999. The acquisition was consummated by merging NICB into us with the NICB shareholders receiving 99,851 shares of our common stock at the closing price of $16 per share for a total value of $1.6 million. As part of the agreement, the NICB shareholders will receive an additional 384,452 shares of our common stock as consideration if stipulated revenue and income goals during the years 1999 through 2002 are achieved. Acquisition expenses were approximately $77,000. NICB was acquired as an addition to an expansion of our BCS division.

  Management Compensation Group/HealthCare

     On April 5, 1999, we purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare
(MCG) for a purchase price of $35.9 million consisting of the following:

     - a cash payment of $13.8 million;

     - a promissory note for $8.7 million;

     - 326,363 shares of common stock, having an aggregate value of $5.3 million based on the closing price of the common stock on April 5, 1999;

     - the direct payment of $3.6 million for certain outstanding loans; and

     - the assumption of $4.2 million of liabilities and payment of approximately $310,000 of closing costs.

     The assets acquired include cash, receivables and equipment in addition to all intangible assets, intellectual property, and client lists. The liabilities assumed include commissions, accrued employee benefits and operating expenses. The $17.4 million cash portion of the purchase price was funded by a borrowing under our credit facility. The promissory note is payable in thirty-two equal quarterly installments of principal and interest at 10% per annum of $430,000 starting April 5, 2000. The promissory note is secured by a personal guarantee from W. T. Wamberg, Chairman of Clark/Bardes, Inc. MCG is a 180 employee executive benefit consulting organization servicing the healthcare industry and is headquartered in Minneapolis, Minnesota.

     The acquisition of MCG marked our entrance into the healthcare and not-for-profit executive benefit and compensation plan business with the creation of our newest major operating division, HealthCare Compensation Strategies.

     For the periods prior to the acquisition, MCG had revenue and net income as follows:

                                                        SIX MONTHS    FISCAL YEARS ENDED
                                                           ENDED         SEPTEMBER 30,
                                                         MARCH 31,    -------------------
                                                           1999         1998       1997
                                                        -----------   --------   --------
                                                        (UNAUDITED)        (AUDITED)
                                                                 (IN THOUSANDS)
Revenues..............................................    $10,986     $26,000    $21,939
Net income (loss).....................................    $(1,696)    $ 1,816    $   379

     MCG was an S corporation and, accordingly, did not pay Federal income taxes.

     The unaudited pro forma information below presents our results of operations and that of MCG combined as if the acquisition had occurred on January 1, 1998, reflecting the purchase method of accounting.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   1999       1998      1999      1998
                                                 --------   --------   -------   -------
                                                             (IN THOUSANDS)
Pro forma:
  Revenues.....................................  $25,655    $25,098    $85,188   $67,396
  Net income (loss)............................    1,036      2,113      4,328    (3,066)
  Diluted earnings (loss) per share............      .11        .33        .47      (.72)

  Wiedemann & Johnson

     Effective November 1, 1998, we acquired substantially all the assets and the business of Wiedemann & Johnson, based in Dallas, Texas. The total purchase price was $6.0 million, consisting of $4.0 million in cash and 142,857 shares of our common stock at $14 per share. Acquisition related expenses were approximately $54,000. We allocated approximately $40,000 of the purchase price to tangible assets and the remainder to the net present value of Wiedemann's expected future revenue. Wiedemann is engaged in the business of the design, implementation and administration of non-qualified executive benefits programs financed through life insurance. Our primary objective in acquiring the assets and business of Wiedemann was to expand our client and revenue base and acquire the experienced Wiedemann support and administrative personnel.

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

     For the periods prior to being acquired by us, Schoenke's revenues and net income were:

                                                         EIGHT MONTHS   FISCAL YEARS ENDED
                                                            ENDED          DECEMBER 31,
                                                          AUGUST 31,    -------------------
                                                             1998         1997       1996
                                                         ------------   --------   --------
                                                         (UNAUDITED)         (AUDITED)
                                                                   (IN THOUSANDS)
Revenues...............................................     $4,884       $6,465     $5,835
Net income.............................................     $  841       $  492     $  194

     Schoenke was an S corporation and, accordingly, did not pay Federal income taxes.

     The unaudited pro forma information below presents the results of CBI and Schoenke combined as if the acquisition had occurred January 1, 1998, reflecting the purchase method of accounting.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   1999       1998      1999      1998
                                                 --------   --------   -------   -------
                                                             (IN THOUSANDS)
Pro forma:
  Revenues.....................................  $25,655    $18,992    $79,431   $51,510
  Net income (loss)............................    1,036      2,739      3,943    (2,476)
  Diluted earnings (loss) per share............      .11        .42        .43      (.58)

     The Schoenke and Wiedemann acquisitions were valuable additions to the Clark/Bardes divisions core business.

  Bank Compensation Strategies

     Effective September 1, 1997, we acquired substantially all the assets and the business of Bank Compensation Strategies, Inc., a Minnesota based company, for a total purchase price of $24.0 million, plus acquisition related expenses of $383,000. This was our first major acquisition and marked our entry into the community bank benefit and compensation market.

PRIVATE PLACEMENT WITH CONNING

     On June 7, 1999, we completed a private placement of 1,000,000 shares of our common stock at $17 per share to Conning Insurance Capital Limited Partnership V, L. P. (Conning). Conning is a limited partnership managed by a subsidiary of Conning Corporation. Conning Corporation is, in turn, an indirect subsidiary of General American Life Insurance Company. As part of the private placement, we granted Conning registration rights which they may use to have their shares of our common stock registered along with any shares we may be registering with the SEC, after December 31, 2002.

     We also agreed to appoint a representative of Conning to our board of directors. Conning designated Steven F. Piaker, Senior Vice President of Conning, to be that representative. We further agreed that, when Mr. Piaker's term expires, we would use our best efforts to elect a Conning representative to our board of directors. Proceeds of the $17 million sale of our common stock was used to reduce outstanding debt and for acquisitions.

GENERAL AMERICAN LIFE INSURANCE COMPANY

     One of the insurance carriers we use is General American Life Insurance Company which represented approximately 8.3% of our renewal revenues for the six month period ending June 30, 1999. Following a downgrade of General American's financial ratings by Moody's Investors Service Inc. and a downgrade of General American's debt to non-investment grade in August 1999, investors began exercising their rights to withdraw a total of $6.8 billion under short-term funding agreements, commonly referred to as guaranteed investment contracts, issued by General American. The contracts require only seven days' notice and General American, faced with the unexpected volume of withdrawal requests, was unable to convert the assets within the time required. As a result, General American has been placed under administrative supervision by the Department of Insurance of the state of Missouri. On August 26, 1999, General American tentatively entered into a definitive agreement with Metropolitan Life Insurance Company whereby Metlife will acquire all of the outstanding common stock of General American's parent company. As a condition to this agreement, a Missouri court subsequently placed General American into rehabilitation, a form of receivership, to protect its policyholders. While the contracts held by our clients are not the specific investment contracts that created General American's liquidity problems, our clients are nonetheless affected because insurance policies underwritten by General American will be restricted from making policy surrenders or exchanges until General American's liquidity problem is resolved. A Missouri court must still approve and authorize General American's reorganization plan, including the sale of General American to Metlife. If approved, the plan is intended to allow General American and its subsidiaries' inforce and reinsurance business to continue under the control of Metlife. Of course, we cannot assure you that the court will approve the acquisition, nor can we assure you that the acquisition will have its intended effect.

     We do not expect to sell programs financed by insurance policies underwritten by General American for the foreseeable future. During General American's rehabilitation, it is possible our clients who hold General American policies may not realize the full values of their policies and we may be forced to accept less favorable renewal commission terms with another insurance carrier in order for the insurance carrier to assume the policies. In addition, these events could cause a slowdown in new sales of programs which are financed by policies underwritten by other insurance companies or our persistency rate could be adversely affected by more clients choosing to surrender their policies. We are not able to predict the effect that General American's rehabilitation or potential acquisition will have on the persistency of policies underwritten by other insurance carriers. General American's rehabilitation or potential acquisition could adversely affect our renewal fees and commissions and our persistency levels in general. No assurance can be given that similar financial difficulties will not be experienced by other insurance companies.

ADVERSE TAX COURT DECISION REGARDING LEVERAGED CORPORATE OWNED LIFE INSURANCE

     On October 19, 1999, the U.S. Tax Court issued a decision denying the deductibility of interest on policy loans in connection with a leveraged corporate owned life insurance (COLI) program. Following adverse federal income tax legislation in 1995, Clark/Bardes ceased offering leverage COLI in its package of benefit plans. Consequently, Clark/Bardes does not expect any adverse effects of this recent Tax Court ruling on its future new business revenue stream.

     However, because of the varied facts and circumstances surrounding each case, it is impossible to determine the effects, if any, of this case on a client's decision to continue or surrender any given policy. Because of the number of other variables, including adverse tax implications resulting from a surrender, management does not believe this decision will have any material adverse effects on the company.

REVENUE

     Our operating units derive their revenue primarily from:

     - commissions paid by the insurance companies that underwrite the policies underlying the various insurance programs;

     - fees paid by clients in connection with program design and administrative services; and

     - executive compensation program and benefit consulting fees.

     Our revenue is usually long term and recurring, is typically paid annually and extends for a period of ten years or more after the sale. Commissions paid by insurance companies vary by policy and by program and usually represent a percentage of the premium or the cash surrender value of the insurance policies underlying our program. We recognize revenue at the time the insurance premium is paid by the client to the insurance company or the renewal premium is due to the insurance company.

     We include first year commission revenue, renewal commission revenue and other revenue in total revenue.

     - First Year Commission Revenue. First year revenue is recognized at the time the client is contractually committed to purchase the insurance policies and the premiums are paid by the client to the insurance company.

     - Renewal Commission Revenue. Renewal revenue is recognized on the date that the renewal premium is due to the insurance company. Renewal revenue in future periods, which is not recognized on our balance sheet, is estimated to be approximately $230 million in total revenue over the next five years. However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates. Over the last five years, we have experienced a persistency rate of approximately 95% of the inforce insurance underlying our programs. We can give no assurances that our persistency rate will remain at this level.

     - Other Revenue. Other revenue consists of several miscellaneous sources of revenue associated with our operations including consulting and administrative fees.

QUARTERLY RESULTS

     The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

                              DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                  1997         1998        1998         1998            1998         1999        1999
                              ------------   ---------   --------   -------------   ------------   ---------   --------
Total revenue...............    $27,162       $13,754    $15,230       $17,641        $28,141       $24,057    $29,714
Gross profit................      9,135         4,622      6,159         6,589         11,285         9,874     16,681
  Ratio.....................       33.6%         33.6%      40.4%         37.4%          40.1%         41.0%      56.1%
G & A expense...............      4,004         3,371      5,029         4,613          6,594         6,255     12,202
Amortization................        295           221        221           356            434           620      1,152
Income before interest,
  taxes and non-recurring
  expense...................      4,836         1,030        909         1,621          4,257         2,999      3,327
  % of revenue..............       17.8%          7.5%       6.0%          9.2%          15.1%         12.5%      11.2%
  % of G.P. ................       52.9%         22.3%      14.8%         24.6%          37.7%         30.4%      19.9%

                              SEPTEMBER 30,
                                  1999
                              -------------
Total revenue...............     $25,654
Gross profit................      15,198
  Ratio.....................        59.2%
G & A expense...............      11,332
Amortization................       1,237
Income before interest,
  taxes and non-recurring
  expense...................       2,630
  % of revenue..............        10.3%
  % of G.P. ................        17.3%

     Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis. Because many of our programs are implemented late in the year, we see large increases in both first year and renewal revenue in the fourth quarter. Operating results are also affected by a number of other factors, including:

     - introduction of new or enhanced programs and services by us or our competitors;

     - client acceptance or rejection of new programs and services;

     - program development expenses;

     - timing of major sales;

     - demand for administrative services;

     - competitive, legislative and regulatory conditions in our industry; and

     - general economic conditions.

     Many of these factors are beyond our control. The sales cycles of our Clark/Bardes Division often takes between twelve and eighteen months, with first year revenue coming from a few large cases. Our revenue is thus difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not a reliable indicator of future performance.

RESULTS OF OPERATIONS

     The following table sets forth the relationship between revenues and expenses on a percentage basis.

                                                                             NINE MONTHS
                                                                                ENDED
                                                 YEAR ENDED DECEMBER 31,    SEPTEMBER 30,
                                                 ------------------------   -------------
                                                  1996     1997     1998    1998    1999
                                                 ------   ------   ------   -----   -----
Total Revenue..................................  100.0%   100.0%   100.0%   100.0%  100.0%
Commission and fee expense.....................   63.3     65.6     61.6     62.7    47.4
                                                 -----    -----    -----    -----   -----
          Gross Profit.........................   36.7     34.4     38.4     37.3    52.6
                                                 -----    -----    -----    -----   -----
General and administrative.....................   25.9     23.3     26.3     27.9    37.5
Amortization...................................     --      0.6      1.6      1.7     3.8
Non recurring (put warrants)...................     --       --      6.4     10.3      --
                                                 -----    -----    -----    -----   -----
Operating income (loss)........................   10.9     10.5      4.1     (2.7)   11.3
Interest expense -- net........................    0.4     (1.8)    (3.4)    (4.7)   (2.7)
                                                 -----    -----    -----    -----   -----
Income (loss) before taxes.....................   11.2      8.7      0.7     (7.4)    8.5
Income taxes...................................    0.5      0.1      1.3     (1.7)    3.6
                                                 -----    -----    -----    -----   -----
          Net income...........................   10.7%     8.6%    (0.7)%    5.6%    4.9%
                                                 =====    =====    =====    =====   =====

  Revenue

     Revenue growth, from existing business units, was mixed for the third quarter and nine months ended September 30, 1999. Revenue for the quarter increased $8.0 million or 45% and $32.8 million or 70% for the nine months to date. Overall revenue for the periods can be summarized as follows:

                                                   THREE MONTHS         NINE MONTHS
                                                 -----------------   -----------------
FOR THE PERIOD ENDED SEPTEMBER 30,                1999      1998      1999      1998
----------------------------------               -------   -------   -------   -------
Existing business units........................  $18,092   $17,314   $63,230   $46,299
Acquisitions...................................    7,563       327    16,201       327
                                                 -------   -------   -------   -------
          Total................................  $25,655   $17,641   $79,431   $46,626
                                                 =======   =======   =======   =======

     For 1999, acquisitions contributed 29.5% of the third quarter and 25.6% of the first nine months of revenue, respectively. By definition, we consider any revenue source appearing in the first full year of operating results as being from acquisitions. After that they become part of existing business.

                                                           THREE MONTHS         NINE MONTHS
                                                         -----------------   -----------------
FOR THE PERIOD ENDED SEPTEMBER 30,                        1999      1998      1999      1998
----------------------------------                       -------   -------   -------   -------
First year revenue:
  Clark/Bardes.........................................  $ 3,773   $ 2,423   $20,120   $ 6,929
  Bank Compensation Strategies.........................    4,653     5,960    14,118    15,323
  HealthCare Compensation Strategies...................    5,626        --     9,347        --
                                                         -------   -------   -------   -------
                                                          14,052     8,383    43,585    22,252
                                                         -------   -------   -------   -------
Renewal revenue:
  Clark/Bardes.........................................  $ 8,521   $ 7,764   $25,896   $20,446
  Bank Compensation Strategies.........................    2,349     1,494     6,148     3,928
  HealthCare Compensation Strategies...................      402        --     2,497        --
                                                         -------   -------   -------   -------
                                                          11,272     9,258    39,541    24,374
                                                         -------   -------   -------   -------
Other..................................................      331        --     1,305        --
                                                         -------   -------   -------   -------
          Total........................................  $25,655   $17,641   $79,431   $46,626
                                                         =======   =======   =======   =======

     The Clark/Bardes Division benefitted by $1.5 million in the quarter and $4.2 million for the nine month period ended September 30, 1999, respectively, from the acquisition of Schoenke in September 1998.

  First Year Revenue

     Including acquisitions, CBH continues to benefit from significant growth in first year revenue.

1999 -- 1998                                                     INCREASE
------------                                                  ---------------
Third quarter:
  Existing businesses.......................................  $  (201)
  Acquisitions..............................................    5,870
                                                              -------
                                                              $ 5,669   67.6%
                                                              =======   =====
Nine months:
  Existing businesses.......................................  $10,785
  Acquisitions..............................................   10,548
                                                              -------
                                                              $21,333   95.9%
                                                              =======   =====

  Renewal Revenue

     As the acquired divisions continue to grow, renewal revenue will grow accordingly, but will become a diminished factor in our overall revenue mix.

1999 -- 1998                                                     INCREASE
------------                                                  ---------------
Third quarter:
  Existing businesses.......................................  $   966
  Acquisitions..............................................    1,047
                                                              -------
                                                              $ 2,013   21.7%
                                                              =======   =====
Nine months:
  Existing businesses.......................................  $ 5,256
  Acquisitions..............................................    4,911
                                                              -------
                                                              $10,167   41.7%
                                                              =======   =====

     The following table represents the gross revenue associated with our inforce business-owned life insurance policies as of September 30, 1999. The projected gross revenue stated below is not adjusted for mortality, lapse, or other factors that may impair collection of revenue. We cannot assure you that commissions under any of these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future.

                        PROJECTED GROSS RENEWAL REVENUE
                               SEPTEMBER 30, 1999

                                                               BANK        HEALTHCARE
                                                 CLARK     COMPENSATION   COMPENSATION
                                                 BARDES     STRATEGIES     STRATEGIES     TOTAL
                                                --------   ------------   ------------   --------
2000..........................................  $ 39,701     $ 9,407        $ 6,108      $ 55,216
2001..........................................    37,140       5,324          6,090        48,554
2002..........................................    35,378       3,463          6,013        44,854
2003..........................................    32,649       3,587          5,946        42,184
2004..........................................    28,890       3,629          5,826        38,345
2005..........................................    28,477       3,671          5,584        37,732
2006..........................................    28,393       3,715          5,392        37,500
2007..........................................    26,429       3,763          5,193        35,385
2008..........................................    24,308       3,810          4,780        32,898
2009..........................................    24,506       3,860          4,232        32,598
                                                --------     -------        -------      --------
          Total...............................  $305,872     $44,229        $55,164      $405,264
                                                ========     =======        =======      ========

     In our report for the quarter ended June 30, 1999, we stated that the projected gross revenue, at that time, was $418.7 million for the ten year period ending with the year 2009. Included in that projection was an amount attributable to our newly acquired division, HealthCare Compensation Strategies, of $68.1 million. HCS had never prepared such a projection before and because of a lack of understanding overstated its projected ten year revenue by $12.9 million. During the process of updating its ten year projection in connection with the third quarter report, HCS management detected the error and took immediate steps to remedy the condition.

COMMISSION EXPENSE AND GROSS PROFIT

                                                           THREE MONTHS         NINE MONTHS
                                                         -----------------   -----------------
          FOR THE PERIOD ENDED SEPTEMBER 30,              1999      1998      1999      1998
          ----------------------------------             -------   -------   -------   -------
Commissions and fee expense............................  $10,456   $11,052   $37,672   $29,255
Gross profit...........................................  $15,199   $ 6,589   $41,759   $17,371
Revenue retained ratio.................................     59.2%     37.3%     52.6%     37.2%

     While increases in commission expense and gross profit are closely correlated with increases in gross revenue, one of our most important operating factors is revenue retained. This is the amount of revenue we keep to pay expenses and finance our ongoing operations.

     Our revenue retained ratio increased by 58.3% in the third quarter and 41.0% during the nine months ended September 30, 1999. Three factors have contributed to this improvement:

     - the acquisition of MCG HealthCare;

     - a higher volume of first year revenue coming from internal sales efforts; and,

     - the acquisition of NICB.

     Gross profit for each operating unit, is as follows:

                                                            THREE MONTHS        NINE MONTHS
                                                          ----------------   -----------------
FOR THE PERIOD                                             1999      1998     1999      1998
--------------                                            -------   ------   -------   -------
Clark/Bardes............................................  $ 6,177   $4,112   $21,045   $10,869
Bank Compensation Strategies............................    3,618    2,478    10,154     6,502
HealthCare Compensation Strategies......................    5,404       --    10,560        --
                                                          -------   ------   -------   -------
                                                          $15,199   $6,590   $41,759   $17,371
                                                          =======   ======   =======   =======
Percent of revenue:
  Clark/Bardes..........................................     49.2     40.4      44.6      39.9
  Bank Compensation Strategies..........................     51.7     33.2      50.1      33.8
  HealthCare Compensation Strategies....................     88.6       --      88.0
          Total Company.................................     59.2     37.4      52.6      37.3

  Gross Profit

1999 -- 1998                                                            INCREASE
------------                                                            --------
Third quarter:
  Existing businesses.......................................  $ 2,647
  Acquisitions..............................................    5,963
                                                              -------
                                                              $ 8,610    130.7%
                                                              =======    =====
Nine months:
  Existing businesses.......................................  $10,855
  Acquisitions..............................................   13,633
                                                              -------
                                                              $24,388    140.4%
                                                              =======    =====

GENERAL AND ADMINISTRATIVE EXPENSES

                                                            THREE MONTHS        NINE MONTHS
                                                          ----------------   -----------------
FOR THE PERIOD ENDED SEPTEMBER 30,                         1999      1998     1999      1998
----------------------------------                        -------   ------   -------   -------
Clark/Bardes............................................  $ 3,351   $3,287   $11,034   $ 9,431
Bank Compensation Strategies............................    2,884    1,326     7,975     3,591
HealthCare Compensation Strategies......................    4,014       --     8,068
Corporate overhead -- note..............................    1,083       --     2,712        --
                                                          -------   ------   -------   -------
                                                          $11,332   $4,613   $29,789   $13,022
                                                          =======   ======   =======   =======
As a percentage of retained revenue:
  Clark/Bardes..........................................     54.2%    80.2%     52.4%     86.9%
  Bank Compensation Strategies..........................     79.7%    53.5%     78.5%     55.2%
  HealthCare Compensation Strategies....................     74.3%      --      76.4%
          Total.........................................     74.6%    70.1%     71.3%     75.0%

---------------

Note -- prior to 1999, Corporate overhead was included in the Clark/Bardes Division.

     The increase in general and administrative expenses should be reviewed in the same context as the decrease in commission expense. Since the beginning of the year, two significant events have impacted this relationship:

     - the acquisition of NICB -- prior to our acquiring NICB, it functioned as an independent producer for BCS. With the acquisition; commission previously paid to NICB by BCS have been replaced, in part, by salaries to the former owners;

     - the acquisition of MCG (now HCS) -- all of HCS's sales force are company personnel -- HCS does not rely on any independent producers thus their selling expense is also reflected in salaries.

     The overall increase in general and administrative expense may be analyzed as follows:

1999 -- 1998                                                            INCREASE
------------                                                            --------
Third quarter:
  Existing businesses.......................................  $ 2,243
  Acquisitions..............................................    4,476
                                                              -------
                                                              $ 6,719    121.7%
                                                              =======    ======
Nine months:
  Existing businesses.......................................  $ 6,943
  Acquisitions..............................................    9,824
                                                              -------
                                                              $16,767    107.9%
                                                              =======    ======

     The most important factor to consider, however, is that the rate of increase in general and administrative expenses remains lower than the rate of increase in gross profit. By way of comparison for the periods:

1999 -- 1998                                                            INCREASE
------------                                                            --------
Three months:
  Gross profit..............................................  $ 8,625    131.2%
  General and administrative expense........................    6,710    121.7
Nine months:
  Gross profit..............................................   24,405    140.6
  General and administrative expense........................   16,767    107.9

OTHER EXPENSES

                                                              THREE MONTHS      NINE MONTHS
                                                             --------------   ---------------
            FOR THE PERIOD ENDED SEPTEMBER 30,                1999    1998     1999     1998
            ----------------------------------               ------   -----   ------   ------
Amortization of intangibles................................  $1,237   $ 356   $3,009   $  798
Nonrecurring operating expense.............................      --     500       --    4,800
Interest expense -- net....................................     790     544    2,209    2,180
Income taxes...............................................     833    (806)   2,838     (801)

     Amortization: Amortization expense increased $881,000 for the three month period and $2.2 million for the nine month period ended September 30, 1999, reflecting a full quarter and six months of amortization for the Schoenke and Wiedemann acquisitions in 1998, as well as the MCG and NICB acquisitions in the second quarter of 1999.

     Nonrecurring operating expense: In 1998, we recognized the expense related to the increased market value of certain put warrants. These warrants were redeemed in a later period for $4.8 million and the cost was not deductible for federal income tax purposes. Other than our employee stock option plans, we do not have any other convertible securities outstanding.

     Interest Expense -- net: Net interest costs increased $246,000 or 45.2% in the third quarter and $29,000 or 1.3% for the nine months ended September 30, 1999. Three factors contributed to this:

     - lower average monthly borrowings for the first six months of 1999;

     - lower interest costs resulting from the new Bank One credit facility starting January 1, 1999;

     - emphasizing cash flow and dedicating all excess cash to paying down acquisition debt.

With increased borrowings as a result of our acquisition program, these costs may be expected to increase in subsequent quarters.

     Federal Income Taxes: Federal income tax expense was 43.6% of income before taxes for the quarter ended September 30, 1999, and 41.6% for the nine months. This compares to 40% as our normal combined federal and state income tax rate. The rate for the six months ended June 30, 1999 was 40.8%.

     Like all corporations, we have a certain amount of expenses that are not deductible for federal income tax purposes. They are closely controlled and do not exceed the amounts management deems prudent for such outlays. The basic reason for the excessive tax rate was the low level of taxable income for the periods and the effect of losing a large amount of deductions on a low base of earnings.

FINANCIAL CONDITION AND LIQUIDITY

     We continue to generate strong cash flow from operations. We use the net cash from operating activities to fund capital expenditures and small acquisitions. We expect that large future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance that such funds will be available and, if so, on terms acceptable to us.

              NINE MONTHS ENDED SEPTEMBER 30,                   1999       1998      CHANGE
              -------------------------------                 --------   --------   --------
Cash flows from (used in):
  Operations................................................  $ 10,609   $  4,013   $  6,596
  Investing.................................................   (59,791)   (16,570)   (43,221)
  Financing.................................................    40,485     24,698     15,787

  Cash Flows from Operating Activities

     Our cash flow from operations for the nine months ended September 30, 1999, improved significantly over that of the comparable nine month period in 1998. The components were:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            -----------------   INCREASE/(DECREASE)
                                                             1999      1998           IN CASH
                                                            -------   -------   -------------------
Net income (loss) plus non-cash expenses..................  $ 7,511   $(1,608)        $ 9,119
Changes in operating assets and liabilities...............    3,098     5,621          (2,523)
                                                            -------   -------         -------
Cash flow from operating activities.......................  $10,609   $ 4,013         $ 6,596
                                                            =======   =======         =======

     In this regard, it is noted that the working capital ratio declined to .67 to one at September 30, 1999 compared with 1.54 to one at December 31, 1999. As an acquiring company, a great deal of our acquisitions are funded through debt -- either bank borrowings or sellers' notes. Because of this and the strong cash generated by operations, management has determined to dedicate all excess cash to the reduction of bank borrowings and, as a result, only cash for reasonably foreseeable needs and expenses is retained. As an example of this, the entire $13.8 million cash portion of the acquisition of The Wamberg Organization and Wamberg Financial Corporation was accomplished without any additional borrowings.

  Cash Used in Investing Activities

     Acquisitions accounted for $53.3 million of the $59.8 million used in investing activities. The balance was comprised of $6.5 million for purchase of equipment and various assets such as deferred debt expenses and artwork acquired with MCG.

     Cash spending for acquisitions included:

  - MCG/HealthCare............................................   $17.4 million
  - The Wamberg Corporation and Wamberg Financial Corporation
    including the $7.5 million purchase of renewal revenue in
    January 1999..............................................   $21.3 million

     We expect acquisitions to continue for the remainder of the year and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

  Cash Flows from Financing Activities

     In January 1999, we entered into a $65.0 million credit agreement consisting of a $35.0 million revolving credit facility and two term loans of $25.0 million and $5.0 million. In January 1999, we used $25.0 million of the term loans to retire existing debt. The remaining $5.0 million is available for working capital. The loan is at a fixed rate of 7.08% for the first year and at a floating rate based on the London Interbank Offered Rate plus 2.25% thereafter. The loan matures on December 31, 2004 with interest and principal payable quarterly starting March 31, 1999. The credit agreement contains restrictive covenants which, among other things, require mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances, and certain change in control provisions. Since restructuring our debt, we have drawn down on the new line for $55.1 million of which $25.0 million was used to repay the old debt $19.0 million for acquisitions, and $11.1 million for general operating purposes. Since then, $23.8 million of the acquisition and operating debt has been repaid.

     In June, we sold 1,000,000 shares of common stock to Conning Insurance Capital Limited Partnership V, L. P. for $17 million in a private placement. Approximately $12 million was used to pay down the Bank One acquisition debt.

     In an effort to reduce interest costs, management has directed that all cash beyond reasonably foreseeable needs be used to pay down debt. Since the company has a $5 million stand-by working capital line and $10 million in accounts receivable, this program has been implemented.

     We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations. We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to represent approximately $230 million over the next five years. However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

     As our business grows, our working capital and capital expenditures requirements will also continue to increase. We believe that net cash flows from operations will be sufficient to finance our debt payments, working capital and capital expenditures for the next twelve months. There can be no assurance, however, that the net cash flows from operations will be sufficient to meet our anticipated requirements or that we will not require additional debt or equity financing within this time frame. We may continue to issue stock to finance future acquisitions.

MARKET RISK

     We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes and changes in corporate tax rates. Specifically, a portion of our Bank One credit line bears interest at the floating London Interbank Offered Rate (LIBOR). We may employ risk management strategies, including the use of derivatives such as interest rate swap agreements, to manage those exposures. We do not hold derivatives for trading purposes.

     It is our policy to enter into interest rate swap transactions only to the extent necessary to achieve our desired objectives of limiting our exposures to the interest rate risks discussed above. We do not hedge our market risk exposure in a manner that would completely eliminate the impact of changes in interest rates on our net income. We do not expect that our results of operations or liquidity will be materially affected by these risk management strategies.

     Coincident with entering into credit facility and term loan agreements, we have entered into two interest rate swap agreements with a bank affiliated with the lending group to fix the interest rates. The first agreement went into effect on July 6, 1999 and fixes the interest rate at 5.76% on $15 million of the debt. The second agreement goes into effect on January 18, 2000 and fixes the rate at 5.29% on $15 million of the debt.

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

  State of Readiness

     Based on previous and ongoing internal reviews, we believe we have identified all potential hardware and software that may not function properly with respect to dates in the year 2000 and thereafter. We will continue our assessment of year 2000 issues and take steps to prevent these issues from adversely affecting our future operating results. This process includes, but is not limited to, the following:

     - We reviewed all our software and systems to determine what was not year 2000 compatible and we are upgrading any that are not compliant.

     - We contacted all of our major suppliers and vendors to determine if they had a plan in place to become Y2K compliant, and what problems we might expect if they would not be.

     - We contacted all our suppliers and providers in areas such as employee benefit plan carriers, office supplies and equipment providers, building facilities managers or providers of elevators and utilities for their plans to become Y2K compliant and to report on their progress.

     - We have reviewed all internal office machines, such as fax machines, copiers, the security system, the phone system, etc.

     - We have contacted all our carriers and providers of client-related policies and services to determine their plans to become Y2K compliant, and to report on their progress, so we could be assured our clients would receive seamless service.

This assessment and readiness process has been completed, however, we continue to focus on specific issues.

     In our assessment of year 2000 issues, we specifically focused on our software applications and associated software products, hardware, facilities, communications equipment and security systems. Our proprietary financial modeling and administrative systems that support our insurance-financed employee benefit programs were designed to be year 2000 ready. During 1998, we upgraded our network software to be year 2000 compliant.

     In addition;

     - We have completed upgrades to most of our hardware, with the last of our hardware upgrades scheduled completed at the end of September 1999.

     - We completed upgrades to our software by the end of September 1999.

     - We have completed upgrades to our telephone and security systems within the last year to make them compliant. We believe all office equipment is now 100% compliant.

     - Major suppliers, vendors and carriers have provided us written statements assuring us that they are or will be year 2000 compliant by the end of 1999.

  Third Party Issues

     In addition to evaluating our own systems for year 2000 compliance, we have communicated with and requested information from our important clients and carriers to determine the extent to which interfaces with such entities are vulnerable to year 2000 issues and the extent to which the internal systems of such entities are vulnerable to year 2000 issues. Third parties that have relationships with us, including insurance companies and clients, may experience significant operational difficulties if their computer systems do not properly recognize date sensitive information when the year changes to 2000. These computer malfunction issues may have a material adverse effect on the operations of such third parties, which may, in turn, have a material adverse effect on us. We are not able to determine the extent to which such third parties, such as insurance companies and clients, may experience year 2000 issues. Any year 2000 problem of either us or third parties that have relationships with us could have a material adverse effect on our business, results of operations and financial condition.

  Costs

     Our costs, as of September 30, 1999, related to the Year 2000 compliance efforts total approximately $400,000, and we do not expect our total costs to materially exceed this amount. We funded these costs with cash generated from operations.

  Continuing Plan

     We believe our own systems and software, as well as all internal office equipment will be 100% compliant before year end and we believe our vendors and suppliers are actively working to achieve the same results. However, we cannot make the same assertion with respect to our clients or carriers.

     In the event a problem occurs that is out of our control, we have developed a contingency plan along the following lines:

     - MIS and Corporate Services (facilities) staff members will be working the weekend of December 31 to January 2 to monitor systems and facilities conditions immediately as of January 1, 2000.

     - To protect our systems from data loss due to any power surges, we will shut them down the evening of December 31, 1999. We will then power them back up the morning of January 1, 2000.

     - We will run one last back up on December 31, 1999 to ensure we have all data from the close of the last business day backed up and saved off site so we can recreate all systems and data if we lose our systems altogether.

     - We keep hard copies of all documents sent to clients and carriers, and our carriers have copies of most of the paperwork. Therefore, we can recreate our activity through that paper trail.

     - We can also use that paper trail to prove when documents, checks or other information was sent to carriers, clients or banks so we can provide proof of when a document or check should have been received and calculate and charge back for any impact the delay of a deposit, etc., would have on a client's account balance or premium value.

     - We have numerous staff members who have remote access to our systems so we could get at our systems and data remotely if we have any problem getting into our office. In addition, we store all documents that have already been imaged, as well as all back up tapes of our data at an offsite location which we could also access in the event we could not gain access to our office.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This Form 10-Q and the documents incorporated by reference in this Form may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs and assumptions of our management as well as information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to the following:

- risks associated with changes in tax legislation

- dependence on key producers and services of key personnel

- dependence on persistency of existing business

- credit risk related to renewal revenue

- acquisition risks

- risks related to significant intangible assets
- dependence on certain insurance companies

- dependence on information processing systems and risk of error or omissions

- competitive factors and pricing pressures

- risks posed by the year 2000 date change

- changes in legal and regulatory requirements and general economic conditions

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

     Coincident with the credit facility and floating rate agreements, CBI has entered into two interest rate swap agreements with a bank affiliated with the lending group to fix the interest rates. The first agreement went into effect on July 6, 1999 and fixes the interest rate at 5.76% on $15 million of the debt. The second agreement goes into effect on January 18, 2000 and fixes the rate at 5.29% on $15 million of the debt.

                           PART II. OTHER INFORMATION

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           2.1           -- Reorganization Agreement, by and among Clark/Bardes,
                            Inc., Clark/Bardes, Inc. and the Predecessor Company
                            (Incorporated herein by reference to Exhibit 2.1 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
           2.2           -- Letter of Intent, dated May 29, 1998, from Clark/Bardes,
                            Inc. and the Schoenke Companies (Incorporated herein by
                            reference to Exhibit 2.2 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
           2.3           -- Asset Purchase Agreement, dated September 5, 1997, among
                            Clark/Bardes, Inc., Bank Compensation Strategies, Inc.,
                            et al. (Incorporated herein by reference to Exhibit 2.3
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
           2.4           -- Letter of Understanding, dated October 1, 1998, by and
                            between Clark/Bardes Holdings, Inc. and the Wiedemann &
                            Johnson Company (Incorporated herein by reference to
                            Exhibit 10 of Clark/Bardes' Quarterly Report on Form
                            10-Q, File No. 000-24769, filed with the SEC on November
                            16, 1998).
           2.5           -- Asset Purchase Agreement, dated September 18, 1998, with
                            Schoenke & Associates Corporation, Schoenke & Associates
                            Securities Corporation and Raymond F. Schoenke, Jr.
                            (Incorporated herein by reference to Exhibit 2.2 of
                            Clark/Bardes' Current Report on Form 8-K, File No.
                            000-24769, filed with the SEC on October 2, 1998).
           2.6           -- Asset Purchase Agreement, dated November 16, 1998, by and among Clark/Bardes, Inc., Clark/Bardes, Inc., Wiedemann &
                            Johnson Company, Bruce Hlavacek and Jennie Hlavacek
                            (Incorporated herein by reference to Exhibit 2.6 of
                            Clark/Bardes' Annual Report on Form 10-K, File No.
                            000-24769, filed with the SEC on March 31, 1999).
           2.7           -- Asset Purchase Agreement, dated April 15, 1999, by and
                            among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc.,
                            Phynque, Inc., and certain shareholders of Phynque, Inc.
                            (Incorporated herein by reference to Exhibit 2.1 of
                            Clark/Bardes' Current Report on Form 8-K, File No.
                            000-24769, filed with the SEC on April 20, 1999).
           2.8           -- Agreement and Plan of Reorganization, dated May 18, 1999, by and among Clark/Bardes Holdings, Inc., NICB Agency,
                            Inc., and David Shuster, Lynn High, Kathy Smith, and
                            Kelly Earls (Incorporated herein by reference to Exhibit
                            2.8 of Clark/Bardes' Quarterly Report on Form 10-Q, File
                            No. 000-24769, filed with the SEC on August 16, 1999).
           2.9           -- Asset and Stock Purchase Agreement, dated September 1,
                            1999, by and among Clark/Bardes, Inc. and The Wamberg
                            Organization Inc. and W.T. Wamberg (Incorporated herein
                            by reference to Exhibit 2.1 of Clark/Bardes' Current
                            Report on Form 8-K, File No. 000-24769, filed with the
                            SEC on September 16, 1999).
           3.1           -- Certificate of Incorporation of Clark/Bardes, Inc.
                            (Incorporated herein by reference to Exhibit 3.1 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799, filed with the SEC on July 12, 1998).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.2           -- Bylaws of Clark/Bardes, Inc. (Incorporated by reference to Exhibit 3.2 to Clark/ Bardes' Registration Statement
                            on Form S-1, File No. 333-56799, filed with the SEC on
                            July 12, 1998).
           3.3           -- Certificate of Amendment (Incorporated herein by
                            reference to Exhibit 3.3 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
           3.4           -- Certificate of Designation (Incorporated herein by
                            reference to Exhibit 3.4 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
           3.5           -- Certificate of Merger of NICB Agency, Inc. and
                            Clark/Bardes Holdings, Inc. (Incorporated herein by
                            reference to Exhibit 3.5 of Clark/Bardes' Quarterly
                            Report on Form 10-Q, File No. 000-24769, filed with the
                            SEC on August 16, 1999).
           4.1           -- Specimen Certificate for shares of Common Stock, par
                            value $.01 per share, of Clark/Bardes Holdings, Inc.
                            (Incorporated herein by reference to Exhibit 4.1 of
                            Clark/Bardes' Amendment No. 1 to the Registration
                            Statement on Form S-1, File No. 333-56799 filed with the
                            SEC on July 27, 1998).
           4.2           -- Rights Agreement, dated as of July 10, 1998, by and
                            between Clark/Bardes, Inc. and The Bank of New York
                            (Incorporated herein by reference to Exhibit 4.4 of
                            Clark/Bardes' Quarterly Report on Form 10-Q, File No.
                            000-24769, filed with the SEC on November 16, 1998).
          10.1           -- Clark/Bardes, Inc. 1998 Stock Option Plan (Incorporated
                            herein by reference to Exhibit 10.1 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.2           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes Agency of Ohio, Inc.
                            (Incorporated herein by reference to Exhibit 10.2 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.3           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes Securities, Inc.
                            (Incorporated herein by reference to Exhibit 10.3 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.4           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes, Inc. of Pennsylvania
                            (Incorporated herein by reference to Exhibit 10.4 of
                            Clark/Bardes Registration Statement on Form S-1, File No.
                            333-56799).
          10.5           -- Principal Office Agreement, dated July 29, 1993, by and between W.T. Wamberg and Clark/Bardes, Inc. (Incorporated
                            herein by reference to Exhibit 10.5 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.6           -- Buy-Sell Agreement for Clark/Bardes Agency of Ohio, Inc.,
                            dated April 1996, by and between Clark/Bardes Securities,
                            Inc., Clark/Bardes Agency of Ohio, Inc. and Robert
                            Kelleher (Incorporated herein by reference to Exhibit
                            10.6 of Clark/Bardes' Registration Statement on Form S-1,
                            File No. 333-56799).
          10.7           -- Note and Warrant Purchase Agreement, dated September 8,
                            1997, by and between Clark/Bardes, Inc. and Great-West,
                            Life Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.7 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.8           -- Note Agreement, dated September 8, 1997, by and between
                            Clark/Bardes, Inc., Great-West, Life Investors and
                            Nationwide (Incorporated herein by reference to Exhibit
                            10.8 of Clark/Bardes' Registration Statement on Form S-1,
                            File No. 333-56799).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.9           -- Form of Common Stock Purchase Warrant, dated September 8,
                            1997 (Incorporated herein by reference to Exhibit 10.9 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-6799).
          10.10          -- Form of 11.00% Secured Priority Senior Secured Note Due
                            August 2004 (Incorporated herein by reference to Exhibit
                            10.10 of Clark/Bardes' Registration Statement on Form
                            S-1, File No. 333-56799).
          10.11          -- Form of 10.50% Senior Secured Note Due August 2004
                            (Incorporated herein by reference to Exhibit 10.11 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.12          -- Convertible Subordinated Note, dated September 1997
                            (Incorporated herein by reference to Exhibit 10.12 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.13          -- Medium Term Note, dated September 1997 (Incorporated
                            herein by reference to Exhibit 10.13 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.14          -- Stock Purchase Agreement, dated August 22, 1997, by and among Clark/Bardes, Inc., Malcolm N. Briggs, Steven J.
                            Cochlan, G.F. Pendleton, and Don R. Teasley (Incorporated
                            herein by reference to Exhibit 10.14 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.15          -- Stock Purchase Agreement, dated August 1997, by and among
                            Clark/Bardes, Inc. and Henry J. Smith (Incorporated
                            herein by reference to Exhibit 10.15 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.16          -- Lease Agreement, dated April 24, 1998, by and between
                            Northland Center Limited Partnership and Clark/Bardes,
                            Inc. (Incorporated herein by reference to Exhibit 10.16
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.17          -- Lease Agreement, dated December 30, 1994, by and between
                            C-W#5, Ltd., and Clark/Bardes, Inc. (Incorporated herein
                            by reference to Exhibit 10.17 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.18          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998, to Nationwide (Incorporated herein by reference to
                            Exhibit 10.18 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).
          10.19          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998 to Life Investors (Incorporated herein by reference
                            to Exhibit 10.19 of Clark/Bardes' Registration Statement
                            on Form S-1, File No. 333-56799).
          10.20          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998, to Great-West (Incorporated herein by reference to
                            Exhibit 10.20 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).
          10.21          -- Phantom Stock Agreement, dated September 5, 1997, by and between Clark/ Bardes, Inc. and Steven J. Cochlan
                            (Incorporated herein by reference to Exhibit 10.21 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.22          -- Employment Agreement, dated November 21, 1996, by and
                            between Clark/Bardes, Inc. and Kurt J. Laning
                            (Incorporated herein by reference to Exhibit 10.22 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.23          -- Employment Agreement, dated March 28, 1995, by and
                            between Clark/Bardes, Inc. and Keith L. Staudt
                            (Incorporated herein by reference to Exhibit 10.23 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.24          -- Employment Agreement, dated August 23, 1993, by and
                            between Clark/Bardes, Inc. and Larry Sluder (Incorporated
                            herein by reference to Exhibit 10.24 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.25          -- Employment Agreement, dated March 7, 1993, by and between
                            Clark/Bardes, Inc. and Ronald A. Roth (Incorporated
                            herein by reference to Exhibit 10.25 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.26          -- Employment Agreement, dated April 15, 1991, by and
                            between Clark/Bardes, Inc. and Sue A. Leslie
                            (Incorporated herein by reference to Exhibit 10.26 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.27          -- Employment Agreement, dated June 9, 1993, by and between
                            Clark/Bardes, Inc. and William J. Gallegos (Incorporated
                            herein by reference to Exhibit 10.27 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.28          -- Tax Indemnity Agreement by and between Clark/Bardes
                            Holdings, Inc., Clark/Bardes, Inc. and certain former
                            Shareholders of the Predecessor Company (Incorporated
                            herein by reference to Exhibit 10.28 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.29          -- Form of Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.30          -- Form of Employment Agreement, effective as of September
                            1, 1998, by and between Clark/Bardes, Inc. and Robert E.
                            Miller (Incorporated herein by reference to Exhibit 10.30
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.31          -- Form of Employment Agreement, effective as of July 1,
                            1998, by and between Clark/Bardes, Inc. and Thomas M.
                            Pyra (Incorporated herein by reference to Exhibit 10.31
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.32          -- Form of Employment Agreement, effective as of July 1,
                            1998, by and between Clark/Bardes Holdings, Inc. and
                            Melvin G. Todd (Incorporated herein by reference to
                            Exhibit 10.32 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-36799).
          10.33          -- Form of Commission Transfer Agreement by and between W.T.
                            Wamberg, The Wamberg Organization, Inc. and Clark/Bardes,
                            Inc. (Incorporated herein by reference to Exhibit 10.33
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.34          -- Letter of Agreement, dated July 24, 1998, to Great-West,
                            Life Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.34 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.35          -- Employment Agreement, dated September 1, 1997, by and
                            between Clark/Bardes, Inc. and Richard C. Chapman
                            (Incorporated herein by reference to Exhibit 10.35 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.36          -- Put Rights Agreement, dated as of September 9, 1997, by and among Clark/Bardes, Inc., Great-West, Life Investors
                            and Nationwide (Incorporated herein by reference to
                            Exhibit 10.38 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).
          10.37          -- Participation Rights Agreement, dated as of September 9,
                            1997, by and among Clark/Bardes, Inc., Great-West, Life
                            Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.39 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.38          -- Registration Rights Agreement, dated as of September 9,
                            1997, by and among Clark/Bardes, Inc., Great-West, Life
                            Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.40 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.39          -- Form of Letter Agreement between Phoenix Home Life and
                            Clark/Bardes Holdings (Incorporated herein by reference
                            to Exhibit 10.41 of Clark/Bardes' Registration Statement
                            on Form S-1, File No. 333-56799).
          10.40          -- Letter Agreement, dated August 14, 1998, between
                            Nationwide and Clark/Bardes Holdings (Incorporated herein
                            by reference to Exhibit 10.42 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.41          -- Letter Agreement, dated August 14, 1998, between
                            Great-West and Clark/Bardes Holdings (Incorporated herein
                            by reference to Exhibit 10.43 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.42          -- Letter Agreement, dated August 17, 1998, between General
                            American and Clark/ Bardes Holdings (Incorporated herein
                            by reference to Exhibit 10.44 of Clark/ Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.43          -- 1998 Non-Employee Director Stock Option Plan
                            (Incorporated herein by reference to Exhibit 4.7 of
                            Clark/Bardes' Registration Statement on Form S-8, File
                            No. 333-68163, filed with the SEC on December 1, 1998).
          10.44          -- Credit Agreement, dated January 15, 1999, among
                            Clark/Bardes, Inc., Bank One Texas, N.A., U.S. Bank
                            National Association, certain financial institutions, and
                            Banc One Capital Markets, Inc. (Incorporated herein by
                            reference to Exhibit 10.46 of Clark/Bardes' Annual Report
                            on Form 10-K, File No. 000-24769, filed with the SEC on
                            March 31, 1999).
          10.45          -- Lease Agreement, dated December 30, 1996, by and between
                            Bellemead Development Corporation and Schoenke &
                            Associates Corporation (Incorporated herein by reference
                            to Exhibit 10.47 of Clark/Bardes' Annual Report on Form
                            10-K, File No. 000-24769, filed with the SEC on March 31,
                            1999).
          10.46          -- Lease of Office Space, dated February 20, 1990, by and
                            between T.N.C. Northstar Associates Limited Partnership
                            and Phynque, Inc., as amended (Incorporated herein by
                            reference to Exhibit 10.46 of Clark/Bardes' Quarterly
                            Report on Form 10-Q, File No. 000-24769, filed with the
                            SEC on August 16, 1999).
          10.47          -- Form of Employment Agreement, dated April 5, 1999, by and between Clark/ Bardes, Inc. and Donald Wegmiller
                            (Incorporated herein by reference to Exhibit 10.47 of
                            Clark/Bardes' Quarterly Report on Form 10-Q, File No.
                            000-24769, filed with the SEC on August 16, 1999).
         *10.48          -- Employment Agreement, dated as of September 1, 1999, by and between Clark/ Bardes Holdings, Inc. and W.T.
                            Wamberg.
         *10.49          -- [NORTH BARRINGTON LEASE]

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          22.1           -- Definitive Proxy Statement dated March 31, 1999
                            (Incorporated herein by reference to File No. 000-24769,
                            filed with the SEC on March 31, 1999).
         *27.1           -- Financial Data Schedule for 3 months (included with SEC filed copy only).
         *27.2           -- Financial Data Schedule for 9 months (included with SEC filed copy only).


---------------

* Filed herewith.

     (b) Reports on Form 8-K

     Form 8-K, File No. 000-24769, filed on September 6, 1999, as amended by Amendment No. 1, filed on October 4, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CLARK/BARDES HOLDINGS, INC.

Date  11/02/99

                                                    /s/ W.T. WAMBERG
                                            ------------------------------------
                                                        W.T. Wamberg
                                               President and Chief Executive
                                                          Officer

Date  11/02/99

                                                   /s/ THOMAS M. PYRA
                                            ------------------------------------
                                                       Thomas M. Pyra
                                             Vice President and Chief Financial
                                                          Officer
                                               (Principal Financial Officer)

Date  11/02/99

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           2.1           -- Reorganization Agreement, by and among Clark/Bardes,
                            Inc., Clark/Bardes, Inc. and the Predecessor Company
                            (Incorporated herein by reference to Exhibit 2.1 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
           2.2           -- Letter of Intent, dated May 29, 1998, from Clark/Bardes,
                            Inc. and the Schoenke Companies (Incorporated herein by
                            reference to Exhibit 2.2 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
           2.3           -- Asset Purchase Agreement, dated September 5, 1997, among
                            Clark/Bardes, Inc., Bank Compensation Strategies, Inc.,
                            et al. (Incorporated herein by reference to Exhibit 2.3
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
           2.4           -- Letter of Understanding, dated October 1, 1998, by and
                            between Clark/Bardes Holdings, Inc. and the Wiedemann &
                            Johnson Company (Incorporated herein by reference to
                            Exhibit 10 of Clark/Bardes' Quarterly Report on Form
                            10-Q, File No. 000-24769, filed with the SEC on November
                            16, 1998).
           2.5           -- Asset Purchase Agreement, dated September 18, 1998, with
                            Schoenke & Associates Corporation, Schoenke & Associates
                            Securities Corporation and Raymond F. Schoenke, Jr.
                            (Incorporated herein by reference to Exhibit 2.2 of
                            Clark/Bardes' Current Report on Form 8-K, File No.
                            000-24769, filed with the SEC on October 2, 1998).
           2.6           -- Asset Purchase Agreement, dated November 16, 1998, by and among Clark/Bardes, Inc., Clark/Bardes, Inc., Wiedemann &
                            Johnson Company, Bruce Hlavacek and Jennie Hlavacek
                            (Incorporated herein by reference to Exhibit 2.6 of
                            Clark/Bardes' Annual Report on Form 10-K, File No.
                            000-24769, filed with the SEC on March 31, 1999).
           2.7           -- Asset Purchase Agreement, dated April 15, 1999, by and
                            among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc.,
                            Phynque, Inc., and certain shareholders of Phynque, Inc.
                            (Incorporated herein by reference to Exhibit 2.1 of
                            Clark/Bardes' Current Report on Form 8-K, File No.
                            000-24769, filed with the SEC on April 20, 1999).
           2.8           -- Agreement and Plan of Reorganization, dated May 18, 1999, by and among Clark/Bardes Holdings, Inc., NICB Agency,
                            Inc., and David Shuster, Lynn High, Kathy Smith, and
                            Kelly Earls (Incorporated herein by reference to Exhibit
                            2.8 of Clark/Bardes' Quarterly Report on Form 10-Q, File
                            No. 000-24769, filed with the SEC on August 16, 1999).
           2.9           -- Asset and Stock Purchase Agreement, dated September 1,
                            1999, by and among Clark/Bardes, Inc. and The Wamberg
                            Organization Inc. and W.T. Wamberg (Incorporated herein
                            by reference to Exhibit 2.1 of Clark/Bardes' Current
                            Report on Form 8-K, File No. 000-24769, filed with the
                            SEC on September 16, 1999).
           3.1           -- Certificate of Incorporation of Clark/Bardes, Inc.
                            (Incorporated herein by reference to Exhibit 3.1 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799, filed with the SEC on July 12, 1998).
           3.2           -- Bylaws of Clark/Bardes, Inc. (Incorporated by reference to Exhibit 3.2 to Clark/ Bardes' Registration Statement
                            on Form S-1, File No. 333-56799, filed with the SEC on
                            July 12, 1998).
           3.3           -- Certificate of Amendment (Incorporated herein by
                            reference to Exhibit 3.3 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
           3.4           -- Certificate of Designation (Incorporated herein by
                            reference to Exhibit 3.4 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.5           -- Certificate of Merger of NICB Agency, Inc. and
                            Clark/Bardes Holdings, Inc. (Incorporated herein by
                            reference to Exhibit 3.5 of Clark/Bardes' Quarterly
                            Report on Form 10-Q, File No. 000-24769, filed with the
                            SEC on August 16, 1999).
           4.1           -- Specimen Certificate for shares of Common Stock, par
                            value $.01 per share, of Clark/Bardes Holdings, Inc.
                            (Incorporated herein by reference to Exhibit 4.1 of
                            Clark/Bardes' Amendment No. 1 to the Registration
                            Statement on Form S-1, File No. 333-56799 filed with the
                            SEC on July 27, 1998).
           4.2           -- Rights Agreement, dated as of July 10, 1998, by and
                            between Clark/Bardes, Inc. and The Bank of New York
                            (Incorporated herein by reference to Exhibit 4.4 of
                            Clark/Bardes' Quarterly Report on Form 10-Q, File No.
                            000-24769, filed with the SEC on November 16, 1998).
          10.1           -- Clark/Bardes, Inc. 1998 Stock Option Plan (Incorporated
                            herein by reference to Exhibit 10.1 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.2           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes Agency of Ohio, Inc.
                            (Incorporated herein by reference to Exhibit 10.2 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.3           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes Securities, Inc.
                            (Incorporated herein by reference to Exhibit 10.3 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.4           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes, Inc. of Pennsylvania
                            (Incorporated herein by reference to Exhibit 10.4 of
                            Clark/Bardes Registration Statement on Form S-1, File No.
                            333-56799).
          10.5           -- Principal Office Agreement, dated July 29, 1993, by and between W.T. Wamberg and Clark/Bardes, Inc. (Incorporated
                            herein by reference to Exhibit 10.5 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.6           -- Buy-Sell Agreement for Clark/Bardes Agency of Ohio, Inc.,
                            dated April 1996, by and between Clark/Bardes Securities,
                            Inc., Clark/Bardes Agency of Ohio, Inc. and Robert
                            Kelleher (Incorporated herein by reference to Exhibit
                            10.6 of Clark/Bardes' Registration Statement on Form S-1,
                            File No. 333-56799).
          10.7           -- Note and Warrant Purchase Agreement, dated September 8,
                            1997, by and between Clark/Bardes, Inc. and Great-West,
                            Life Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.7 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.8           -- Note Agreement, dated September 8, 1997, by and between
                            Clark/Bardes, Inc., Great-West, Life Investors and
                            Nationwide (Incorporated herein by reference to Exhibit
                            10.8 of Clark/Bardes' Registration Statement on Form S-1,
                            File No. 333-56799).
          10.9           -- Form of Common Stock Purchase Warrant, dated September 8,
                            1997 (Incorporated herein by reference to Exhibit 10.9 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-6799).
          10.10          -- Form of 11.00% Secured Priority Senior Secured Note Due
                            August 2004 (Incorporated herein by reference to Exhibit
                            10.10 of Clark/Bardes' Registration Statement on Form
                            S-1, File No. 333-56799).
          10.11          -- Form of 10.50% Senior Secured Note Due August 2004
                            (Incorporated herein by reference to Exhibit 10.11 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.12          -- Convertible Subordinated Note, dated September 1997
                            (Incorporated herein by reference to Exhibit 10.12 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.13          -- Medium Term Note, dated September 1997 (Incorporated
                            herein by reference to Exhibit 10.13 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.14          -- Stock Purchase Agreement, dated August 22, 1997, by and among Clark/Bardes, Inc., Malcolm N. Briggs, Steven J.
                            Cochlan, G.F. Pendleton, and Don R. Teasley (Incorporated
                            herein by reference to Exhibit 10.14 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.15          -- Stock Purchase Agreement, dated August 1997, by and among
                            Clark/Bardes, Inc. and Henry J. Smith (Incorporated
                            herein by reference to Exhibit 10.15 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.16          -- Lease Agreement, dated April 24, 1998, by and between
                            Northland Center Limited Partnership and Clark/Bardes,
                            Inc. (Incorporated herein by reference to Exhibit 10.16
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.17          -- Lease Agreement, dated December 30, 1994, by and between
                            C-W#5, Ltd., and Clark/Bardes, Inc. (Incorporated herein
                            by reference to Exhibit 10.17 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.18          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998, to Nationwide (Incorporated herein by reference to
                            Exhibit 10.18 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).
          10.19          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998 to Life Investors (Incorporated herein by reference
                            to Exhibit 10.19 of Clark/Bardes' Registration Statement
                            on Form S-1, File No. 333-56799).
          10.20          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998, to Great-West (Incorporated herein by reference to
                            Exhibit 10.20 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).
          10.21          -- Phantom Stock Agreement, dated September 5, 1997, by and between Clark/ Bardes, Inc. and Steven J. Cochlan
                            (Incorporated herein by reference to Exhibit 10.21 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.22          -- Employment Agreement, dated November 21, 1996, by and
                            between Clark/Bardes, Inc. and Kurt J. Laning
                            (Incorporated herein by reference to Exhibit 10.22 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.23          -- Employment Agreement, dated March 28, 1995, by and
                            between Clark/Bardes, Inc. and Keith L. Staudt
                            (Incorporated herein by reference to Exhibit 10.23 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.24          -- Employment Agreement, dated August 23, 1993, by and
                            between Clark/Bardes, Inc. and Larry Sluder (Incorporated
                            herein by reference to Exhibit 10.24 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.25          -- Employment Agreement, dated March 7, 1993, by and between
                            Clark/Bardes, Inc. and Ronald A. Roth (Incorporated
                            herein by reference to Exhibit 10.25 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.26          -- Employment Agreement, dated April 15, 1991, by and
                            between Clark/Bardes, Inc. and Sue A. Leslie
                            (Incorporated herein by reference to Exhibit 10.26 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.27          -- Employment Agreement, dated June 9, 1993, by and between
                            Clark/Bardes, Inc. and William J. Gallegos (Incorporated
                            herein by reference to Exhibit 10.27 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.28          -- Tax Indemnity Agreement by and between Clark/Bardes
                            Holdings, Inc., Clark/Bardes, Inc. and certain former
                            Shareholders of the Predecessor Company (Incorporated
                            herein by reference to Exhibit 10.28 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.29          -- Form of Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.30          -- Form of Employment Agreement, effective as of September
                            1, 1998, by and between Clark/Bardes, Inc. and Robert E.
                            Miller (Incorporated herein by reference to Exhibit 10.30
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.31          -- Form of Employment Agreement, effective as of July 1,
                            1998, by and between Clark/Bardes, Inc. and Thomas M.
                            Pyra (Incorporated herein by reference to Exhibit 10.31
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.32          -- Form of Employment Agreement, effective as of July 1,
                            1998, by and between Clark/Bardes Holdings, Inc. and
                            Melvin G. Todd (Incorporated herein by reference to
                            Exhibit 10.32 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-36799).
          10.33          -- Form of Commission Transfer Agreement by and between W.T.
                            Wamberg, The Wamberg Organization, Inc. and Clark/Bardes,
                            Inc. (Incorporated herein by reference to Exhibit 10.33
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.34          -- Letter of Agreement, dated July 24, 1998, to Great-West,
                            Life Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.34 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.35          -- Employment Agreement, dated September 1, 1997, by and
                            between Clark/Bardes, Inc. and Richard C. Chapman
                            (Incorporated herein by reference to Exhibit 10.35 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.36          -- Put Rights Agreement, dated as of September 9, 1997, by and among Clark/Bardes, Inc., Great-West, Life Investors
                            and Nationwide (Incorporated herein by reference to
                            Exhibit 10.38 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).
          10.37          -- Participation Rights Agreement, dated as of September 9,
                            1997, by and among Clark/Bardes, Inc., Great-West, Life
                            Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.39 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.38          -- Registration Rights Agreement, dated as of September 9,
                            1997, by and among Clark/Bardes, Inc., Great-West, Life
                            Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.40 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.39          -- Form of Letter Agreement between Phoenix Home Life and
                            Clark/Bardes Holdings (Incorporated herein by reference
                            to Exhibit 10.41 of Clark/Bardes' Registration Statement
                            on Form S-1, File No. 333-56799).
          10.40          -- Letter Agreement, dated August 14, 1998, between
                            Nationwide and Clark/Bardes Holdings (Incorporated herein
                            by reference to Exhibit 10.42 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.41          -- Letter Agreement, dated August 14, 1998, between
                            Great-West and Clark/Bardes Holdings (Incorporated herein
                            by reference to Exhibit 10.43 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.42          -- Letter Agreement, dated August 17, 1998, between General
                            American and Clark/ Bardes Holdings (Incorporated herein
                            by reference to Exhibit 10.44 of Clark/ Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.43          -- 1998 Non-Employee Director Stock Option Plan
                            (Incorporated herein by reference to Exhibit 4.7 of
                            Clark/Bardes' Registration Statement on Form S-8, File
                            No. 333-68163, filed with the SEC on December 1, 1998).
          10.44          -- Credit Agreement, dated January 15, 1999, among
                            Clark/Bardes, Inc., Bank One Texas, N.A., U.S. Bank
                            National Association, certain financial institutions, and
                            Banc One Capital Markets, Inc. (Incorporated herein by
                            reference to Exhibit 10.46 of Clark/Bardes' Annual Report
                            on Form 10-K, File No. 000-24769, filed with the SEC on
                            March 31, 1999).
          10.45          -- Lease Agreement, dated December 30, 1996, by and between
                            Bellemead Development Corporation and Schoenke &
                            Associates Corporation (Incorporated herein by reference
                            to Exhibit 10.47 of Clark/Bardes' Annual Report on Form
                            10-K, File No. 000-24769, filed with the SEC on March 31,
                            1999).
          10.46          -- Lease of Office Space, dated February 20, 1990, by and
                            between T.N.C. Northstar Associates Limited Partnership
                            and Phynque, Inc., as amended (Incorporated herein by
                            reference to Exhibit 10.46 of Clark/Bardes' Quarterly
                            Report on Form 10-Q, File No. 000-24769, filed with the
                            SEC on August 16, 1999).
          10.47          -- Form of Employment Agreement, dated April 5, 1999, by and between Clark/ Bardes, Inc. and Donald Wegmiller
                            (Incorporated herein by reference to Exhibit 10.47 of
                            Clark/Bardes' Quarterly Report on Form 10-Q, File No.
                            000-24769, filed with the SEC on August 16, 1999).
         *10.48          -- Employment Agreement, dated as of September 1, 1999, by and between Clark/ Bardes Holdings, Inc. and W.T.
                            Wamberg.
         *10.49          -- [NORTH BARRINGTON LEASE]
          22.1           -- Definitive Proxy Statement dated March 31, 1999
                            (Incorporated herein by reference to File No. 000-24769,
                            filed with the SEC on March 31, 1999).
         *27.1           -- Financial Data Schedule for 3 months (included with SEC filed copy only).
         *27.2           -- Financial Data Schedule for 9 months (included with SEC filed copy only).

---------------

* Filed herewith.