Form 10-K
period 1999-12-31
CLARK/BARDES HOLDINGS INC
filed 2000-03-29
CIK 1063980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          CLARK/BARDES HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      52-2103926
   (State of incorporation or organization)         (I.R.S. Employer Identification No.)

     102 SOUTH WYNSTONE PARK DRIVE, #200
          NORTH BARRINGTON, ILLINOIS                               60010
   (Address of principal executive offices)                      (Zip code)

      (Registrant's telephone number including area code): (847) 304-5800

          Securities Registered Pursuant to Section 12(b) of the Act:

             TITLE OF SECURITIES                       EXCHANGES ON WHICH REGISTERED
             -------------------                       -----------------------------
                     None                                      not applicable

          Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

        JUNIOR PARTICIPATING PREFERRED STOCK, SERIES A, PURCHASE RIGHTS
                           PAR VALUE, $.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 13, 2000, there were 9,769,826 shares of common stock outstanding.

     As of March 13, 2000, the aggregate market value of common equity held by non-affiliates was $67,704,033.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement for the 2000 annual meeting is incorporated into Part III of this Form 10-K by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
FORWARD-LOOKING STATEMENTS.................................................     1
PART I
  ITEM 1.      BUSINESS....................................................     2
  ITEM 2.      PROPERTIES..................................................    14
  ITEM 3.      LEGAL PROCEEDINGS...........................................    14
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    15
PART II
  ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.......................................    15
  ITEM 6.      SELECTED FINANCIAL DATA.....................................    16
  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.................................    17
  ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK......................................................    38
  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    38
  ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE..................................    38
PART III
  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    39
  ITEM 11.     EXECUTIVE COMPENSATION......................................    39
  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT................................................    39
  ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    39
PART IV
  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.......................................................    39
SIGNATURES.................................................................

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K and the documents included or incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may use words such as "anticipate", "believe", "estimate", "expect", "intend", "predict", or "project", and similar expressions, as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to the following:

     - changes in tax legislation;

     - federal and state regulations;

     - our dependence on a select group of insurance companies;

     - our dependence on key producers and services of key personnel;

     - our dependence on information processing systems and risk of errors or omissions;

     - our dependence on persistency of existing business;

     - risks associated with acquisitions;

     - significant intangible assets;

     - competitive factors and pricing pressures; and

     - general economic conditions;

     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we may have projected. Any forward-looking statements you read in this Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

                                     PART I

ITEM 1. BUSINESS

OUR COMPANY

     Clark/Bardes Holdings, Inc. wholly owns Clark/Bardes, Inc., which is the successor corporation to Clark/Bardes, Inc., a Texas corporation, formed in 1967. Clark/Bardes Holdings and Clark/Bardes were formed in June 1998 in contemplation of our initial public offering. The initial public offering was completed on August 19, 1998. Our corporate headquarters is located at 102 South Wynstone Park Drive, Suite 200, North Barrington, Illinois 60010, and our telephone number is (847) 304-5800.

     We are a nationally recognized firm that provides a variety of compensation and benefit services to U. S. corporations, banks and healthcare organizations. Our services include the evaluation, design, implementation and administration of innovative compensation and benefit programs for executives, key employees and other professionals. Over 2,200 corporate, banking and healthcare clients use these customized programs primarily to supplement and secure benefits for their executives, key employees and professionals and to offset the costs of employee benefit liabilities. We arrange for our clients to finance these programs using life insurance and other financial products. Generally our revenue is earned from:

     - consulting fees paid by our clients to evaluate and design executive compensation and benefit plans;

     - first-year and renewal commissions paid to us by the insurance companies that underwrite the insurance policies underlying our clients' compensation and benefit programs; and,

     - fees paid by our clients for ongoing administrative and other services.

     We typically receive renewal commissions and service and administration fees as long as the insurance policies underlying our clients' programs remain inforce.

     We have three operating divisions. Each of these divisions is focused on the evaluation, design, implementation and administration of innovative compensation and benefit programs that help each of their clients attract and retain executives, key employees and other professionals. Each of our divisions operates separately from a different location with its own executive, marketing and administrative staffs. The divisions operate separately because of the specific expertise required to serve distinct markets and the established name recognition of each division. Through these divisions, we are able to tailor compensation and benefit programs and consulting services to the unique needs of our clients.

     Our Clark/Bardes division markets to large corporations and banks with over $5 billion in assets. The Clark/Bardes division has as clients over 30 of the top 50 banks in the United States and over 200 large corporations representing a wide variety of industries. In addition to evaluating, designing, implementing and administering compensation and benefit programs for large corporations, the Clark/Bardes division also has been highly successful in providing business-owned life insurance programs for banks. The bank programs are designed to offset employee benefit costs, as well as to finance executive benefit programs.

     Our Bank Compensation Strategies division markets to community banks, which typically have less than $1 billion in assets. We estimate that there are over 7,000 community banks in the United States. Bank Compensation Strategies is a market leader with over 1,200 community bank clients. In addition to evaluating, designing, implementing and administering compensation and benefit programs, the Bank Compensation Strategies division also earns revenue from compensation and incentive consulting for executives, key employees and other professionals as well from ownership succession programs. The Bank Compensation Strategies division also has been highly successful providing business-owned life insurance programs to community banks.

     The Clark/Bardes and Bank Compensation Strategies divisions jointly market to banks in the $1 billion to $5 billion asset range.

     Our HealthCare Compensation Strategies division markets predominantly to large, medium sized and not-for-profit, healthcare organizations including healthcare systems; independent hospitals; managed care organizations; academic medical centers and teaching hospitals; group medical practices; and hospital associations. With over 300 clients that represent over 800 hospital and physician groups, HealthCare Compensation Strategies is a leader in its market. In addition to evaluating, designing, implementing and administering compensation and benefit programs for executives, key employees and other professionals including physicians, the HealthCare Compensation Strategies division also offers comprehensive compensation and benefits consulting services.

RECENT DEVELOPMENTS

     On February 7, 2000, we signed a letter of intent to acquire substantially all the assets and assume certain liabilities of a group of privately held companies engaged in the sale of executive benefit and pension plans to medium and large corporations.

     The total purchase price of the assets, excluding assumed liabilities and acquisition expenses are expected to be approximately $50 million consisting of:

     - a cash payment at closing of $30.1 million,

     - 308,428 shares of our common stock with an agreed upon value of $4.9 million

     - contingent payments of $15 million, payable 86% cash and 14% CBH common stock, based on achieving predetermined levels of earnings before interest, taxes, depreciation and amortization for the years 2000 through 2004.

     The transaction is subject to a number of conditions including an on-going review of the target's financial and business affairs, execution of definitive purchase agreements, approval of both companies' boards of directors and the consent of our lenders, among other things.

     On September 1, 1999, we acquired substantially all the assets and assumed certain liabilities of The Wamberg Organization and all of the outstanding stock of Wamberg Financial Corporation. The sole shareholder of these companies was W.
T. Wamberg, our Chairman and Chief Executive Officer. We acquired specific operating assets, all of the remaining renewal commissions not previously acquired and some liabilities, principally accounts payable and employee benefit obligations. Wamberg Financial Corporation owns an airplane and was engaged in leasing the airplane solely to The Wamberg Organization.

     During 1999, one of the carriers we use, General American Life Insurance Company experienced financial difficulties as a result of being unable to meet withdrawal requests under certain guaranteed investment contracts General American had issued. General American represented approximately 6.0% of total revenue in 1998 and 4.8% of total revenue in 1999. Upon learning of these matters, we ceased selling programs financed by insurance policies underwritten by General American. Since that time, General American's life insurance business has been sold to MetLife, its financial ratings upgraded, and we expect to continue to use General American and its acquirer, MetLife, as carriers.

     On June 7, 1999, we completed a private placement of 1,000,000 shares of our common stock at $17 per share, to Conning Insurance Capital Limited Partnership V, L. P. Conning and General American are both indirect subsidiaries of General American Mutual Holding Company. As part of the private placement, we granted Conning registration rights which they may use to have their shares of our common stock registered along with any shares we may be registering with the SEC, after December 31, 2002. Proceeds of the sale of our common stock were used to reduce outstanding debt and for acquisitions.

ACQUISITIONS

     Our acquisition program is one of the most important aspects of our growth strategy. It has become one of the principal means by which we build on the strengths of our existing businesses and the primary means by which we enter new business markets such as community banks and healthcare.

  The Clark/Bardes Division

     As our original and core business, the Clark/Bardes division has been expanded by three acquisitions since September 1, 1998: Schoenke & Associates and Wiedemann & Johnson in 1998, and The Wamberg Organization in 1999. These acquisitions fit into our Clark/Bardes division because each markets to corporations and large banks. As a result of these acquisitions, we gained a substantial book of business as well as a number of talented and experienced benefits professionals.

     The Wamberg Organization. On September 1, 1999, we completed the acquisition of The Wamberg Organization by acquiring certain operating assets, all of the remaining renewal commission not previously acquired and some liabilities. Prior to the acquisition, The Wamberg Organization was one of our largest independent producers, contributing 17.5% of revenue in 1998 and 15.2% of revenue for the year 1999. This acquisition allows us to retain all of the acquired renewal revenues generated by The Wamberg Organization for a twenty-year period and all new business revenue.

  Bank Compensation Strategies Division

     Bank Compensation Strategies, Inc. The September 1997 acquisition of Bank Compensation Strategies, Inc., was the start of our Bank Compensation Strategies division, which markets to community banks and now performs bank compensation and benefit consulting.

     National Institute for Community Banking. On May 18, 1999, we acquired National Institute for Community Banking through a merger effective as of January 1, 1999. National Institute for Community Banking is an important regional producer in the fast growing regional banking market and, prior to the acquisition, was a producer for our Bank Compensation Strategies division.

     Banking Consultants of America and Financial Institutions Services, Inc. On October 6, 1999, we acquired Banking Consultants of America and Financial Institution Services as part of our continuing efforts to strengthen Bank Compensation Strategies by acquiring strong regional companies that can be readily absorbed into Bank Compensation Strategies operating structure.

  HealthCare Compensation Strategies Division

     Management Compensation Group/HealthCare. On April 5, 1999, we purchased the assets and book of business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/ HealthCare. Management Compensation Group/HealthCare is a 168 employee executive benefit consulting organization servicing the healthcare industry, and it now comprises most of our HealthCare Compensation Strategies division. This division is headquartered in Minneapolis, Minnesota. Before the acquisition, there was no relationship between us and Management Compensation Group/HealthCare.

PAST, PRESENT AND FUTURE OF OUR INDUSTRY

     Over the past thirty years, the design and implementation of executive benefit programs has become more sophisticated. Competition for executives as well as legislation affecting executive compensation and retirement planning has required that businesses offer new, creative programs to attract and retain talent. The financing of these programs has also become very specialized. Effective and efficient financing can help a company create and maintain a competitive advantage and this has led to the development of innovative financing techniques. For example, before the 1980's, corporations and banks did not normally use life insurance to offset the costs of employee benefit liabilities. Since then, a number of large insurers have committed significant resources in developing a line of business owned life insurance products for use in insurance financed employee programs.

     Historically the use of insurance has been affected by legislative change. In the past, legislation has reduced the usefulness of traditional pension plans for highly paid executives. This, in turn, has increased the attractiveness of insurance financed non-qualified benefit plans. Additionally, income tax legislation has limited interest deductibility on policy loans and reduced the interest deduction of unrelated debt based on the unborrowed cash values of business-owned life insurance except for policies placed on employees, officers, directors and 20 percent owners. We believe that legislative change will continue to significantly affect our industry in the future. Our ability to respond quickly to legislative initiatives is a competitive advantage, which we can use to increase our market share.

     The prospects and clients of these programs have become more sophisticated and more demanding over time. Clients now perform extensive due diligence on the firms they use to provide their executive benefit programs. Issues relating to the integrity of the firm, sustainability and technological capability are now central to their decision-making process. In addition, the client's expectation on the level of administrative services to be provided has risen substantially. Many once-dominant producers and groups in our industry who have not kept pace with these changes are now faced with decreasing market share and the inability to provide adequate administrative support to existing clients. We believe that those producers and producer groups who have not made the necessary investment in administrative systems and personnel will continue to experience difficulties in satisfying their clients' specific needs and in meeting complex regulatory requirements. For example, in the early 1990's, community banks went through a consolidation phase. This consolidation gave bank executives a greater appreciation and need for expertise regarding the impact of consolidation on their compensation and benefit programs. This developed into a stronger demand by the community banking industry for expert advice in addressing estate planning and continuity planning. In addition, healthcare organizations have been faced with growing challenges to attract and retain executives. The tax status of healthcare providers, many of whom are not-for-profit healthcare organizations, requires tailored compensation and benefits programs in which policies are typically owned by the executives while being paid for the company.

     We believe that the ever-changing legislative, economic and market environments require product development systems and personnel that are more sophisticated and cost intensive than most producers and producer groups are able to justify economically. Given the highly fragmented nature of the industry, management expects significant consolidation to occur in the future.

STRATEGY AND OPPORTUNITIES FOR GROWTH

     Through our three operating divisions, our goal is to further strengthen our role as a leading provider of innovative compensation and benefit programs and solutions to corporations, banks and healthcare organizations throughout the United States. To accomplish this goal, we intend to continue to:

     - Leverage Our Market Reputation. Leverage our reputation as an industry leader to expand current operations and to enter into related businesses.

     - Design Innovative Programs. Use our expertise in program development together with our continued close monitoring of legislative change, to create and market innovative, customized programs to penetrate new markets, and to satisfy the financial needs of our clients in a changing regulatory and economic environment.

     - Diversify Our Business. Identify and enter related businesses in which we can profitably employ our competencies. Examples of recent expansion into related businesses include compensation and benefit consulting, benefit plan administrative services and marketing to the not-for-profit sector.

     - Enhance Our Administrative Capabilities and Efficiencies. Distinguish ourselves from our competitors by continuing to enhance our administrative capabilities, providing high quality administrative services and improving operating efficiencies.

     - Pursue Consolidating Acquisitions. Take advantage of the expected consolidation in our industry and markets; and implement our design, distribution and service model on a wide scale to increase market share, acquire producer and management talent, enter new markets and improve operating margins through efficiencies achieved by acquisitions.

     Most importantly, we plan to continue to provide outstanding service to our clients.

     We believe our industry offers us additional growth opportunities. We intend to leverage our core competencies by entering into related markets such as the outsourcing of benefit plan administration services, and expanding our product lines to include other executive benefits, such as; disability income, long term care, and various retirement products. Our reputation, comprehensive in-house expertise, sophisticated administrative systems, quality producers and strong relationships with insurance companies, provide us with distinct competitive advantages. We intend to increase our market share by combining these strengths with our competencies in:

     - designing proprietary programs customized to meet clients' needs;

     - providing outstanding client service; and

     - responding quickly to develop new products and services brought about by regulatory and legislative changes.

     We are able to offer clients expertise not available elsewhere through the specialization of our three divisions. Our internal growth efforts will focus on the development of these divisions.

     The Clark/Bardes division has designed and currently administers over 200 client cases, covering over 167,300 policy records for executives, key employees and other professionals. The large corporate marketplace in which the Clark/Bardes division does business requires a significant degree of customization. To meet the efforts of this marketplace, the division is active in much of our product and systems development efforts. The executive, actuarial and design staff work closely with insurance carriers to develop customized and often proprietary products. In addition, the Clark/Bardes division systems personnel create many of the proprietary systems platforms used by our other divisions. Growth in this division will focus on providing additional services to corporations, such as compensation and benefits consulting programs, as well as marketing individual insurance retirement products to executives, key employees and other professionals.

     The Bank Compensation Strategies division services over 1,200 community banks. Changes in the community-banking environment present numerous opportunities for growth in this division. Community banks are becoming increasingly sophisticated with their compensation and benefit plans as they need to recruit effective leadership. In addition, consolidation in the community banking industry has heightened concerns about remaining independent. Growth opportunities for this division include the recent addition of a compensation and benefit consulting service as well as new programs to address estate planning and continuity planning. This division has also completed two acquisitions of strong, regional firms in its industry.

     The HealthCare Compensation Strategies division uses a comprehensive benefits approach that encompasses a variety of insurance products, ranging from traditional life insurance policies to disability and long-term care coverage. With approximately 300 clients that represent over 800 hospitals and physician groups, the HealthCare Compensation Strategies division is the market leader for compensation and benefit planning for healthcare executives and physicians. The healthcare industry's changing environment and complex structure offer many opportunities for growth. These opportunities include acquiring additional business through referrals from affiliations, agreements with healthcare consulting organizations, and leveraging our expertise with other healthcare sectors such as healthcare maintenance organizations and other health insurance plans.

     We are also focused on external growth. We believe our industry is fragmented and see numerous opportunities to create better design, distribution and service systems for our clients' programs. We are taking advantage of these opportunities by pursuing selected acquisitions. We categorize potential acquisition targets in the following groups:

     - smaller companies that have not made the necessary investment in technology and personnel, and are finding it harder to compete with larger, more developed firms;

     - larger and more sophisticated firms with a solid client base, owned by a small number of producers eager to affiliate with a more established organization; and

     - firms offering executive compensation and benefit services that we currently do not provide or to industry sectors we do not currently serve.

     In evaluating a potential acquisition target, we identify organizations that will:

     - increase our market penetration;

     - retain quality producers after the acquisition is complete;

     - create cross-selling opportunities;

     - provide opportunities for administrative cost savings; and

     - add to our earnings per share.

     Once we have identified such a target we look at factors such as operating results, financial condition, growth potential, and the quality of its management and producers. Acquisitions will be financed through cash from our operations, future equity offerings or debt proceeds.

PROGRAMS AND PRODUCTS

     We provide compensation and benefit consulting as well as evaluate, design, implement and administer a diverse array of compensation and benefit programs for executives, key employees and other professionals. Our programs are financed by business-owned life insurance and other financial products. Business-owned life insurance refers to life insurance policies purchased by a business that insure the lives of a number of its employees. The business pays the premiums on, and is the owner and beneficiary of such policies. Business-owned life insurance based programs are used primarily to offset a client's cost of providing employee benefits and to supplement and secure benefits for executives, key employees and other professionals. The cash flow characteristics of business-owned life insurance policies are designed to closely match the long-term cash flow characteristics of a client's employee benefit liabilities. Additionally, business-owned life insurance offers three major advantages:

          (1) the cash value of the policies grows on a tax deferred basis;

          (2) the policies' death benefits are received tax-free; and

          (3) the tax-deferred nature of the policies provides an attractive return.

     We earn a majority of our total revenue from selling insurance products used to fund our proprietary programs. We maintain strategic relationships with insurance companies such as AEGON, CLARICA, Equitable, Great-West, Mass Mutual, Nationwide, Phoenix Home Life, Prudential and West Coast Life, in which both parties are committed to developing and delivering creative products with high client value. We also work closely with clients to design custom products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features at competitive pricing.

     We have invested significant time and resources in cultivating relationships with selected carriers. However, we do not consider our future success to be dependent on any specific insurance carrier. We limit the number of carriers with which we transact business in order to maximize our bargaining power and resource utilization. Substantially all of the policies underlying the programs that we market are underwritten by 20 life insurance companies, of which seven accounted for approximately 78.9% of our first-year commission revenue for 1997, 76.3% for 1998 and 53.6% for 1999. We believe that there are over 50 top-tier insurance companies with the financial strength and resources to effectively compete for large-case programs, each of which typically generate in excess of $5 million in premiums, and several hundred carriers suitable for our small-case business, each of which typically generate between $1 million and $5 million in premiums.

     We have entered into five-year production agreements with each of Nationwide and Great West and a five-year product development and production agreement with Phoenix Home Life. These production agreements require us to market and sell specified production levels of insurance products of each of these carriers. Each production agreement grants the insurance carrier the right to commission offsets of up to $150,000 per year if the specified production levels are not satisfied. Since inception, we have met the prescribed level and we believe we will continue to reach the production level required by each of these production agreements. These production agreements specify the insurance carrier's products that we will market and sell, commission payment rates by insurance product, software for product illustrations, mutual indemnification provisions and short-term termination provisions. We may consider entering into additional product development and production agreements with other insurance companies in the future.

     The following steps comprise our overall approach to the sale, design and implementation of our compensation and benefit program:

          (1) we evaluate a client's existing compensation and benefit programs to meet that particular company's organizational needs;

          (2) we design the compensation and benefit program;

          (3) when needed, we perform the actuarial and insurable interest calculations necessary to determine the amount of life insurance an organization should purchase;

          (4) we compare and present to the client available financing alternatives and the financial strengths of each;

          (5) we arrange for the placement of the insurance coverage or other financial instruments underlying the program with a financially stable insurance company; and

          (6) we provide the long-term administrative services associated with the program.

     Our Clark/Bardes division and Bank Compensation Strategies division market a wide variety of business-owned life insurance based programs, including bank-owned life insurance, deferred income plans, supplemental executive retirement plans, supplemental offset plans and group term carve out plans.

     Our HealthCare Compensation Strategies division markets predominantly to large and medium sized healthcare organizations. The unique characteristics and concerns of our HealthCare Compensation Strategies clients greatly influence the kinds of compensation and benefit products and programs we develop. Many healthcare organizations are tax exempt and are less concerned about the immediate income statement effect of the compensation and benefit programs we implement than are our corporate and banking clients.

     The following table sets forth the actual and pro forma total revenue by division for the year ended December 31, 1998 and 1999, as if all of our acquisitions had occurred on January 1, 1998:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                          1998                 1999
                                                   ------------------   ------------------
                                                   ACTUAL   PRO FORMA   ACTUAL   PRO FORMA
                                                   ------   ---------   ------   ---------
                                                                (IN MILLIONS)
Clark/Bardes.....................................  $45.4     $ 51.0     $ 73.5    $ 73.5
Bank Compensation Strategies.....................   29.4       29.4       30.8      30.8
HealthCare Compensation Strategies...............     --       26.5       16.4      22.5
                                                   -----     ------     ------    ------
                                                   $74.8     $106.9     $120.7    $126.8
                                                   =====     ======     ======    ======

OUR PRODUCTS

     Bank-Owned Life Insurance. Bank-owned life insurance is business-owned life insurance purchased by a bank. The Office of the Comptroller of the Currency provides guidelines that tie the purchase of bank-owned life insurance to the costs of offsetting employee benefits on an aggregate basis. We were the first organization to implement large case bank-owned life insurance programs, which are designed for, and marketed to, banks with assets in excess of $5.0 billion. Through our Bank Compensation Strategies division, we market smaller case bank-owned life insurance programs, which are used to offset benefit costs for executives and directors of regional and community banks that generally have assets of less than $1.0 billion. We market a wide variety of bank-owned life insurance, including fixed yield policies, general account policies, variable yield policies, separate account policies, and a Protected Equity Plan, a hybrid policy which provides the minimum return of a fixed yield policy with the upside potential of a variable yield policy. Clark/Bardes and Bank Compensation Strategies jointly market to banks with $1 billion to $5 billion of assets.

     Deferred Income Plans. Deferred income plans allow corporate executives to defer a portion of their current income on a tax-deferred basis. The deferred income and interest in a properly designed and administered deferred income plans grows on a tax-deferred basis until distributions are made to the executive, usually at retirement. Corporations often purchase life insurance to create an asset in order to offset the costs of the liability created by a deferred income plan. Deferred income plans can be structured in a variety of ways, including traditional deferred income plans, which credit the deferred income amount with a fixed rate of interest and use fixed yield life insurance products to offset the costs of the company's liability, and variable deferred income plans, which credit the deferred income amount with interest based on a bond or equity index and use variable yield life insurance products to offset the costs of the company's liability. In an effort to provide additional security for executives, corporations usually create a trust to hold the related insurance policies.

     Because deferred income plans provide executives with a method to defer income at little or no cost to the corporation, management believes that the demand for these plans will continue to rise, as corporations implement new plans or expand the availability of existing plans.

     Supplemental Executive Retirement Plans. Supplemental executive retirement plans are specifically designed to supplement the dollar limitation on benefits paid from qualified pension plans. The 1993 Omnibus Budget Reconciliation Act lowered the maximum dollar amount of compensation that can be used to determine the pension benefits payable to an executive from a qualified plan to $160,000 and had other significant adverse effects on defined benefit, defined contribution and 401(k) plans. As a result, non-qualified plans such as supplemental executive retirement plans, which are not subject to the same stringent rules, have increased in popularity. Many supplemental executive retirement plans are funded with the same insurance products and strategies used to fund deferred income plans.

     Supplemental Offset Plans. Supplemental offset plans are designed to supplement an executive's income by restoring retirement benefits previously limited by legislative changes. Supplemental offset plans are funded with insurance policies using a technique commonly known as "split dollar". Ownership rights to an individual policy are shared between the corporation and the executive. The corporation and the executive share in the insurance policy's increasing cash value and death benefits. The corporation pays the premiums, but recovers these expenditures from its share of the policy's proceeds. The executive's interest in such policy is targeted to equal the present value of the retirement benefits due at the time of such executive's retirement.

     Group Term Carve Out Plans. Currently, a corporation can provide its employees with a group term life insurance policy death benefit of up to $50,000 on a tax-free basis. The cost of providing a death benefit in excess of $50,000 is currently taxed to the employee as ordinary income. Group term carve out plans replace the taxable portion of the group term life insurance plan with permanent life insurance. Group term carve out plans often provide a greater amount of insurance and post-retirement death benefit to the employee at a competitive overall cost. The corporate plan sponsor is not an owner or beneficiary of the permanent life insurance policies.

     Compensation Consulting. Our HealthCare Compensation Strategies and Bank Compensation Strategies divisions have leading programs in base salary, short term and long term incentives, deferred compensation, and other compensation design plans. The Clark/Bardes division is now initiating similar programs for its clients.

     AlignOne. A specialized integrated executive compensation and benefit program where CBI performs a complete assessment of a company's executive benefit needs and then designs a program that individualizes executive benefits, providing a web-based tracking tool for each executive.

     Community Bankers Scholarship Program. The Community Bankers Scholarship Program is designed for community banks that wish to offer college scholarships for students within their communities. This turnkey program utilizes life insurance to provide a cost-effective method for financing the annual cost of the scholarships. Currently, the Community Bankers Scholarship Program is marketed solely through our Bank Compensation Strategies division.

     Disability Income Plan. Many corporations currently provide group Disability Income Protection for their employees. Unfortunately, these plans have caps that are not sufficient to provide reasonable income replacement for executives in the event of a disability. Disability Income Plans marketed by our Clark/Bardes and HealthCare Compensation Strategies divisions supplement the group plans currently in place, and provide additional income for executives in the event of a disability.

     ExecuFLEX Program. Our HealthCare Compensation Strategies division provides a total compensation planning approach to the not-for-profit health care market through its "ExecuFLEX" program. The program includes a base level of benefits, such as medical, dental, vision, long-term disability, long-term care, and group term life insurance. In addition, participants are provided an allowance made up of company contributions and voluntary personal deferrals. The flex allowance is used to supplement base coverage and to add to their retirement funding. The ExecuFLEX program is designed to provide maximum flexibility to the participants at a minimal cost to the organization. The success of ExecuFLEX has led us to offer the program to companies serviced by all of our operating divisions as well as additional market segments within the health care industry.

ADMINISTRATIVE SERVICES

     We believe that we are recognized as an industry leader in providing high quality, unique services to our clients. We have developed state of the art administrative capabilities necessary to service the executive benefit and insurance programs we market. As of December 31, 1999, we administered over 190,000 benefit and insurance records for over 2,200 clients. As of the same date, the insurance policies underlying our employee benefit programs represented a total of approximately $72 billion of inforce insurance coverage as follows:

                                                         BANK        HEALTHCARE
                                      CLARK/BARDES   COMPENSATION   COMPENSATION
                                        DIVISION      STRATEGIES     STRATEGIES       TOTAL
                                      ------------   ------------   ------------   -----------
Number of benefit records
  administered......................      167,300          9,200         13,500        190,000
Number of clients...................          200          1,200            800          2,200
Amount of inforce coverage..........  $62 billion     $5 billion     $5 billion    $72 billion

     We approach administrative service opportunities with a differentiation strategy to assure our clients' unique requirements and needs are served through customized, value-added services and intensive support, creating brand and client loyalty and resulting in lower sensitivity to price. We further differentiate ourselves by employing a focused strategy for a particular buyer group through each of our three divisions. For instance, we service clients in the community banking industry through our Bank Compensation Strategies division and not-for-profit healthcare organizations through our HealthCare Compensation Strategies division with an insider's view of each market which results in providing high quality administrative services customized to a client's needs while achieving lower costs.

     We offer customized enrollment and administrative services for insurance-financed employee benefit programs, including business-owned life insurance and non-qualified benefit plans. Due to the many complex requirements of the administrative process, each client is assigned an account team comprised of specialists who are responsible for servicing the needs of that client. The administrative services provided by each of our divisions' account specialists include coordinating and managing the enrollment process, distributing communication materials, monitoring financial, tax and regulatory changes, providing accounting reports, providing periodic benefit statements to participants performing annual reviews and reporting historical and projected cash flow and earnings. Each division's account specialists are supported by actuarial, financial and insurance specialists.

     We build our client base by fostering long-term client relationships. To this end, the training and focus of each account team centers on our goal of delivering the highest quality program implementation and administrative services in the industry. This benefits both the client, through top professional support, and the producer, who can focus more closely on the sales process. To further emphasize long-term client relationships, we enter into administrative agreements with each client, in most cases for a term of five to ten years. Finally, our method of calculating the revenue splits with our producers' attempts to ensure that the revenue from new sales is not required to subsidize the administrative costs of existing cases.

     We believe that our commitment to providing high quality client and administrative services is one of the primary reasons that we have achieved the success we enjoyed to date. We believe that our continued focus on, and investment in, the personnel and technology necessary to deliver this level of client service will bolster our reputation as an industry leader.

DISTRIBUTION

     Each of our divisions markets our employee benefit programs and related administrative and consulting services through a group of in-house producers and producers in independently operated sales offices located throughout the United States. As of December 31, 1999, we were represented by 67 producers in 48 sales offices located in 26 states throughout the United States. Producers owned approximately 13.3% of the outstanding shares of our common stock as of December 31, 1999.

     Our independent producers enter into agency agreements with us to market programs and services on behalf of Clark/Bardes on an exclusive basis. Each agency agreement defines the duties of the producer to solicit and sell covered business, the revenue splits between the producer and us, and includes a confidentiality agreement and operating guidelines and standards. The agency agreements can generally be terminated by either party with either 90 or 180 days written notice depending upon the individual agreement. We typically pay a substantial portion of the total sales revenue to the independent producer, usually from 50% to 65% of gross revenue. Most of our independent producers are responsible for their own selling expenses and overhead. Non-solicitation clauses, which prohibit either party from soliciting or selling insurance or administrative services to the other party's clients are typically three years with respect to separate clients and usually five years with respect to joint clients, as defined in the agency agreement. In 1998, we began increasing our number of in-house producers. Through acquisitions of companies such as Management Compensation Group/HealthCare, we now generate a significant portion of our sales revenue through employee-producers, in which we incur the general and administrative expense of the sales producers in exchange for a lower commission and fee expense.

     Our top three producers collectively accounted for approximately 34.4% of 1998 revenue and 32.0% of 1999 revenue. The largest producer in each period was The Wamberg Organization, which represented 17.5% of 1998 revenue and 15.2% of total 1999 revenue. With the acquisition of independent producers such as The Wamberg Organization and the National Institute for Community Banking, our dependence on key large producers has decreased. We recognize the importance of attracting and retaining qualified, productive sales professionals. We and our producers actively recruit and develop new sales professionals in order to add to our distribution capacity. Further, our acquisition strategy focuses on retaining the productive sales professionals of the entity being acquired.

EMPLOYEES

     As of December 31, 1999, we employed approximately 439 people as follows:

                                                             BANK        HEALTHCARE
                                                         COMPENSATION   COMPENSATION
                                          CLARK/BARDES    STRATEGIES     STRATEGIES    TOTAL
                                          ------------   ------------   ------------   -----
Client services.........................       68             24             71         163
Product design..........................       15             16              1          32
Information systems.....................       14             10              5          29
Sales and marketing.....................       22             18             62         102
Accounting and finance..................       13              6              5          24
Executive and administrative............       27             18             24          69
Corporate Headquarters..................       --             --             --          20
                                              ---             --            ---         ---
          Total.........................      159             92            168         439
                                              ===             ==            ===         ===

     The majority of our employees have college degrees, with several holding advanced degrees in law, accounting, business administration or actuarial science. Professional development is a highly valued industry characteristic, and insurance and financial planning designations such as FSA, ASA, CLU, CEBS, ChFC, CFP and FLMI are held by a large number of our employees. We actively encourage continuing education for employees through expense reimbursement and reward plans. Due to the specialized nature of the business, we often recruit experienced persons from insurance companies, consulting firms and related industries.

MARKETING SUPPORT

     We have made a substantial investment in establishing highly qualified marketing departments in each division. Each marketing department's primary focus is to support our sales efforts. Each marketing department develops and tracks sales leads for the producers and provides marketing materials and research. Collectively, through our marketing departments, we distribute external newsletters and other program update pieces to approximately 15,000 current and prospective clients throughout the year and sponsor telephone conferences and meetings featuring industry experts and nationally recognized speakers. Finally, the public relations and corporate marketing functions coordinates the publication of articles written by our employees and producers and ensures that our representatives are quoted as information sources in major national publications. We believe that the efforts of our marketing departments have helped make us a readily identifiable leader in the insurance-financed employee benefit industry.

PRODUCER SUPPORT

     Our producers are supported by a design and analysis department in each of the three divisions. The primary responsibility of each of our design and analysis departments is to design customized compensation and benefit programs that will effectively offset the costs of a client's employee benefit liabilities. The design analyst works with the producer to identify the needs of a prospective client. The design analyst then investigates the availability and pricing of products that are compatible with that client's needs. Finally, the analyst develops the financial projections necessary to evaluate the benefit costs and cost recoveries for the prospective client, together with an analysis of alternatives to assist the client in making a decision.

TECHNOLOGY, ADMINISTRATION AND INTEGRATION

     We have made a significant investment in developing proprietary modeling and administrative systems to support the unique characteristics of benefit programs financed life by insurance and other financial instruments. Reflecting the diversity of our three divisions, each has its own computer based information system and professional support staff. All the systems have been designed and are operated to support the special processing needs of a diverse client base. The systems use a relational database to facilitate easy access to client, participant and benefit information. In addition, a telephonic application allows individual plan participants twenty-four hours a day access to account balance and unit price information.

     Local area networks link all of our personal computers. Internet mail is utilized to communicate with clients and sales offices. We intend to continue to invest in technology and system development in order to offer additional services to clients, support new markets, integrate acquired operations, improve productivity and reduce costs. For example, in 1999, we implemented intranet and collaborative workgroup tools to speed communications and to allow information to be easily shared across the organization. Further, as we continue to grow internally and by acquisitions, management intends to establish a wide area network to facilitate communications across all locations.

     We maintain a disaster recovery plan for local area network and Unix environments in order to minimize downtime in the event of a major system failure. The local area network file servers and Unix database servers are located in a physically secure areas and all systems are password-protected to ensure access is limited to authorized individuals. We have not experienced any year 2000 related difficulties directly or indirectly with clients, carriers or suppliers.

     When acquiring small businesses, we integrate their information systems as well as their staffs, accounting and administrative systems. In this manner, we are able to give them technical and administrative systems support they could not achieve as a stand-alone unit and, at the same time, improve their level of client service.

PERSISTENCY

     Over the last five years, we have experienced an overall average annual persistency rate of 95% of the accrued inforce insurance underlying our programs. We believe that these high persistency rates are attributable to a number of factors.

     - The underlying purpose of the compensation and benefit programs is to offset the costs of employee benefit liabilities and provide long-term benefits to executives, key employees and other professionals. Therefore, the policy is held by the corporation to maturity, regardless of whether any particular individual insured remains with the client.

     - The tax-paying clients of our Clark/Bardes or Bank Compensation Strategies divisions would incur unfavorable tax consequences upon the surrender of the underlying business-owned life insurance policy. The cash value of the policy, to the extent it represents amounts beyond the cash premiums paid by the allowable charges against the insurance account, or gain on insurance, is taxed immediately at ordinary income rates upon surrender, and an additional penalty tax applies in certain instances. A client often has the option of making a tax-free exchange to another policy. Upon the exchange, however, the client would incur substantial insurance company-related costs, such as premium taxes.

     - The high persistency rates of all of our divisions are partially attributable to provisions in many interest rate sensitive products that disallow a full-scale withdrawal or exchange.

     - We provide a high degree of ongoing client service. We believe that the quality of our services provided through each of our divisions enhances persistency by distinguishing us from our competitors.

     As we continue to diversify and acquire companies in different market segments, our persistency can begin to vary significantly. While we intend to do all we can to retain our clients, service their accounts and sustain our persistency, there can be no assurance our persistency rates will remain at this level.

COMPETITION

     The marketing, design and administration of insurance-financed employee benefit programs is highly competitive. We compete with consulting firms, insurance agents, brokers, third party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Clark/Bardes division include:

     - Compensation Resource Group;

     - Harris, Crouch, Miller, Scott, Long and Mann;

     - Management Compensation Group (not related to Management Compensation Group/HealthCare);

     - Newport Group;

     - TBG Financial; and

     - The Todd Organization (not affiliated with Melvin G. Todd, Chief Executive Officer of the Clark/ Bardes division).

     The competitors of our Bank Compensation Strategies division include The Benefit Marketing Group, The Todd Organization, and individual insurance agents in the communities where the community banks are located. Additionally, the community banking industry is constantly consolidating, which may reduce the number of potential bank clients for Bank Compensation Strategies. In competition with our HealthCare Compensation Strategies division are; Hewitt Associates, Towers Perrin, Mercer Consulting Group and Hay Group, Inc. These firms, however, do not focus exclusively on healthcare and do not restrict their practices to executive and physician compensation.

     We compete for clients on the basis of reputation, client service, program and product offerings and the ability to tailor insurance products and administrative services to the specific needs of a client. Although certain competitors may offer attractive programs on pricing, management believes that we are in a superior competitive position in most, if not all, of the meaningful aspects of our business, because of our track record, name recognition, industry focus, specialization and industry expertise. We do not consider our direct competitors to be our greatest competitive threat. Rather, we believe that our most serious competitive threat will likely come either from large, diversified financial entities which are willing to expend significant resources to gain market share or from the larger competitors that pursue an acquisition or consolidation strategy similar to ours.

GOVERNMENT REGULATION

     State governments extensively regulate our life insurance activities. We sell our insurance products in all 50 states through licensed insurance producers. States have broad powers over licensing, payment of commissions, business practices, policy forms and premium rates and insurance laws vary from state to state. While we have not encountered regulatory problems in the past, we cannot assure you that we will always be in compliance with all applicable regulatory requirements of each state. Additionally, we cannot be sure if we or our producers will encounter regulatory problems in the future, including any potential sanctions or penalties for operating in a state without all required licenses.

     While the federal government does not directly regulate the marketing of most insurance products, some products, such as variable life insurance, must be registered under the federal securities laws. As a result, our producers and entities with which we have administrative service agreements related to selling those products must be registered with the National Association of Securities Dealers. We market these insurance products through a registered broker-dealer with which we have a network agreement. While we have not had any regulatory problems in the past related to these products, we cannot be sure if we or our producers will not have regulatory problems in the future.

ITEM 2. PROPERTIES

     The following table sets forth certain information with respect to the principal facilities used in our operations, all of which are leased.

                                                  CURRENT
                                                  MONTHLY    SQUARE        LEASE
DIVISION -- LOCATION                                RENT     FOOTAGE      EXPIRES
--------------------                              --------   -------   -------------
Clark/Bardes -- Dallas, Texas...................  $ 43,847    35,619      April 2001
Bank Compensation Strategies -- Bloomington,
  Minnesota.....................................    32,266    15,000     August 2005
Clark/Bardes -- Germantown, Maryland............    20,746     9,831   December 2006
HealthCare Compensation
  Strategies -- Minneapolis, Minnesota..........    91,990    56,231   December 2003
Clark/Bardes Holdings -- North Barrington,
  Illinois......................................    12,500    11,085   February 2009
                                                  --------   -------
                                                  $201,349   127,766
                                                  ========   =======

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations under agreements with producers. At this time, we do not believe that any pending litigation will have a material adverse effect on our business, financial condition and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     On August 19, 1998, we completed an initial public offering of the Common Stock at a price of $9.00 per share. Our common stock trades on the over the counter market and is quoted on the Nasdaq National Market under the symbol "CLKB". The following table sets forth the high and low closing sales price as reported by the Nasdaq National Market for our common stock for the periods indicated.

                                                               HIGH       LOW
                                                              -------   -------
1998
  Third quarter.............................................  $10.000   $ 7.125
  Fourth quarter............................................  $18.875   $ 8.250
1999
  First quarter.............................................  $18.250   $13.063
  Second quarter............................................  $20.500   $13.000
  Third quarter.............................................  $20.625   $16.000
  Fourth quarter............................................  $20.625   $12.250
2000
  First quarter to March 13{................................  $17.250   $14.063

     As of March 13, 2000, the closing price of our common stock was $14.063, there were 9,769,826 shares of our common stock outstanding, and there were approximately 470 holders of record and 961 beneficial holders of our common stock.

DIVIDEND POLICY

     Prior to our reorganization in July 1998, we conducted our business as an S corporation for federal income tax purposes. Under this form of organization, all earnings were deemed to be passed through directly to our shareholders, whether distributed or not. In order for our shareholders to pay the federal income taxes imposed by this form of organization, we made distributions to them. These are shown as distributions or dividends in prior periods in our financial statements.

     We intend to retain future earnings to fund growth and do not plan to pay any cash dividends in the foreseeable future. Under the terms of a credit agreement with Bank One, we cannot declare or pay dividends or return capital to our stockholders, nor can we authorize or make any other distribution, payment or delivery of property or cash to our stockholders, unless Bank One gives its prior written consent.

RECENT SALES OF UNREGISTERED SECURITIES

     On April 5, 1999, we issued 326,363 shares of our common stock as part of the purchase price for our acquisition of MCG/HealthCare. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

     On May 17, 1999, we issued 99,851 shares of our common stock as part of the merger consideration in conjunction with our acquisition of NICB. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

     On July 7, 1999, we sold 1,000,000 unregistered shares of our $.01 par value stock to Conning Insurance Limited Capital Partnership for $17 per share or $16.9 million net of associated expenses. At December 31, 1999, Conning's shares represented 10.4% of our total outstanding common stock. This issue was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      1995         1996       1997(1)      1998(2)      1999(3)
                                   ----------   ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
STATEMENT OF OPERATIONS
Total Revenue....................  $   26,972   $   33,242   $   49,455   $   74,766   $  120,760
Commission and Fee Expense.......      16,890       21,049       32,439       46,111       53,108
                                   ----------   ----------   ----------   ----------   ----------
          Gross Profit...........      10,082       12,193       17,016       28,655       67,652
                                   ----------   ----------   ----------   ----------   ----------
Operating Expenses
  General and Administrative.....       7,955        8,579       11,504       19,616       45,153
  Amortization of Intangibles....          --           --          295        1,232        4,370
  Non-recurring Expense(4).......          --           --           --        4,800           --
                                   ----------   ----------   ----------   ----------   ----------
          Income from
            Operations...........       2,127        3,614        5,217        3,007       18,129
Interest
  Income.........................         200          121          189          565          329
  Expense........................          (7)          --       (1,112)      (3,166)      (3,548)
                                   ----------   ----------   ----------   ----------   ----------
Income Before Taxes..............       2,320        3,735        4,294          406       14,910
Income Taxes(5)..................         102          181           60          817        6,079
                                   ----------   ----------   ----------   ----------   ----------
          Net Income (Loss)......  $    2,218   $    3,554   $    4,234   $     (411)  $    8,831
                                   ==========   ==========   ==========   ==========   ==========
Basic Net Income (Loss) per
  Common Share
  Net Income (Loss)..............  $     0.39   $     0.75   $     1.03   $    (0.08)  $     0.97
  Weighted Average Shares........   5,727,607    4,709,252    4,119,387    5,006,009    9,077,775
Diluted Net Income (Loss) per
  Common Share
Net Income (Loss)................  $     0.39   $     0.75   $     0.99   $    (0.08)  $     0.95
Weighted Average Shares..........   5,727,607    4,709,252    4,398,593    5,006,009    9,328,939
Dividends per common share.......  $     0.29   $     0.36   $     1.32   $       --   $       --
BALANCE SHEET
Cash and Cash Equivalents........  $    3,969   $    4,882   $    3,783   $   12,102   $    4,832
Total Assets.....................       9,887        8,525       36,901       67,493      124,859
Debt:
     Current.....................                                 4,325        4,344        7,252
     Long Term...................                                32,838       24,713       35,473
Total Liabilities................       4,099        4,713       42,581       37,795       62,491
Stockholders' Equity (Deficit)
  *(6)...........................       5,788        3,812       (5,680)*     29,698       62,368

---------------

(1) Includes the results of operations attributable to the assets acquired from Bank Compensation Strategies for the period beginning September 1, 1997, the effective date.

(2) Includes the results of operations attributable to the assets acquired from Schoenke from the period beginning September 1, 1998, and also includes the results of operations attributable to the assets acquired from Wiedemann & Johnson for the period beginning November 1, 1998.

(3) Includes the results of operations attributable to the acquisition of The Wamberg Organization and Wamberg Financial Corporation for the period beginning September 1, 1999 and the purchase of a portion of the renewal revenue due under the principal office agreement with W. T. Wamberg and The Wamberg Organization for the period beginning January 1, 1999. Also includes the results of operations attributable to the acquisition of National Institute for Community Banking, effective on January 1, 1999. Also includes the results of operations attributable to the acquisition of Management Compensation Group/HealthCare for the period beginning April 1, 1999.

(4) We accrued $4.8 million in July 1998 for the fair value of put warrants, we extinguished these warrants representing 1,525,424 shares of common stock, by paying $4.8 million to the warrant holders in connection with our initial public offering. The amount of this payment, which was not tax deductible, was based upon a negotiated formula determined in the context of our contractual commitments under the warrants and our business relationship with the warrant holders.

(5) For periods prior to July 31, 1998, income tax expense reflects the Clark/Bardes' liability for state income taxes only. No provision for federal income taxes had been made prior to July 31, 1998 because our predecessor company elected to be treated as an S corporation for federal income tax purposes.

(6) Reflects the decrease in stockholders' equity resulting from our predecessor company's repurchases of 2.6 million shares of its common stock for total consideration of approximately $14.0 million and distributions totaling $4.3 million to stockholders in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Tables shown in thousands of dollars, except per share amounts)

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes thereto and other information appearing elsewhere in this Form 10-K.

OVERVIEW

     1999 marked a year in which we achieved solid financial results as we continued to grow internally and through acquisitions. We reported net income of $4.9 million, or $0.50 per diluted share, for the fourth quarter, and net income of $8.8 million, or $0.95 per diluted share, for the year ended December 31, 1999. In 1998, we reported net income of $2.2 million, or $0.27 per diluted share, for the fourth quarter and a loss of $411,000, or $0.08 per diluted share for the twelve month period ended December 31, 1998.

     Our results for the year ended December 31, 1998, were adversely impacted by a non-recurring operating charge of $4.8 million to reflect a fair value adjustment for put warrants previously issued to some of our former note holders. In addition, we received the benefit of a deferred tax asset of $1.8 million arising from conversion from an S to a C corporation. Had these items not occurred, net income for the twelve months ended December 31, 1998, would have been $3.2 million, or $0.57 per diluted share.

ACQUISITIONS

     Our acquisition program remains unchanged since it began with the purchase of Bank Compensation Strategies in September 1997. We seek to acquire well-managed and growing companies that will provide an entry into a new and expanding market, as did BCS and MCG, or add to existing businesses as did Schoenke and The Wamberg Organization.

     The companies we acquire are typically privately owned and structured as S corporations for federal income tax purposes, where virtually all of the income is passed on to the shareholders. Accordingly, our evaluation focus is on the quality of the management and future earnings and growth potential. Typically, we also acquire the financial value embedded in a strong book of recurring renewal business to be realized for many years after the acquisition takes place.

  Banking Consultants of America and Financial Institutions Services, Inc.

     On October 6, 1999, we acquired all of the assets of Banking Consultants of America and Financial Institutions Services, Inc. Banking Consultants of America and Financial Institutions Services, Inc. is a strong regional firm in the Memphis, Tennessee area and was acquired as part of our Bank Compensation Strategies division. The purchase price was $1.4 million and approximately $28,000 of expenses. The acquisition was accounted for as a purchase and the entire purchase price was allocated to the inforce revenue acquired in the transaction.

  The Wamberg Organization and Wamberg Financial Corporation

     On September 1, 1999, we acquired substantially all the assets and assumed certain liabilities of The Wamberg Organization, and stock of Wamberg Financial Corporation. The sole shareholder of both of these companies was W. T. Wamberg, our Chairman and Chief Executive Officer. We acquired all of the remaining renewal commission not previously acquired, and some liabilities, principally operating expenses and employee benefits. In addition, we acquired intellectual property, customer lists, and all rights under existing contracts, leases and agreements as well as an airplane leased to the Wamberg Organization by Wamberg Financial Corporation.

     The Wamberg Organization has historically produced our largest volume of revenue -- 17.5% of total revenue in 1998 and 15.2% to August 31, 1999. In light of the relationship between The Wamberg Organization, Wamberg Financial Corporation, W. T. Wamberg and us, our board appointed a special committee of independent, non-employee directors to review the terms of the transaction. After analyzing the matter and considering all relevant issues, the special committee recommended that our board approve the transaction.

     The total price of the net assets of The Wamberg Organization and the stock of Wamberg Financial Corporation was $18.0 million and provided for:

     - a cash payment of $12.4 million of which $360,000 is held in escrow;

     - a cash payment to W. T. Wamberg of $50,000 for his shares of Wamberg Financial Corporation;

     - the direct payment of $1.5 million for outstanding loans of The Wamberg Organization;

     - the assumption of a $3.8 million note payable for the purchase of a corporate aircraft; and

     - expenses of approximately $265,000.

     The cash portion of $14.2 million was funded through our existing cash balances.

     In addition to the acquisition price on September 1, 1999, the total purchase price will include the unamortized balance of $6.9 million resulting from a purchase on January 4, 1999, of the right to receive approximately 27.5% of the renewal revenue from certain inforce policies, due The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with the acquisition of The Wamberg Organization, we purchased all of the renewal revenue not acquired on January 4, 1999.

     The total initial cost of acquiring the Wamberg Companies is $24.9 million which includes the $6.9 million unamortized balance of the January purchase. In addition, cash payments of $11.9 million will be made if The Wamberg Organization attains certain operating income targets in years 1999 through 2002. These payments are conditional solely on achieving the earnings objectives and no other condition, such as the continued employment of Mr. Wamberg, has been imposed. As of December 31, 1999, the financial objectives for that year had been met and a cash payment of $1.5 million will be made to W.T. Wamberg in the first quarter of 2000 and will be recorded as additional purchase price. The acquisition is being accounted for as a purchase and the entire excess purchase price paid has been allocated to the net present value of future revenue to be received until September 1, 2018. This is being amortized on the basis of the lapsing annual net present value of the remaining years revenue.

     On December 22, 1999, the airplane was sold to a leasing company for $4.3 million and Wamberg Financial Corporation entered into a ten-year lease for the plane at a rental of $27,924 per month. The net proceeds from the sale were used to repay the note incurred for the original purchase and the net, after-tax proceeds have been reflected as a reduction of the purchase price. Under the terms of the lease, Wamberg Financial Corporation can purchase the plane for 85% of its original cost of $3.7 million after six years or, after ten years, renew the lease, return the plane or purchase the plane at fair value at that time.

     For the period prior to the acquisition, The Wamberg Organization and Wamberg Financial Corporation had combined revenue and net income as follows:

                                                           YEARS ENDED      SIX MONTHS
                                                           DECEMBER 31,        ENDED
                                                         ----------------    JUNE 30,
                                                          1998      1997       1999
                                                         -------   ------   -----------
Revenues...............................................  $10,169   $8,829     $7,628
Net Income.............................................  $ 4,005   $3,000     $2,396

     Both The Wamberg Organization and Wamberg Financial Corporation were S corporations and did not pay federal income taxes directly.

     The pro forma information below presents our results of operations and those of The Wamberg Organization and Wamberg Financial Corporation as if the acquisition occurred on January 1, 1998, reflecting the purchase method of accounting.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Pro forma:
  Revenues..................................................  $120,760   $74,766
  Net income................................................     6,751       725
  Diluted earnings per share................................       .72       .13

  National Institute for Community Banking

     On May 18, 1999, we acquired National Institute for Community Banking
(NICB), which, by agreement with its shareholders, was effective January 1, 1999. The acquisition was consummated by merging NICB into us with the NICB shareholders receiving 99,851 shares of our common stock at $16 per share for a total value of $1.6 million. As part of the agreement, the NICB shareholders will receive an additional 384,452 shares of our common stock as consideration if stipulated revenue and income goals during the years 1999 through 2002 are achieved. Acquisition expenses were approximately $130,000. NICB was acquired as an addition to and an expansion of our BCS division.

     During 1999, the former NICB shareholders achieved the revenue and income goals set forth in the agreement for 1999 and an additional 96,113 shares CBH common were issued to them on January 26, 2000. The value of the shares was $1.4 million and will be accounted for as additional goodwill amortized over twenty-four years.

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

     - the direct payment of $3.6 million for certain outstanding loans; and

     - the assumption of $4.2 million of liabilities and payment of approximately $372,000 of closing costs.

     The assets acquired included cash, receivables, equipment, intellectual property, and client lists. The liabilities assumed include commissions, employee benefits and operating expenses. The $17.8 million cash portion of the purchase price was funded by a borrowing under our credit facility. The promissory note is payable in thirty-two equal quarterly installments of principal and interest at 10% per annum starting April 5, 2000 and it is guaranteed personally by W. T. Wamberg, our Chairman and Chief Executive Officer. MCG is a 168 employee executive benefit consulting organization servicing the healthcare industry and is headquartered in Minneapolis, Minnesota.

     The acquisition of MCG marked our entrance into the not-for-profit healthcare executive benefit and compensation plan business with the creation of our newest major operating division, HealthCare Compensation Strategies.

     For the periods prior to the acquisition, MCG had revenue and net income as follows:

                                                         FISCAL YEARS ENDED    SIX MONTHS
                                                            SEPTEMBER 30,        ENDED
                                                         -------------------   MARCH 31,
                                                           1998       1997        1999
                                                         --------   --------   ----------
Revenues...............................................  $26,000    $21,939     $10,986
Net Income (loss)......................................  $ 1,816    $   379     $(1,696)

     MCG was an S corporation and, accordingly, did not pay federal income taxes.

     The pro forma information below presents our results of operations and that of MCG combined as if the acquisition had occurred on January 1, 1998, reflecting the purchase method of accounting.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------     ----------
Pro forma:
  Revenues..................................................   $126,518       $100,876
  Net income (loss).........................................      7,464         (1,826)
  Diluted earnings (loss) per share.........................        .79           (.34)

POSSIBLE ACQUISITION

     On February 7, 2000, we signed a letter of intent to acquire substantially all the assets and assume certain liabilities of a group of privately held companies, engaged in the sale of executive benefit and compensation plans to medium and large corporations.

     The total purchase price of the assets, excluding assumed liabilities and acquisition expenses is expected to be approximately $50 million consisting of:

     - a cash payment at closing of $30.1 million,

     - 308,428 shares of our common stock with an agreed upon value of $4.9 million

     - contingent payments of $15 million based on achieving predetermined levels of earnings before interest, taxes depreciation and amortization for the years 2000 through 2004.

     This acquisition is expected to be funded by borrowing under CBI's bank line of credit.

     The acquisition will be accounted for as a purchase with the purchase price allocated first to the net present value of future cash flow from renewal revenue and the remainder, if any, to goodwill.

     The transaction is subject to a number of conditions including an on-going review of the target's financial and business affairs, execution of definitive purchase agreements, approval of both companies' boards of directors and the consent of our lenders, among other things.

OTHER DEVELOPMENTS

  Private Placement with Conning

     On June 7, 1999, we sold 1,000,000 shares of our common stock at $17 per share to Conning Insurance Capital Limited Partnership V, L. P. (Conning) in a private placement. As part of the private placement, we granted Conning registration rights, which they may use to have their shares of our common stock registered along with any shares we may be registering with the SEC, after December 31, 2002.

     We also appointed a representative of Conning, Steven F. Piaker, Senior Vice President, to our board of directors. We further agreed that, when Mr. Piaker's term expires, we would use our best efforts to elect a Conning representative to our board of directors. Proceeds of the $17 million sale of our common stock were used to reduce outstanding debt and for acquisitions.

  General American Life Insurance Company

     During 1999, one of the carriers we use, General American Life Insurance Company experienced financial difficulties as a result of being unable to meet withdrawal requests under certain guaranteed investment contracts General American had issued. General American represented approximately 6.0% of total revenue in 1998 and 4.8% of total revenue in 1999. Upon learning of these matters, we ceased selling programs financed by insurance policies underwritten by General American. Since that time, General American's life insurance business has been sold to MetLife, its financial ratings upgraded and we expect to continue to use General American and MetLife as carriers.

  Adverse Tax Court Decision Regarding Leveraged Corporate Owned Life Insurance

     On October 19, 1999, the U. S. Tax Court issued a decision denying the deductibility of interest on policy loans in connection with a leveraged corporate owned life insurance (COLI) program. In addition, the Internal Revenue Service has launched a major program against other companies that have purchased leveraged COLI policies. We have not offered leveraged COLI in our product offerings since 1995. Consequently, we do not expect any adverse effects of this recent Tax Court ruling on our future new business revenue stream. However, because of the varied facts and circumstances surrounding each case, it is impossible to determine the effects of this case on a client's decision to continue or surrender any existing policy. Because of the number of other variables, including adverse tax implications resulting from a surrender, management does not believe this decision will have any material adverse effects on us.

REVENUE

     Our operating units derive their revenue primarily from:

     - commissions paid by the insurance companies that underwrite the policies underlying the various non-qualified benefit programs;

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

     Total revenue includes first year commissions, renewal commissions and fees.

     - First Year Commission Revenue. First year revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies, and the premiums are paid by the client to the insurance company.

     - Renewal Commission Revenue. Renewal revenue is recognized on the date that the renewal premium is due or paid to the insurance company. Renewal revenue in future periods, which is not recorded on our balance sheet, is estimated to be approximately $246 million over the next five years. However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates. Over the last five years, we have experienced a persistency rate of approximately 95% of the accrued inforce insurance underlying our programs. We can give no assurances that our persistency rate will remain at this level. As we continue to diversify and acquire companies specializing in different market segments, our persistency rates can begin to vary significantly. While we intend to do all we can to retain our clients, service their accounts and sustain our persistency, there can be no assurance our persistency rates will remain at this level.

     - Other Revenue. Other revenue consists of several sources of revenue associated with our operations including consulting and administrative fees.

QUARTERLY RESULTS

     Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis, and we can experience large increases in revenue in the fourth quarter. In addition, operating results can be affected by a number of other factors, including:

     - introduction of new or enhanced programs and services by us or our competitors;

     - client acceptance or rejection of new programs and services;

     - program development expenses;

     - demand for administrative services;

     - competitive, legislative and regulatory changes; and

     - general economic conditions.

     Many of these factors are beyond our control. The sales cycles of our Clark/Bardes Division often takes between twelve to eighteen months, with first year revenue coming from a few large cases. Our revenue is thus difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results have not been reliable indicators of future performance.

     The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

                                           MAR.      JUNE      SEPT.     DEC.      MAR.      JUNE      SEPT.     DEC.
                                           1998      1998      1998      1998      1999      1999      1999      1999
                                          -------   -------   -------   -------   -------   -------   -------   -------
Revenue.................................  $13,754   $15,230   $17,641   $28,141   $24,057   $29,714   $25,654   $41,335
  % of annual...........................     18.4%     20.4%     23.6%     37.6%     19.9%     24.6%     21.2%     34.2%
Gross profit............................    4,622     6,159     6,589    11,285     9,874    16,681    15,198    25,899
  Ratio.................................     33.6%     40.4%     37.4%     40.1%     41.0%     56.1%     59.2%     62.7%
Operating expenses......................    3,380     5,029     4,613     6,594     6,255    12,202    11,332    15,364
Amortization............................      221       221       356       434       620     1,152     1,237     1,361
Operating income before non-recurring
  expense...............................    1,021       909     1,620     4,257     2,999     3,327     2,629     9,174
  % of revenue..........................      7.5%      6.0%      9.2%     15.1%     12.5%     11.2%     10.3%     22.2%
  % of gross profit.....................     22.3%     14.8%     24.6%     37.7%     30.4%     19.9%     17.3%     35.4%

RESULTS OF OPERATIONS

                                                                                    % CHANGE
                                                                                 ---------------
                                          1999          1998          1997       99/98    98/97
                                       ----------    ----------    ----------    -----    ------
Total revenue........................  $  120,760    $   74,766    $   49,455     61.5      51.2
Commissions and fees.................      53,108        46,111        32,439     15.2      42.1
                                       ----------    ----------    ----------
Gross profit.........................      67,652        28,655        17,016    136.1      68.4
          % of total revenue.........        56.0%         38.3%         34.4%      --        --
General and administrative
  expenses...........................      45,153        19,616        11,504    130.2      70.5
          % of total revenue.........        37.4%         26.2%         23.3%
Amortization of intangibles..........       4,370         1,232           295    254.7     317.6
          % of total revenue.........         3.6%          1.6%          0.6%      --        --
Income before non recurring item and
  income taxes.......................      14,910         5,206         4,294    186.4      21.2
          % of total revenue.........        12.3%          7.0%          8.7%      --        --
Effective tax rate...................        40.8%        201.2%          1.4%      --        --
Net income (loss)....................  $    8,831    $     (411)   $    4,234       --        --
          % of total revenue.........         7.3%           --           8.6%      --        --
Per common share
  Basic
          Net income (loss)..........  $     0.97    $    (0.08)   $     1.03       --        --
          Weighted average shares....   9,077,775     5,006,009     4,119,387     81.3      21.5
  Diluted
          Net income (loss)..........  $     0.95    $    (0.08)   $     0.99
          Weighted average shares....   9,328,939     5,006,009     4,398,593     86.4      13.8

REVENUE

     Revenue growth from existing business units was mixed for the year ended December 31, 1999. Overall, revenue for the periods can be summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                  1999         1998
                                                               ----------    ---------
Existing business units.....................................    $100,691      $54,657
Acquisitions................................................      20,069       20,109
                                                                --------      -------
          Total.............................................    $120,760      $74,766

     For 1999, acquisitions contributed 16.6% of revenue compared to 26.9% for 1998. By definition, we consider any revenue source appearing in the first full twelve months of operating results as being from acquisitions. After that, they become part of existing business.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
First year revenue:
  Clark/Bardes..............................................  $ 33,547   $13,379
  Bank Compensation Strategies..............................    21,614    23,462
  HealthCare Compensation Strategies........................    12,516        --
                                                              --------   -------
                                                                67,677    36,841
                                                              --------   -------
Renewal revenue:
  Clark/Bardes..............................................    39,981    32,029
  Bank Compensation Strategies..............................     9,243     5,896
  HealthCare Compensation Strategies........................     3,859        --
                                                              --------   -------
                                                                53,083    37,925
                                                              --------   -------
          Total.............................................  $120,760   $74,766
                                                              ========   =======

  First Year Revenue

     CBH continues to experience significant growth in first year revenue from both its existing businesses and from acquisitions.

                                                                 INCREASE
                                                              --------------
                                                               1999     1998
                                                              -------   ----
Existing business...........................................  $17,040
Acquisitions................................................   13,796
                                                              -------
                                                              $30,836   83.7%
                                                              =======   ====

     During 1999, a significant percentage of our first-year revenue was generated from the large-bank market. In this market, we were able to restructure certain commission arrangements on existing products with our insurance carriers in order to receive a higher percentage of new-business revenue in the first year for our independent producers and ourselves while retaining favorable product performance for our clients. The result of this restructuring is that we received $5.9 million more of gross revenue in 1999 than we would have if this restructuring had not taken place. In addition, several large-bank cases were sold using a separate-account product, which typically generates a higher percentage of first-year commission than our historical general-account products used in the large-bank market.

     All of our first-year revenue is and always has been subject to charge-back, which gives the insurance company the ability to recover commissions paid in the event a policy prematurely terminates. Our charge-back schedules differ by product, and typically apply to first-year commission only. A typical charge-back schedule, based on a percent of first year commission, is as follows:

Year 1  Year 2  Year 3  Year 4  Year 5+
 100%    50%     50%     25%      0%

     As a condition to certain restructured contracts discussed above, the carriers imposed a higher charge-back schedule, which varies by product and is typically as follows:

Year 1  Year 2  Year 3  Year 4  Year 5  Year 6+
 100%    100%    75%     50%     25%      0%

     This revised charge-back schedule relates primarily to certain sales in our large-bank market. Historically, commission charge-backs are rare, and we have never experienced a charge-back for policies placed in the large-bank market.

  Renewal Revenue

     Our renewal revenue grows through acquisition, and through new business that generates recurring revenues after the year of sale. As the acquired divisions and first year revenue continue to grow, renewal revenue will grow as well. The rate of growth of our renewal revenue is influenced by our acquisition activity and new business product mix. For example, as we discussed previously, we made certain large-bank sales with products that generate a higher percentage of first-year commission than our historical products used in the large-bank market. This results in a lower growth in renewal revenue in the subsequent year than would have been achieved with the sale of our historical products. Our renewal revenue grew at a 40.0% rate for the year, which is broken down as follows:

                                                                  INCREASE
                                                              -----------------
                                                                 1999 - 1998
                                                              -----------------
Existing business...........................................   $ 8,885
Acquisitions................................................     6,273
                                                               -------
                                                               $15,158     40.0%
                                                               =======    =====

     The following table represents the gross renewal revenue associated with our inforce business-owned life insurance policies as of December 31, 1999. This projected gross revenue is not adjusted for mortality, lapse, or other factors that may impair realization. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future.

                        PROJECTED GROSS RENEWAL REVENUE
                            AS OF DECEMBER 31, 1999

                                                                  BANK        HEALTHCARE
                                                    CLARK     COMPENSATION   COMPENSATION
                                                    BARDES     STRATEGIES     STRATEGIES     TOTAL
                                                   --------   ------------   ------------   --------
2000.............................................  $ 40,915     $10,776        $ 7,282      $ 58,973
2001.............................................    38,522       7,000          7,219        52,741
2002.............................................    36,715       3,952          7,172        47,839
2003.............................................    34,058       3,969          7,047        45,074
2004.............................................    30,530       3,954          6,841        41,325
2005.............................................    30,227       3,934          6,632        40,793
2006.............................................    30,104       3,932          6,409        40,445
2007.............................................    28,238       3,939          6,139        38,316
2008.............................................    26,552       3,951          5,595        36,098
2009.............................................    26,589       3,983          5,070        35,642
                                                   --------     -------        -------      --------
          Total..................................  $322,450     $49,390        $65,406      $437,246
                                                   ========     =======        =======      ========
Ten-Year Projection as of December 31, 1998......  $299,120     $40,223        $    --      $339,343
                                                   ========     =======        =======      ========

COMMISSION EXPENSE AND GROSS PROFIT

     While increases in commission expense are closely correlated with increases in gross revenue, an important operating measurement is gross profit. This is the amount of revenue we keep after paying commissions to our sales force.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1999          1998
                                                              ---------     ---------
Commission and fee expense..................................   $53,108       $46,111
Gross profit................................................   $67,652       $28,655
Gross profit ratio..........................................      56.0%         38.3%

     Our gross profit increased 136.1% for the year as compared to 1998. Several factors contributed to this improvement:

     - the acquisitions of The Wamberg Organization and NICB -- the effect of which is to eliminate a commission expense that was previously being paid to certain sales representatives of these organizations on both first year and renewal revenue;

     - the acquisitions of MCG/HealthCare which generates its revenue through in-house sales staff who are paid a lower commission percentage than our traditional independent representatives; and

     - a higher volume of first year revenue coming from internal sales efforts.

                                                                  INCREASE
                                                              -----------------
                                                                 1999 - 1998
                                                              -----------------
Twelve months:
  Existing business.........................................   $21,470
  Acquisitions..............................................    17,527
                                                               -------
                                                               $38,997    136.1%
                                                               =======    =====

     Gross profit for each operating unit is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1999          1998
                                                              ---------     ---------
Clark/Bardes................................................   $37,370       $19,058
Bank Compensation Strategies................................    15,727         9,597
HealthCare Compensation Strategies..........................    14,555            --
                                                               -------       -------
                                                               $67,652       $28,655
                                                               =======       =======
Percent of revenue:
  Clark/Bardes..............................................      50.8%         42.0%
  Bank Compensation Strategies..............................      51.1%         32.7%
  HealthCare Compensation Strategies........................      88.5%           --
          Total Company.....................................      56.0%         38.3%

     In addition, the gross profit on the ten-year projected inforce renewal revenue improved substantially from the prior year, as shown in the table below.

                                                               *TEN-YEAR PROJECTED
                                                                 RENEWAL REVENUE
                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                1999         1998
                                                              --------     --------
Revenue.....................................................  $437,243     $339,343
Commission and fee expense..................................   108,986      156,792
                                                              --------     --------
Gross profit................................................  $328,257     $182,551
Gross profit ratio..........................................      75.1%        53.8%

---------------

* This projected revenue is not adjusted for mortality, lapse, or other factors that may impair realization. We cannot assure you that commissions revenue under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future.

     Because of the acquisition of The Wamberg Organization and NICB, commission and fee expense actually declined from 1998 to 1999. The gross profit on our ten-year projected renewal revenue as of December 31, 1999 increased 79.8% from a year ago.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1999          1998
                                                              ---------     ---------
Clark/Bardes................................................   $15,524       $12,259
Bank Compensation Strategies................................    11,192         5,315
HealthCare Compensation Strategies..........................    12,570            --
Corporate overhead -- note..................................     5,867         2,042
                                                               -------       -------
                                                               $45,153       $19,616
                                                               =======       =======
Percent of gross profit:
  Clark/Bardes..............................................      41.5%         64.3%
  Bank Compensation Strategies..............................      71.2%         55.4%
  HealthCare Compensation Strategies........................      86.4%           --
          Total Company.....................................      66.7%         68.5%

---------------

Note -- prior to 1998, corporate overhead was included in the Clark/Bardes Division.

     The increase in general and administrative expenses should be reviewed in the same context as the decrease in commission expense. Since the beginning of the year, four significant events have affected this relationship:

(1) acquisition of The Wamberg Organization;

(2) prior to our acquiring NICB, it functioned as an independent producer for BCS. With the acquisition, commission previously paid to NICB by BCS has been replaced, in part, by salaries to the former owners;

(3) consolidation of certain financial and administrative functions into our new corporate offices in North Barrington, Illinois; and,

(4) with the acquisition of MCG (now HCS), all of HCS' sales force is company personnel thus, HCS does not rely on any independent producers.

     The overall increase is general and administrative expense may be analyzed as follows:

                                                                  INCREASE
                                                              -----------------
                                                                 1999 - 1998
                                                              -----------------
Existing business...........................................   $ 9,951
Acquisitions................................................    15,586
                                                               -------
                                                               $25,537    130.2%
                                                               =======    =====

     An important factor to consider, however, is that the rate of increase in general and administrative expenses remains lower than the rate of increase in gross profit. By way of comparison for the periods:

                                                                  INCREASE
                                                              -----------------
                                                                 1999 - 1998
                                                              -----------------
Gross profit................................................   $38,997    136.1%
General and administrative expense..........................   $25,537    130.2%

OPERATING INCOME

     Operating income increased substantially in 1999 over the full year 1998. The increase in expense is more than offset by the combined benefit of;

     - revenue growth, principally in the large bank market, and

     - improved gross profits

                                                            YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                               1999          1998      % INC./(DEC)
                                                            ----------    ----------   ------------
Gross profit..............................................   $ 67,652      $ 28,655       136.1%
General and administrative expenses.......................    (45,153)      (19,616)      130.2%
Amortization of intangibles...............................     (4,370)       (1,232)      254.7%
                                                             --------      --------
Operating income before non-recurring item................     18,129         7,807       132.2%
Put warrants -- non-recurring.............................         --        (4,800)          --
                                                             --------      --------
Operating income..........................................   $ 18,129      $  3,007       502.9%
                                                             ========      ========

     Each operating unit contributed positively to our operating income before the non-recurring item. Comparing our divisions;

                                                               1999                 1998
                                                         -----------------    -----------------
                                                            $      %/TOTAL       $      %/TOTAL
                                                         -------   -------    -------   -------
Clark/Bardes...........................................  $19,751   108.9%     $ 6,552    83.9%
Bank Compensation Strategies...........................    3,621    20.0%       3,297    42.2%
HealthCare Compensation Strategies.....................      624     3.4%          --       --
Corporate overhead.....................................   (5,867)  (32.3%)     (2,042)  (26.1%)
                                                         -------              -------
                                                         $18,129              $ 7,807
                                                         =======              =======

     The relative contribution between existing businesses and acquisitions to operating income is as follows:

                                                                  INCREASE
                                                              -----------------
                                                                 1999 - 1998
                                                              -----------------
Existing business...........................................   $ 8,920
Acquisitions................................................     1,402
                                                               -------
                                                               $10,322    132.2%
                                                               =======    =====

     Amortization of intangibles: Amortization expense increased $3.1 million for the year ended December 31, 1999.

     Since September 1997, we have completed four major and three smaller acquisitions for a total cost of over $100 million. These companies have a relatively small amount of tangible assets such as accounts receivable and equipment with the result that most, and in some cases all, of the purchase price is allocated to intangible assets:

     - first is the net present value of the realizable cash flow based on forecasts we receive from the target and their carriers. These projects can extend over thirty years and are valued at their present value. The annual amortization is the net decrease in the remaining present value of the renewal premiums in the revenue stream; and,

     - the remaining excess purchase price is allocated to goodwill. At present, goodwill is amortized over twenty-five to forty years. The Financial Accounting Standards Board has announced its intention to issue a new standard calling for, among other things, that goodwill be amortized over a period not to exceed twenty years. While we do not anticipate retroactive application of this proposed new standard, we intend to fully comply our policy with the standard as it is eventually issued.

     In addition to the net present value of inforce revenues and goodwill, intangibles also include the value of non-competition agreements negotiated with selling shareholders. These are amortized over their terms on a straight line basis.

     Non-recurring operating expense: In 1998, we recognized a $4.8 million expense for the increased market value of certain put warrants. Other than our employee stock option plans, we do not have any other convertible securities outstanding.

INTEREST EXPENSE

     Net interest costs increased $618,000 or 23.8% for the full year 1999 compared with 1998. The entire additional expense resulted primarily from a net increase in borrowings of $13.7 million.

     - the cash cost of the MCG/HealthCare acquisition -- $17.8 million was accomplished through bank borrowings and we issued an $8.7 million promissory note

     - we purchased a stream of renewals from the Wamberg Organization in January 1, 1999, for $7.5 million

     - we sold 1,000,000 shares of our common stock to Conning for $16.9 million, net, and applied the proceeds to outstanding bank debt

     - we paid down $5.0 million from operating funds

     - we borrowed $2.0 million for small acquisitions and working capital.

     With increased borrowings as a result of our acquisition program, these costs may be expected to increase in subsequent quarters.

FEDERAL INCOME TAXES

     Federal and state income tax expense was 40.8% of income before taxes for the year ended December 31, 1999. This compares to a 40% statutory combined federal and state income tax rate. Like most corporations, we have a certain amount of expenses that are not deductible for federal income tax purposes. They are closely controlled and do not exceed the amounts management deems prudent for such outlays.

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
                                                              =====   =====

     Commission and Fee Expense. Commission and fee expense increased to $46.1 million for the year ended December 31, 1998 compared to $32.4 million for the year ended December 31, 1997, representing an increase of 42.1%. Commission and fee expense as a percentage of total revenue decreased to 61.6% for the year ended December 31, 1998 compared to 65.6% for the year ended December 31, 1997. This reduction in commission and fee expense as a percentage of total revenue was due to acquisitions and a favorable product mix from business on which a smaller than usual percentage of revenue was distributed to producers. Clark/Bardes considers present levels of commission and fee expense as a percentage of total revenue to be sustainable.

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

     Interest Expense -- Net. Interest expense for the year ended December 31, 1998 was $2.6 million compared to $921,000 for the year ended December 31, 1997. The amount for the year ended December 31, 1998 included interest income of $566,000 and interest expense of $3.2 million as compared to interest income of $189,000 and interest expense of $1.1 million for the year ended December 31, 1997. Interest income was higher in 1998 due to larger cash balances resulting primarily from the Clark/Bardes initial public offering. Interest expense was higher primarily due to a full year of outstanding debt associated with the BCS acquisition for the year ended December 31, 1998, compared to four months of outstanding debt in for the year ended December 31, 1997.

     Income Before Taxes. Income before taxes was $406,000 for the year ended December 31, 1998, compared to $4.3 million for the year ended December 31, 1997.

     Income Tax Expense. On July 31, 1998, Clark/Bardes changed its tax status from an S corporation to a C corporation, which changed Clark/Bardes' treatment for Federal income tax purposes. Clark/Bardes recorded $817,000 of income tax expense for the year ended December 31, 1998, as compared to $60,000 of state income tax expense for the year ended December 31, 1997.

     Net Income/Loss. Actual net loss was $411,000 for the year ended December 31, 1998. Excluding the non-recurring operating expense and income tax benefit, net income is estimated at $2.5 million for the year. Net income was $4.2 million for the year ended December 31, 1997, which reflects $60,000 of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES.

  Selected Measures of Liquidity and Capital Resources.

                                                               1999      1998      1997
                                                              -------   -------   ------
Cash and cash equivalents...................................  $ 4,832   $12,102   $3,783
Working capital.............................................   (2,768)    7,155    2,294
Current ratio...............................................      .90      1.55     1.23
Shareholders' equity per common share(1)....................  $  6.47   $  3.62   $(1.04)
Debt to total capitalization(2).............................     40.7%     49.5%   118.0%

---------------

(1) total stockholders' equity divided by actual shares outstanding at year end excluding shares on option

(2) current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

     In addition to our recognized balance sheet assets and liabilities, we have an on going renewal revenue stream, that over the next ten years is estimated to be $437 million. Discounting these renewals to net present value of the estimated realizable amounts, adjusted for a 95% persistency rate, at the U.S. Treasury thirty year bond rate yield was as follows for the last three years:

1999.....................................................   $252,355
1998.....................................................    210,623
1997.....................................................    187,157

     We continue to generate strong cash flow from operations. As a financial company with strong operating cash flow, we have little need to retain substantial cash balances. We use the net cash from operating activities to fund capital expenditures and small acquisitions. We expect that large future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance that such funds will be available and, if so, on terms acceptable to us.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998       CHANGE
                                                              ----------   ----------   --------
Cash flows from (used in):
  Operations................................................   $ 12,552     $  4,164    $ 10,678
  Investing.................................................    (40,282)     (19,194)    (24,246)
  Financing.................................................     20,460       23,349      (2,021)

  Cash Flows from Operating Activities

     Our cash flow from operations for the twelve months ended December 31, 1999, improved significantly over that of the comparable twelve month period in 1998. The components were:

                                                             YEAR ENDED
                                                            DECEMBER 31,     INCREASE/
                                                          ----------------   (DECREASE)
                                                           1999      1998     IN CASH
                                                          -------   ------   ----------
Net income (loss) plus non-cash expenses................  $14,016   $1,476    $12,540
Changes in operating assets and liabilities.............   (1,464)   2,688     (2,208)
                                                          -------   ------    -------
Cash flow from operating activities.....................  $12,552   $4,164    $10,332
                                                          =======   ======    =======

     In this regard, it is noted that the working capital ratio declined to .90 to one at December 31, 1999 compared with 1.55 to one at December 31, 1998. As an acquiring company, a significant amount of borrowing is done to finance our acquisitions. Because of this and the strong cash generated by operations, management has determined to dedicate all excess cash to the reduction of bank borrowings and, as a result, only cash for reasonably foreseeable needs and expenses is retained. As an example, the entire $13.8 million cash portion of the acquisition of The Wamberg Organization and Wamberg Financial Corporation was accomplished without any additional borrowings.

  Cash Used in Investing Activities

     Acquisitions accounted for $38.6 million of the $43.4 million used in investing activities. The balance was comprised of $5.1 million for purchase of equipment and various assets such as deferred debt expenses.

     Cash spending for acquisitions included:

- MCG/HealthCare............................................   $17.8 million
- The Wamberg Corporation and Wamberg Financial corporation
  including the $7.5 million purchase of renewal revenue in
  January 1999..............................................   $21.3 million

     We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

  Cash Flows from Financing Activities

     In December 1999, we restructured our $65.0 million credit agreement entered into in January 1999 with Bank One, into a $100.0 million facility. The loans are at a floating rate based on the London InterBank Offered Rate or prime rate at due dates. The loan matures on December 31, 2004, with interest and principal payable quarterly starting March 31, 2000. The credit agreement contains restrictive covenants which, among other things, require mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans and advances, and certain change in control provisions.

     We are obligated to pay a commitment fee based on the daily average of undrawn funds under the credit agreement. The fee is a minimum of .25% and a maximum of .50% based on the ratio of consolidated indebtedness to income before interest, taxes, depreciation and amortization on a rolling quarterly basis. A ratio of one to one produces the lowest fee and three to one, or more, produces the highest.

     In an effort to reduce interest costs, management has directed that all cash beyond reasonably foreseeable needs be used to pay down debt. In June, we sold 1,000,000 shares of common stock to Conning Insurance Capital Limited for $16.9 million in a private placement. Approximately $12 million was used to pay the debt on our acquisition credit facility.

     Depending upon adherence to the criteria in our loan agreements at the time of draw down, we have $67.0 million available under our credit lines at December 31, 1999.

     We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations. We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to represent approximately $246 million over the next five years. However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

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

MARKET RISK

     Our primary market risk exposure is to changes in interest rates as a result of our line of credit and long-term debt. At December 31, 1999, we had total outstanding indebtedness of $42.7 million, or approximately 30.9% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in interest rates for borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and enter into derivative financial instruments such as interest rate swaps to mitigate interest rate risk and to effectively lock the interest rate on a portion of our variable debt.

     Interest on borrowings under our line of credit is based on one of two factors, at our option, at the time the funds are borrowed:

     - U.S. prime rate, published in the Wall Street Journal, which will float as adjusted from time to time, for as long as this segment of borrowing is outstanding; or,

     - London InterBank offered rate, which is based on the published rate at the time of the borrowing and will remain fixed at that rate for as long as this segment, or any part, of the borrowing is outstanding.

     We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 22.7% of our outstanding debt was subject to fixed rates with a weighted average of 9.5% at December 31, 1999. An additional 69.9% of our outstanding debt at December 31, 1999, was effectively locked at an interest rate of 5.53% plus a spread based on our leverage ratio, through an interest rate swap agreement for a notional amount of $30.0 million. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates totaling $42.7 million.

                                                        EXPECTED MATURITY DATE
                          -----------------------------------------------------------------------------------
                           2000      2001      2002      2003      2004    THEREAFTER    TOTAL     FAIR VALUE
                          -------   -------   -------   -------   ------   ----------   --------   ----------
LIABILITIES
Long term debt
  Fixed rate............  $ 1,652   $   948   $ 1,046   $ 1,154   $1,274     $3,650     $  9,724    $ 9,724
  Average interest
    rate................      7.5%     10.0%     10.0%     10.0%    10.0%      10.0%
  Variable rate:
  U. S. Prime...........  $   600   $   600   $   600   $   600   $  600                $  3,000    $ 3,000
  London InterBank......  $ 5,000   $ 5,000   $ 5,000   $ 5,000   $5,000     $5,000     $ 30,000    $30,000
  Offered
  Average interest
    rate................      7.6%      7.6%      7.6%      7.6%     7.6%       7.6%
INTEREST RATE
  DERIVATIVES
Interest rate swaps
  Variable to fixed
  Notional amount.......  $30,000   $27,750   $21,750   $15,750   $7,050     $2,250
  Average pay rate......     5.53%     5.53%     5.53%     5.53%    5.53%      5.53%
  Average receive
    rate................     7.67%     7.74%     7.84%     8.00%    8.33%      8.33%

     The table incorporates only those exposures that exist as of December 31, 1999, and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the future period, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

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

IMPACT OF YEAR 2000

     In late 1999, we completed our remediation and testing of systems for year 2000 compliance. As a result of past planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems, and we believe those systems successfully responded to the year 2000 date change. We expensed approximately $400,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from year 2000 issues, either with products, internal systems, or the products and services of third parties. We will continue to monitor mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

                                  RISK FACTORS

RISKS RELATED TO OUR INDUSTRY

     The risks described below are not the only risks we face. Any of the following risks could have a material adverse effect on our business, financial condition and operating results. Additional risks and uncertainties of which we are unaware or currently believe are immaterial may also impair our business operations. You should carefully consider these risks in reviewing this Form 10-K, and these risks qualify, in their entirety, each forward looking statement herein.

UNFAVORABLE FEDERAL TAX LEGISLATION COULD IMPACT OUR BUSINESS.

     Many of the compensation and benefit programs we design and implement for our clients are funded by specifically designed life insurance products. The life insurance products underlying the compensation and benefit programs we sell currently offer a number of tax advantages, such as:

     - the cash value of the policies grows on a tax deferred basis until withdrawal;

     - the policies' death benefits are received tax-free; and

     - the tax-deferred nature of the policies provides an attractive return.

     If any changes in federal tax laws reduce or eliminate these advantages, many policies could be surrendered. As a result, we could lose a substantial amount of renewal income.

     Recent amendments to the federal tax laws have reduced the advantages of purchasing certain business-owned life insurance programs. With some exceptions, amendments adopted in 1996 eliminated the ability to deduct interest on loans against the cash value of life insurance policies. In 1997, legislation enacted an interest disallowance on all business-owned life insurance except for policies placed on employees, officers, directors and 20-percent owners. The effect of the 1997 legislation was to reduce interest deductions on general indebtedness.

     In 2000, as part of its budget proposal, the administration sought to eliminate the "employee, officer and director" exception to the interest disallowance rule. This is the same proposal that was introduced in 1999 and 1998. To date, the proposal has not obtained congressional support, however, if enacted, this proposal would significantly affect the Clark/Bardes and Bank Compensation Strategies divisions because it would reduce the attractiveness of business-owned life insurance to companies that traditionally have high debt/ equity ratios, such as banks.

     Although we believe that the proposal does not have widespread support in Congress, we cannot predict the effect that any amendments will have on our Clark/Bardes or Bank Compensation Strategies divisions. We cannot be sure if this or any other adverse tax proposal will be enacted.

     The policies we sell in the healthcare market are often individually owned and, as a result, could be adversely impacted by a tax law change affecting life insurance generally. We believe that Congress is unlikely to make a change that reduces the tax benefits of insurance owned by individuals.

FEDERAL AND STATE REGULATIONS MATERIALLY AFFECT THE WAY WE OPERATE.

     State governments extensively regulate our life insurance activities. We sell our insurance products in all 50 states through licensed insurance producers. States have broad powers over licensing, payments of commissions, business practices, policy forms and premium rates. Insurance laws related to licensing, marketing activities and the receipt of commissions vary from state to state. While we have not encountered regulatory problems in the past, we cannot assure you that we and the producers through whom we sell, will always be in compliance with all applicable regulatory requirements of each state.

     While the federal government does not directly regulate the marketing of most insurance products, some products, such as variable life insurance, must be registered under the federal securities laws. As a result, our producers selling these products must be registered representatives of a broker-dealer registered with the National Association of Securities Dealers. While we have not had any regulatory problems in the past related to these products, we cannot be sure that we or our producers will not have regulatory problems in the future.

WE DEPEND ON A SMALL NUMBER OF INSURANCE COMPANIES.

     We depend heavily on a select group of insurance companies to underwrite the insurance policies underlying the programs we sell. As of December 31, 1999, 20 life insurance companies underwrote substantially all of the insurance policies underlying our clients' programs. Seven of these companies accounted for approximately 76.3% of 1998 first year commission revenue and 63.1% of our first year commission revenue for the year ended December 31, 1999. We cannot be sure if these relationships will continue or if we will be able to develop relationships with other insurance companies.

     During 1999, one of the carriers we use, General American Life Insurance Company experienced financial difficulties as a result of being unable to meet withdrawal requests under certain guaranteed investment contracts General American had issued. General American represented approximately 6.0% of total revenue in 1998 and 4.8% of total revenue in 1999. Upon learning of these matters, we ceased selling programs financed by insurance policies underwritten by General American. Since that time, General American's insurance business has been sold to MetLife, its financial ratings upgraded and we expect to continue to use General American and its acquirer, MetLife as carriers.

CHANGES IN THE MARKET AND THE ECONOMY COULD HELP DEVELOPMENT OF COMPETING PROGRAMS AND PRODUCTS.

     General economic conditions and market factors, such as changes in interest rates and stock prices, affect our commission and fee income and the extent to which clients keep a policy inforce year after year. Interest rate fluctuations can have a significant effect on the sale and profitability of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates rise, competing products could become more attractive to potential purchasers of the programs we market. Further, a prolonged decrease in stock prices can have a significant effect on the sale and profitability of our clients' programs that are linked to stock market indices. We cannot be sure that we will be able to compete with alternative products if these market forces make our clients' programs unattractive.

RISKS RELATED TO OUR COMPANY

COMPETITIVE FORCES MAY REDUCE OUR MARKET SHARE.

     Our business is highly competitive. We compete with consulting firms, insurance agents, brokers, third party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Clark/Bardes division include:

     - Compensation Resource Group;

     - Harris, Crouch, Miller, Scott, Long and Mann;

     - Management Compensation Group (not related to Management Compensation Group/HealthCare);

     - Newport Group;

     - TBG Financial; and

     - The Todd Organization (not affiliated with Melvin G. Todd, president of Clark/Bardes division).

     The competitors of our Bank Compensation Strategies division include The Benefit Marketing Group, The Todd Organization, and individual insurance agents in the communities where the community banks are located. Additionally, the community banking industry is constantly consolidating, which may reduce the number of potential bank clients for Bank Compensation Strategies. The primary competition for our

HealthCare Compensation Strategies division is Hewitt Associates, Towers, Perrin; Mercer Consulting Group and Hay Group Inc.

     We believe our most serious competitive threat will likely come either from large, diversified financial services firms which are willing and able to expend a lot of resources to gain market share or from large direct competitors that choose to pursue an acquisition or consolidation strategy similar to ours. Our business and market share may be materially adversely affected if we do not remain competitive.

WE DEPEND ON A FEW KEY PRODUCERS.

     During 1999, we derived approximately 75% of our total revenue from the marketing activities of eleven of our producers' offices, including The Wamberg Organization. Before our acquisition of The Wamberg Organization, it was our largest independent producer organization and accounted for approximately 17.5% of our total revenue in 1998 and 15.2% of our total revenue for the eight month period ended August 31, 1999. The offices operated by Steven Cochlan, Malcolm Briggs and George Blaha collectively accounted for approximately 21.5% of our total revenue in 1998 and 22.3% of our total revenue for 1999. We enter agency agreements with our producers in which they agree not to compete with us for a period of time and after their relationship with us terminates. Generally, we can terminate the producer agreements or the producers can terminate the agreements with either 90 or 180 days' written notice depending on the individual agreement. From time to time, we or our producers have terminated relationships. We cannot be sure if a producer relationship will be terminated in the future. We cannot be sure that a court will enforce the non-competition provisions in the agreements.

LACK OF POLICY PERSISTENCY CAN ADVERSELY IMPACT OUR RENEWAL COMMISSIONS AND
FEES.

     We derive a substantial portion of our revenue from business-owned life insurance and other financial instruments that underlie many of our clients' compensation and benefit programs that are maintained year after year. High persistency rates are especially important to our Clark/Bardes division and Bank Compensation Strategies divisions since we derive a substantial portion of our revenue from these two divisions in the form of renewal commissions and fees. If the business purchaser chooses to let a policy lapse, we will stop receiving any renewal commissions and fees. In the past, we have had high persistency rates, but we cannot assure you that we will continue to have them in the future.

WE ARE DEPENDENT ON THE SERVICES OF KEY PERSONNEL.

     Our performance depends largely on the performance of our executive officers and key employees. It is important to us to keep and motivate high quality personnel, especially our management, producers and program development teams. The loss of the services of any of our key employees particularly W. T. Wamberg, chairman of our board of directors and chief executive officer, Melvin
G. Todd, president of Clark/ Bardes division, Richard C. Chapman, president of Bank Compensation Strategies, and Donald C. Wegmiller, president of HealthCare Compensation Strategies, could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that we will be successful in retaining our key personnel.

OUR ACQUISITION STRATEGY MAY NOT SUCCEED.

     Since September 1997, we have completed seven acquisitions. At any point in time, we may also be considering several other potential acquisitions. Future acquisitions may require substantial expenditures that will need to be financed through cash from operations, bank debt as well as future debt and/or equity offerings. We cannot assure you that funds will be available through the capital markets and, if so, on terms acceptable to us.

     Acquisitions involve numerous risks, including:

     - the diversion of our management's time and attention to the negotiation of the acquisition and to the assimilation of the businesses acquired;

     - the possible need to modify financial and other systems and add management resources;

     - the potential liabilities of the acquired businesses; and,

     - unforeseen difficulties in the acquired operations.

     An acquisition may not produce the revenue and profits we expect. Thus, an acquisition that fails to meet our expectations could have a material adverse effect on our business, financial condition and operating results.

A SIGNIFICANT AMOUNT OF OUR ASSETS ARE INTANGIBLE ASSETS.

     Intangible assets arising from our purchased businesses consisted of the following at December 31:

                                                               1999      1998
                                                              -------   -------
Present value of inforce revenue............................  $59,284   $25,532
Goodwill....................................................   34,440    18,552
Non-competition agreements..................................    1,267     1,125
                                                              -------   -------
                                                              $94,991   $45,209
                                                              =======   =======
Total assets................................................     76.1%     67.0%
Stockholders' equity........................................    152.3%    152.2%

     These amounts represent the excess of the purchase price over the value of the net tangible assets we acquired. The amounts allocated to inforce revenue are determined using the discounted cash flow of inforce revenue adjusted for expected persistency, mortality and associated costs. The balance of the excess purchase price over the net tangible assets is allocated to goodwill. The inforce revenue is amortized over a period of anticipated benefit, which is normally thirty years. Many factors outside our control determine the persistency of our inforce business and we cannot be sure that the values we allocated will ultimately be realized. Non-competition agreements represent the negotiated value of such agreements with the former owners of acquired businesses and are amortized over their contractual terms.

     We have adopted Statement of Financial Accounting Standard No. 121 "Accounting for Impairment of Long Lived Assets and Long Lived Assets To Be Disposed Of." At least annually, we review the components of our intangible assets and make the appropriate adjustment if it becomes apparent that the undiscounted cash flow is less than its unamortized carrying amount. No growth rates are used in the projection of renewal revenue and, in the opinion of management, projections are consistent in all respects. The Financial Accounting Standards Board has determined that amortization of goodwill should be a maximum period of twenty years. We presently amortize the present value of inforce revenue over thirty years and goodwill for periods of twenty to forty years but intend to fully comply with any new standards promulgated at the time of any future acquisitions. If any component of the inforce revenue base should become unrealizable or the accounting regulatory bodies impose shorter amortization periods, this could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that a component of the inforce revenue base will not become unrealizable or that accounting regulatory bodies will not impose shorter amortization periods.

FLUCTUATIONS IN OUR REVENUES MAKE OUR OPERATING RESULTS DIFFICULT TO ANALYZE AND FORECAST.

     Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis. Because many of our clients' programs are implemented late in the year, we can experience large increases in both first year and renewal revenue in the fourth quarter. Operating results are also affected by a number of other factors, including:

     - introduction of new or enhanced programs and services by us or our competitors;

     - client acceptance or rejection of new programs and services;

     - program development expenses;

     - timing of significant sales;

     - demand for our administrative services;

     - competitive, legislative and regulatory conditions in our industry; and

     - general economic conditions.

     Many of these factors are beyond our control. The sales cycles of our programs and services usually last between twelve to eighteen months, with first year revenue often coming from a few large cases and subject to a number of factors beyond our control. Our revenue is thus difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not reliable indicators of future performance.

W.T. WAMBERG OWNS A SIGNIFICANT AMOUNT OF OUR COMMON STOCK.

     W.T. Wamberg, our Chairman and Chief Executive Officer, owns 19.7% of our outstanding common stock. As a result, Mr. Wamberg is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of Clark/ Bardes Holdings that may otherwise be beneficial to you.

DELAWARE LAW AND OUR CHARTER DOCUMENTS COULD PREVENT AN UNSOLICITED TAKEOVER.

     Delaware law, as well as provisions of our certificate of incorporation and bylaws, could discourage unsolicited proposals to acquire us, even though such a proposal may be beneficial to you. These provisions include:

     - a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms;

     - our board's authority to issue shares of preferred stock without shareholder approval; and

     - provisions of Delaware law that restrict many business combinations and provide that directors serving on staggered boards of directors, such as ours, may be removed only for cause.

     In addition, we have adopted a stockholder rights plan that could further discourage attempts to acquire control of us. These provisions of our certificate of incorporation, bylaws and Delaware law could discourage tender offers or other transactions that might otherwise result in your receiving a premium over the market price for our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the Liquidity and Capital Resources section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in pages 32 through 33 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in our independent accountants during the past two fiscal years. There have been no material disagreements with our independent accountants on our accounting or financial reporting that would require our independent accountants to qualify or disclaim their report on our financial statements, or otherwise require disclosure in this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from our proxy statement for the 2000 annual meeting of our stockholders under the captions "Proposal One -- Election of Directors," and "Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from our 2000 proxy statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from our 2000 proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from our 2000 proxy statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1) Financial Statements

           Report of Independent Auditors
           Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for each of the years ended
             December 31, 1999, 1998, and 1997
           Consolidated Statements of Stockholders' Equity (Deficit) for each of the years ended December 31, 1999, 1998, and 1997
           Consolidated Statements of Cash Flows for each of the years ended
             December 31, 1999, 1998, and 1997
           Notes to the Consolidated Financial Statements

        (2) Financial Statement Schedules

           None.

           Schedules not listed above have been omitted because they are not required, are not applicable, are shown in the related financial statement or notes thereto or the amounts are immaterial.

        (3) Exhibits

           The information required by this Item 14(a)(3) is set forth in the
           Exhibit Index immediately following our financial statements. The exhibits listed herein will be furnished upon written request to "Director of Investor Relations" located at our headquarters and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

     (b) Reports on Form 8-K

     The following current Report on form 8-K was filed during the three months ended December 31, 1999:

        On October 4, 1999, we filed Amendment No. 1 to our Current Report on Form 8-K filed September 16, 1999, disclosing the acquisition of the businesses and substantially all the assets of The Wamberg Organization, Inc. and Wamberg Financial Corporation. The following financial statements and financial information was filed as part of the Form 8-K, as amended:

        (1) The Independent Auditor's Reports and the following audited financial statements of The Wamberg Organization and Wamberg Financial Corporation were included in the Form 8-K, as amended:

          (i)   Report of Independent Auditors;
          (ii)  Balance Sheets as of December 31, 1998 and 1997;
          (iii) Statements of Income (Loss) and Retained Earnings (Accumulated
                Deficit) for the years ended December 31, 1998 and 1997;
          (iv)  Statements of Cash Flows for the years ended December 31, 1998 and 1997; and
          (v)   Notes to Financial Statements.

        (2) Our unaudited pro forma financial statements were included in the Form 8-K, as amended:

          (i) Unaudited Pro Forma Balance Sheets as of June 30, 1999 and December 31, 1998; and
          (ii) Unaudited Pro Forma Statements of Income for the six months ended June 30, 1999 and year ended December 31, 1998.

                          CLARK/BARDES HOLDINGS, INC.
                                AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets at December 31, 1999 and 1998...   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998, and 1997.........................   F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1999, 1998, and 1997.....   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997.........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Clark/Bardes Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Clark/Bardes Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clark/Bardes Holdings, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Dallas, Texas
February 18, 2000

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              ---------     --------
                                                              (DOLLARS IN THOUSANDS
                                                              EXCEPT SHARE AMOUNTS)
                                       ASSETS

Current Assets:
  Cash and cash equivalents.................................  $  4,832      $12,102
  Accounts and notes receivable, net of allowances of $347
     and $394, respectively.................................    18,295        8,076
  Deposits and advances.....................................     1,123           59
                                                              --------      -------
          Total current assets..............................    24,250       20,237
Intangible Assets -- net
  Present value of in force revenue.........................    59,284       25,532
  Goodwill..................................................    34,440       18,552
  Non competition agreements................................     1,267        1,125
                                                              --------      -------
                                                                94,991       45,209
                                                              --------      -------
Equipment and Leasehold Improvements -- net.................     4,505        1,178
Deferred Tax Asset..........................................       282          607
Other Assets................................................       831          262
                                                              --------      -------
          Total assets......................................  $124,859      $67,493
                                                              ========      =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  4,100      $ 2,925
  Commissions and fees......................................     3,475        2,634
  Income taxes..............................................     4,350          528
  Accrued liabilities.......................................     7,841        2,651
  Debt maturing within one year.............................     7,252        4,344
                                                              --------      -------
          Total current liabilities.........................    27,018       13,082
Long Term Debt..............................................    35,473       24,713
Stockholders' Equity:
  Preferred stock
     Authorized -- 1,000,000 shares; $.01 par value, none
      issued
  Common stock
     Authorized -- 20,000,000 shares; $.01 par value
     Issued and outstanding -- 9,629,999 in 1999 and
      8,202,535 in 1998.....................................        96           82
  Paid in capital...........................................    50,099       26,274
  Retained earnings.........................................    12,173        3,342
                                                              --------      -------
          Total stockholders' equity........................    62,368       29,698
                                                              --------      -------
          Total liabilities and stockholders' equity........  $124,859      $67,493
                                                              ========      =======
Balances with related parties:
  Accounts receivable -- officers and directors.............  $     20      $    --
  Accounts receivable -- affiliates.........................  $    461      $   872
  Commissions and fees payable..............................  $     26      $    --
  Debt maturing within one year.............................  $     --      $   425
  Long term debt............................................  $     --      $ 6,113

                 See accompanying notes to financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               1999            1998            1997
                                                           -------------   -------------   -------------
                                                            (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
REVENUES
  Commissions and service fees...........................   $  119,158      $   72,264      $   47,871
  Other..................................................        1,602           2,502           1,584
                                                            ----------      ----------      ----------
                                                               120,760          74,766          49,455
Commission and fee expenses..............................       53,108          46,111          32,439
                                                            ----------      ----------      ----------
Gross profit.............................................       67,652          28,655          17,016
OPERATING EXPENSES
  General and administrative.............................       45,153          19,616          11,504
  Amortization of intangibles............................        4,370           1,232             295
  Put warrants (non-recurring)...........................           --           4,800              --
                                                            ----------      ----------      ----------
                                                                49,523          25,648          11,799
                                                            ----------      ----------      ----------
OPERATING INCOME.........................................       18,129           3,007           5,217
INTEREST
  Income.................................................          329             565             189
  Expense................................................       (3,548)         (3,166)         (1,112)
                                                            ----------      ----------      ----------
                                                                (3,219)         (2,601)           (923)
                                                            ----------      ----------      ----------
Income before taxes......................................       14,910             406           4,294
Income taxes.............................................        6,079             817              60
                                                            ----------      ----------      ----------
NET INCOME (LOSS)........................................   $    8,831      $     (411)     $    4,234
                                                            ==========      ==========      ==========
BASIC NET INCOME (LOSS) PER COMMON SHARE
  Net income (loss)......................................   $     0.97      $    (0.08)     $     1.03
                                                            ==========      ==========      ==========
  Weighted average shares................................    9,077,775       5,006,009       4,119,387
                                                            ==========      ==========      ==========
DILUTED NET INCOME (LOSS) PER COMMON SHARE
  Net income (loss)......................................   $     0.95      $    (0.08)     $     0.99
                                                            ==========      ==========      ==========
  Weighted average shares................................    9,328,939       5,006,009       4,398,593
                                                            ==========      ==========      ==========
DIVIDENDS PER COMMON SHARE...............................           --              --      $     1.32
                                                            ==========      ==========      ==========
Transactions with related parties were as follows:
  Commissions and service fees...........................   $    1,434      $    1,585      $      879
  Commission and fee expenses............................   $    8,071      $    8,068      $   24,152
  General and administrative expenses....................   $       45      $       --      $       --

                 See accompanying notes to financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               COMMON STOCK
                                             COMMON STOCK                       IN TREASURY                        TOTAL
                                          -------------------   PAID IN    ---------------------   RETAINED    STOCKHOLDERS'
                                            SHARES     AMOUNT   CAPITAL      SHARES      AMOUNT    EARNINGS   EQUITY (DEFICIT)
                                          ----------   ------   --------   ----------   --------   --------   ----------------
                                                              (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at January 1, 1997..............   5,957,344   $5,054   $     --   (1,203,291)  $ (4,456)  $ 3,214        $ 3,812
  Sale of common stock..................       1,796       8                                                            8
  Issuance of common stock warrants.....                 100                                                          100
  Purchase of common stock for
    treasury............................                                   (2,567,650)   (13,969)                 (13,969)
  Notes receivable from related parties
    for stock issued, net of
    distribution of $606,280............                                      244,649       (568)                    (568)
  Sale/grant of treasury stock..........                                      789,162      4,962                    4,962
  Net income............................                                                             4,234          4,234
  Dividends.............................                                                            (4,259)        (4,259)
                                          ----------   ------   --------   ----------   --------   -------        -------
Balance at December 31, 1997............   5,959,140   5,162          --   (2,737,130)   (14,031)    3,189         (5,680)
  Decrease in note receivable from
    related party for treasury stock
    purchased...........................                                                     471                      471
  Distribution to S Corp.
    shareholders........................                                                            (3,346)        (3,346)
  Redemption of common stock warrants...                            (100)                                            (100)
  Issuance of common stock in initial
    public offering (net of expenses)...   4,000,000      40      31,707                                           31,747
  Retirement of treasury shares and S
    Corp. conversion....................  (2,737,130)  (5,346)   (12,124)   2,737,130     13,560     3,910             --
  Issuance of common stock..............     166,965     218       1,999                                            2,217
  Conversion of 8.5% subordinated
    note................................     813,560       8       4,792                                            4,800
Net loss................................                                                              (411)          (411)
                                          ----------   ------   --------   ----------   --------   -------        -------
Balance at December 31, 1998............   8,202,535      82      26,274           --         --     3,342         29,698
Decrease in note receivable from related
  party for treasury stock purchased....                              89                                               89
Issuance of common stock in connection
  with acquisitions.....................     426,214       4       6,857                                            6,861
Sale of stock in a private placement....   1,000,000      10      16,868                                           16,878
Exercise of stock options...............       1,250      --          11                                               11
Net income..............................                                                             8,831          8,831
                                          ----------   ------   --------   ----------   --------   -------        -------
Balance at December 31, 1999............   9,629,999   $  96    $ 50,099           --   $     --   $12,173        $62,368
                                          ==========   ======   ========   ==========   ========   =======        =======

                 See accompanying notes to financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $  8,831   $   (411)  $  4,234
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation and amortization..........................     5,232      1,571        491
     Allowance on receivables...............................       (47)       316         --
     Changes in operating assets and liabilities
       Accounts and notes receivable........................    (6,576)      (300)    (4,959)
       Deposits and advances................................      (542)       (59)        --
       Other assets.........................................      (201)      (203)       (42)
       Deferred tax asset...................................       325       (607)        --
       Accounts payable.....................................    (3,522)     1,783        829
       Commissions and fees payable.........................        40        689        598
       Income taxes payable.................................     3,822        528         --
       Accrued liabilities..................................     5,190        654        663
                                                              --------   --------   --------
Cash provided by operating activities.......................    12,552      3,961      1,814
                                                              --------   --------   --------
INVESTING ACTIVITIES
  Purchases of businesses...................................   (38,470)   (18,353)   (13,883)
  Purchases of equipment....................................    (1,812)      (801)      (537)
                                                              --------   --------   --------
Cash used in investing activities...........................   (40,282)   (19,154)   (14,420)
                                                              --------   --------   --------
FINANCING ACTIVITIES
  Proceeds from borrowings..................................    57,000         31     23,400
  Repayment of borrowings...................................   (53,507)   (10,137)        --
  Issuance of common stock and warrants -- net of costs.....    16,878     37,135        108
  Notes receivable..........................................        89        163        (44)
  Dividends.................................................        --     (3,680)    (1,779)
  Proceeds from sale of treasury stock -- net...............        --         --      3,791
  Purchase of treasury stock................................        --         --    (13,969)
                                                              --------   --------   --------
Cash provided by financing activities.......................    20,460     23,512     11,507
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH.................................    (7,270)     8,319     (1,099)
  Cash and Cash Equivalents at Beginning of the Year........    12,102      3,783      4,882
                                                              --------   --------   --------
  Cash and Cash Equivalents at End of the Year..............  $  4,832   $ 12,102   $  3,783
                                                              ========   ========   ========

                 See accompanying notes to financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Clark/Bardes Holdings, Inc. (CBH) and its wholly owned subsidiaries, Clark/Bardes, Inc. (CBI) and Wamberg Financial Corporation. Through its three operating divisions, Clark/Bardes, Bank Compensation Strategies and HealthCare Compensation Strategies, CBI designs, markets and administers life insurance products, compensation, and benefit programs to U.S. corporations, banks and healthcare organizations. CBI assists its clients in using customized life insurance products to generate capital, finance long-term benefit liabilities, and supplement and secure benefits for key employees. In addition, CBI provides long-term administrative services for executive benefits and insurance and provides compensation consulting services.

     Basis of Presentation -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. All intercompany values and transactions have been eliminated in the accompanying consolidated financial statements.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     Cash and Cash Equivalents -- CBI considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. CBI has cash balances at three financial institutions in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. Uninsured cash in bank balances aggregate to approximately $4,323,000 and $3,009,000 at December 31, 1999 and 1998, respectively. CBI has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Fair Value of Financial Instruments -- The book values of cash, accounts and notes receivable, accounts payable, commissions and fees payable and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. The carrying value of CBI's long-term debt does not differ significantly from its fair value.

     Equipment and Leasehold Improvements -- Equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation expense is provided in amounts sufficient to relate the cost of assets to operations over the estimated service lives using the straight-line method. CBI depreciates furniture and equipment over periods of three to seven years while leasehold improvements are amortized over the lease period.

     Intangible Assets -- CBI has intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Intangible assets consist of the net present value of future cash flows from existing business at the acquisition date, non-compete agreements with the former owners and goodwill. The amortization periods for the non-compete agreements are 5 years and 10 years. The net present value of future cash flows is amortized over 20 to 30 years (the expected average policy duration) based on the present value of estimated profits expected to be realized over the life of the existing book of business. Goodwill is being amortized over a 25 to 40 year period on a straight-line basis. Amortization expense totaled $4,370,000 in 1999, $1,232,000 in 1998, and $295,000 in 1997, respectively. Management's policy, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, is to review intangible and other long-lived assets for impairment on an annual basis or whenever changes in circumstances indicate that an impairment might exist. When one or more indicators are present, the

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES estimated undiscounted cash flows are compared to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts and any write-downs are treated as permanent reductions in the carrying amount of the asset.

     Revenue -- First year commissions are recognized as revenue at the time the policy application is substantially completed, the premium is paid and the insured party is contractually committed to purchase the insurance policy. Renewal commission revenue is recognized when the premium or commission is due and payable. CBI is notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are infrequent and minor. Revenue associated with policies to be surrendered is not recognized. Cancellations or other adjustments are accounted for in the period of cancellation or in the period where an adjustment is determined to be necessary and are not significant. Service fees are received annually on the policy anniversary date. Fees related to future services to be provided are recognized as the services are rendered and fees for program design and placement are recognized in a manner consistent with commissions. Fees for consulting services are recognized on a percentage of completion basis as related costs are incurred over the duration of the project.

     CBI generated in excess of 25% of its revenue in 1999 from 8 clients, in 1998 from 8 clients, and in 1997 from 3 clients, respectively, creating a concentration of credit risk. Approximately 15.2%, 17.5% and 23% of CBI's commission and fee revenue for the years ended December 31, 1999, 1998 and 1997 respectively, was generated by The Wamberg Organization, which was wholly owned by CBI's Chairman and Chief Executive Officer and acquired by CBI on September 1, 1999 (see note 2). Substantially, all of the policies underlying the programs marketed by CBI are underwritten by 20 life insurance companies, of which seven accounted for approximately 63.1%, 76.3% and 78.9% of CBI's first-year commission revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

     CBI is party to production agreements (typically, five years in duration) with some of the insurance companies with which it conducts business. If CBI fails to meet specified minimum production levels with these carriers, future commissions otherwise payable to CBI by the insurance carriers will be offset up to maximum amounts ranging from $100,000 to $150,000 per year, or a total of $400,000 per year under all agreements combined.

     Commissions and Fee Expense -- Commissions and fee expense comprise the portion of the total commission revenue that is earned by and paid to independent sales producers.

     Advertising -- Advertising and marketing costs provided to third parties are charged to operations when incurred. Total expenses for 1999, 1998, and 1997 were $1,080,000, $289,000 and $70,000, respectively.

     Income Taxes -- Prior to its initial public offering and in connection therewith, Clark/Bardes ceased to be taxed as an S corporation and became subject to federal and state income taxation as a C corporation. As an S corporation, CBI's income, whether or not distributed, was taxed directly to the stockholders for federal and certain state income tax purposes. At August 1, 1998, the effective date of change in tax status, CBI recorded deferred taxes on its balance sheet for the difference between the tax bases and book bases of its assets and liabilities.

     Securities and Exchange Commission Staff Accounting Bulletin No.
101 -- Revenue Recognition in Financial Statements -- SAB No. 101 becomes effective in 2000. CBH has been in compliance with SAB No. 101 and its adoption is not expected to have any impact on CBH's net income or stockholders' equity.

     Derivatives and Hedging Instruments -- In June 1998, the FASB issued SFAS No. 133 -- Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement will require CBI to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge,

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of CBI's minimal use of derivatives (note 6), management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of CBI.

     Reclassifications -- CBI has made minor reclassifications of certain prior years' amounts to conform to the current year's presentation.

2. ACQUISITIONS

     Following is a description of the Company's acquisitions made during 1997, 1998 and 1999. The results of operations for each acquired entity have been included in the accompanying statement of operations as of their effective date.

     Banking Consultants of America (BCA) -- Effective October 1, 1999, CBI purchased certain assets and the businesses of Banking Consultants of America (a sole proprietorship) and Financial Institution Services, Inc. for a purchase price of $1.4 million and expenses of $28,000. BCA is a regional provider of insurance products to banks and will be absorbed by CBI's Bank Compensation Strategies division. BCA has been accounted for as a purchase and the entire purchase price was allocated to the net present value of the future cash flows of BCA's projected renewal revenues.

     The Wamberg Organization and Wamberg Financial Corporation -- On September 1, 1999, CBI purchased certain assets and assumed certain liabilities of The Wamberg Organization and purchased all of the outstanding stock of Wamberg Financial Corporation for a total purchase price of $18.0 million consisting of:

     (i)     a cash payment to The Wamberg Organization of $12.4 million;

     (ii) a cash payment to W. T. Wamberg of $50,000 for his shares of Wamberg Financial Corporation;

     (iii)   a direct payment of $1.5 million for two outstanding loans;

     (iv) assumption of a $3.8 million note for the purchase of a corporate aircraft; and,

     (v)     expenses of approximately $265,000.

     The $14.2 million cash portion of the purchase price was funded from CBI's existing cash balances. In addition, the asset purchase agreement provides for the payment of an additional $11.9 million upon the attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002. As of December 31, 1999, the financial objectives for that year had been met; accordingly, a $1.5 million cash payment will be made to W. T. Wamberg in the first quarter of 2000 and will be recorded as additional purchase price. In accordance with the asset purchase agreement, all renewal revenue acquired as of September 1, 1999, remaining inforce on December 31, 2018, will revert to Mr. Wamberg.

     The sole shareholder of The Wamberg Organization and Wamberg Financial Corporation was W. T. Wamberg, Chairman of CBI and Clark/Bardes Holdings, Inc. The Wamberg Organization has historically been CBI's largest single producer, accounting for 17.5% of revenue in 1998 and 15.2% for the year period ended December 31, 1999. Upon consummation of the September 1, 1999 acquisition, Mr. Wamberg became President and Chief Executive Officer of Clark/Bardes Holdings, Inc.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

     The tangible assets acquired consist primarily of receivables, equipment, and aircraft. Subsequent to the acquisition, the Company sold the corporate aircraft previously owned by Wamberg Financial Corporation to an unaffiliated leasing company for a gain of $502,000 -- net of tax, and simultaneously leased it back for a ten year period. The gain was not recognized in income as it had been recorded as part of the purchase price. The proceeds from the sale were applied to a full repayment of the related note. The monthly rental under the lease is $27,924 or $335,000 per year. In the five years ended December 31, 2004, total rental will be $1,675,000.

     Because of the relationship between The Wamberg Organization, Wamberg Financial Corporation, W. T. Wamberg and CBI, the CBH board of directors appointed a special committee comprised of independent, non-employee directors to negotiate and review the terms of this transaction. The special committee received a fairness opinion from an independent investment banking firm with respect to the acquisition and, after analyzing the matter and considering all relevant issues, recommended that the full board approve the transaction.

     The Wamberg Organization leases its 11,085 square feet of office space from an entity controlled by Mr. Wamberg for an annual rental of $150,000, under a lease expiring on February 21, 2009.

     On January 4, 1999, CBI purchased the right to receive approximately 27.5% of the commissions, related to renewal revenue of certain inforce policies existing on June 30, 1998, due under the Principal Office Agreement with W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with the acquisition of the assets and liabilities of The Wamberg Organization discussed above, CBI purchased all of the renewal revenue not acquired on January 4, 1999 and the original January 4, 1999 agreement was superseded. Accordingly, the unamortized balance of $6.9 million at September 1, 1999 under that agreement was combined with the purchase price under the new purchase agreement. The combined purchase price will be allocated to the net present value of future revenue to be received until September 1, 2018. Excluding any payments that may be made by virtue of achieving the stipulated annual financial objectives, the total cost of The Wamberg Organization and Wamberg Financial Corporation was $24.9 million, including the $6.9 million unamortized balance of the January 4 purchase.

     The acquisition of The Wamberg Organization and Wamberg Financial Corporation has been accounted for as a purchase. The pro forma information below presents the results of operations including those of the Wamberg entities as if the acquisitions occurred on January 1, 1998.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                                              (IN THOUSANDS EXCEPT
                                                                   PER SHARE)
Pro Forma:
  Revenues..................................................  $120,760    $74,766
  Net income................................................     6,751        725
  Diluted earnings per share................................       .72        .13

     National Institute for Community Banking -- On May 18, 1999, CBH acquired all of the issued and outstanding capital stock of National Institute for Community Banking (NICB) by merging it with and into CBH. Each share of NICB common stock was converted into CBH common stock on a ratio of 39.7 of CBH shares for each share of NICB for a total of 484,303 shares of CBH common stock. By agreement, the effective date of the NICB acquisition was January 1, 1999. NICB was an independent producer affiliated with Bank Compensation Strategies.

     Of the total, 99,851 shares were issued at the closing and 384,452 shares are issuable upon attaining stipulated revenue and income goals over the four-year period 1999 to 2002. No other consideration was given.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

The value of the shares received by the selling shareholders was $1.6 million based on CBH's closing price of $16 on May 18, 1999. Any shares issued will be accounted for as additional consideration based on their value at the time of issuance and will increase future amortization expense. The selling shareholders achieved their financial performance goals for 1999 and, on January 26, 2000 an additional 96,113 shares having a value of $1.4 million were issued to them.

     The acquisition of NICB has been accounted for as a purchase. The entire cost of the NICB acquisition has been allocated to goodwill and is being amortized over 25 years.

     MCG/Healthcare -- On April 5, 1999, CBI purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare, a Minnesota corporation, for a purchase price of $35.9 million consisting of:

     (i)    a cash payment of $13.8 million;

     (ii)   a promissory note for $8.7 million;

     (iii) 326,363 shares of common stock, having an aggregate value of $5.3 million based on the closing price of the common stock on April 5, 1999;

     (iv)   the direct payment of $3.6 million for certain outstanding loans;
            and,

     (v) the assumption of $4.2 million of liabilities and approximately $372,000 of closing costs.

     The assets acquired include cash, receivables and equipment in addition to all intellectual property, files pertaining to customers, computer software and systems and related licenses. The liabilities assumed include commissions payable, accrued employee benefits and operating expenses. The $17.7 million cash portion of the purchase price was funded by a borrowing under CBI's credit facility. The promissory note is payable in thirty-two equal quarterly installments of principal and interest at 10% per annum commencing on April 5, 2000 (see Note 6). The promissory note is partially secured by a personal guarantee of W. T. Wamberg, Chairman and Chief Executive Office of Clark/Bardes Holdings.

     MCG/HealthCare is a 168 employee executive benefit consulting organization servicing the healthcare industry. MCG/HealthCare is headquartered in Minneapolis, Minnesota. Prior to the acquisition described above, there was no material relationship between CBI and MCG/HealthCare.

     The acquisition of MCG/HealthCare has been accounted for as a purchase. The pro forma information below presents the results of CBI and MCG/HealthCare as if the acquisition had occurred on January 1, 1998.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                               (IN THOUSANDS EXCEPT
                                                                    PER SHARE)
Pro Forma:
  Revenues..................................................   $126,518     $100,876
  Net income (loss).........................................      7,464       (1,826)
  Diluted earnings (loss) per share.........................        .79         (.34)

     Schoenke Companies -- On September 1, 1998, CBI acquired substantially all of the assets, and the book of business of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation based in Germantown, Maryland. The Schoenke Companies specialize in designing and administering benefit programs for companies. The Company accounted for the acquisition as a purchase and has included the operating results of the Schoenke Companies commencing from the acquisition date in the accompanying financial statements.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

     The purchase price was $17.0 million plus related expenses of approximately $98,000. The purchase price was comprised of $15.0 million in cash and a promissory note in the principal amount of $2.0 million (see Note 6). CBI allocated approximately $768,000 of the purchase price to tangible assets acquired and the remaining $16 million was allocated to the net present value of estimated realizable future cash flows embedded in the existing inforce book of business. This intangible asset is being amortized over 30 years which approximates the average policy duration based on the terms of the policies and prevailing practices for such benefit programs.

     The pro forma information below presents the results of CBI and Schoenke combined as if the acquisition had occurred January 1, 1997:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                              (IN THOUSANDS EXCEPT
                                                                   PER SHARE)
Pro Forma:
  Revenues..................................................   $79,744     $55,920
  Net income................................................        96       3,911
  Diluted earnings per share................................       .01         .48

     Wiedemann & Johnson Company -- On November 1, 1998, CBI acquired substantially all of the assets and 75% of the book of business of Wiedemann & Johnson Company based in Dallas, Texas. The Wiedemann & Johnson Company specializes in designing, and administering benefit programs for companies. CBI accounted for the acquisition as a purchase and has included the operating results of the Wiedemann & Johnson Companies in the financial statements commencing from the acquisition date.

     The purchase price was $6.0 million plus related expenses of approximately $54,000. The purchase price was comprised of $4.0 million in cash and $2.0 million in common stock represented by 142,857 shares at an agreed upon price per share. CBI allocated approximately $40,000 of the purchase price to tangible assets acquired and $6,014,000 to the net present value of estimated realizable future cash flow embedded in the existing in-force book of business. This intangible asset is being amortized over 30 years, which approximates the average policy duration based on the terms of the policies, and prevailing practices for such benefit programs.

     Bank Compensation Strategies -- On September 1, 1997, CBI acquired substantially all of the assets and the book of business of Bank Compensation Strategies Group (BCS), a Minneapolis, Minnesota based life insurance agency engaged in designing and marketing life insurance policies and related compensation, salary and benefit plans and providing related services to financial institutions. CBI accounted for the acquisition as a purchase and has included the operating results of BCS commencing from the acquisition date in the financial statements.

     The purchase price was $24.0 million plus related expenses of approximately $383,000. The purchase price was comprised of $13.5 million in cash and two promissory notes in the principal amounts of $5.7 million and $4.8 million (see
Note 6). CBI allocated approximately $10,000 of the purchase price to tangible assets acquired;

     - $1.2 million was allocated to two non-compete agreements with former officers of BCS. The terms of the agreements are for five and ten years, which are the respective periods over which the intangible assets are being amortized.

     - $19.1 million was allocated to goodwill. This is being amortized over a forty year period.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

     - $4.1 million was allocated to the net present value of the realizable cash flows embedded in the existing inforce book of business and is being amortized over thirty years.

     The pro forma information below presents the results of CBI and BCS combined as if the acquisition had occurred on January 1, 1997:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1997
                                                               --------------
                                                               (IN THOUSANDS,
                                                                   EXCEPT
                                                                 PER SHARE)
Pro Forma:
  Revenues..................................................      $62,264
  Net income................................................        2,219
  Diluted earnings (loss) per share.........................          .48

3. NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Secured; interest at prime plus 2%; due on demand...........  $100    $130
Secured; interest at prime plus 4%; due on demand...........   163     212
Secured; interest at prime plus 2%; due on demand...........    32      51
                                                              ----    ----
                                                              $295    $393
                                                              ====    ====

4. INTANGIBLES

     Intangible assets represent the excess of the purchase price over the fair values of the tangible assets of acquired businesses (see note
1 -- Intangibles). The classification of the amounts determined and allocated to the respective intangible assets are:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Present value of future cash flows from in force revenue....  $ 62,711   $26,409
Goodwill....................................................    36,427    19,077
Non competition agreements..................................     1,750     1,250
                                                              --------   -------
                                                               100,888    46,736
Accumulated amortization....................................    (5,897)   (1,527)
                                                              --------   -------
Net.........................................................  $ 94,991   $45,209
                                                              ========   =======

     The amortization periods for these assets are:

     - present value of future cash flows from inforce revenues are amortized over 20 to 30 years, a period representative of the policy duration;

     - goodwill is amortized over periods of 25 to 40 years; and

     - non competition agreements are amortized over 5 to 10 years, the terms of the agreements.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Major classifications of equipment and leasehold improvements are as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Office furniture and equipment..............................  $6,458   $2,745
Leasehold improvements......................................     503      188
                                                              ------   ------
                                                               6,961    2,933
Accumulated depreciation and amortization...................  (2,456)  (1,755)
                                                              ------   ------
                                                              $4,505   $1,178
                                                              ======   ======

Depreciation was $862,000, $338,000 and $198,000 for the years 1999, 1998 and
1997, respectively.

6. TAXES

     Prior to July 31, 1998, CBI had elected, by consent of its shareholders, to be taxed under subchapter S of the Internal Revenue Code. Under this election, CBI did not pay federal income taxes on its taxable income. Instead, the stockholders were liable for individual federal income tax on CBI's taxable income as determined under the cash basis method of accounting. Income taxes, as shown in the accompanying financial statements for periods prior to July 31, 1998, consist primarily of state franchise and income taxes.

     In connection with its Initial Public Offering, on August 19, 1998, CBI ceased to be an S corporation and became subject to federal income taxation as a C corporation. At July 31, 1998 the tax bases of CBI's net assets was approximately $1.8 million higher than the financial statement bases. Section 448 of the Internal Revenue Code requires companies changing from the cash method to the accrual method of accounting for tax purposes to offset the excess deduction arising from the change against taxable income ratably over four taxable years. Significant components of the difference were the cash to accrual basis conversion balances and the accumulated amortization of intangible assets.

     In the period ending July 31, 1998, CBI had a pre Initial Public Offering loss of $3.8 million, which was passed on to the S corporation shareholders.

     Federal income tax (benefit) expense consists of the following components:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------   ------   ------
Current:
  Federal..................................................  $4,848   $1,230   $   --
  State and local..........................................     856      194       60
Deferred:
  Federal..................................................     319     (524)      --
  State and local..........................................      56      (83)      --
                                                             ------   ------   ------
                                                             $6,079   $  817   $   60
                                                             ======   ======   ======

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

     A reconciliation of the 1999 and 1998 income tax expense computed by applying the combined federal and state corporate tax rate of 40% to income before income taxes to the actual taxes is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                               1999    1998
                                                              ------   -----
U.S. Federal statutory rate.................................  $5,069   $ 138
State income tax -- net of federal benefit..................     895      24
Non-deductible expenses and other...........................     115      75
Non-recurring effect of conversion from an S to a C
  corporation...............................................      --     779
Nontaxable warrant adjustment...............................      --    (199)
                                                              ------   -----
                                                              $6,079   $ 817
                                                              ======   =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
Deferred tax liabilities
  Amortization..............................................  $  912   $  426
  Other.....................................................      --       50
                                                              ------   ------
                                                                 912      476
                                                              ======   ======
Deferred tax assets
  Cash to accrual adjustment................................     495      739
  Accrued liabilities and reserves..........................     473      314
  Deferred revenue..........................................     226       30
                                                              ------   ------
                                                               1,194    1,083
                                                              ======   ======
Net deferred tax assets.....................................  $  282   $  607
                                                              ======   ======

     In assessing the realizability of deferred tax assets, management considers the likelihood that some portion or all of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, management believes it is more likely than not that CBI will realize the benefits of these deductible differences. Accordingly, no valuation allowance is deemed necessary.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

7. LONG TERM DEBT

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Term loan payable to banks..................................  $28,000   $    --
Revolving credit loan payable to banks......................    5,000        --
Note payable to former shareholders of acquired businesses:
  Schoenke & Associates.....................................    1,000     2,019
  Phynque, Inc..............................................    8,724        --
Senior secured notes........................................       --    11,600
Second priority senior secured notes........................       --     8,900
Medium term notes -- related parties........................       --     3,275
AAA distribution -- related parties.........................       --     3,263
                                                              -------   -------
                                                               42,725    29,057
Less Current Maturities.....................................    7,252     4,344
                                                              -------   -------
                                                              $35,473   $24,713
                                                              =======   =======

     Credit Facility -- On January 15, 1999, CBI negotiated a $65 million senior credit facility and entered into $25 million of floating rate debt fixed for the first year at 7.08% (the one-year London InterBank Offered Rate plus 2%) under that facility. Principal and interest are payable quarterly beginning March 31, 1999. The $25 million of proceeds were used to retire existing long term debt. The credit facility contains restrictive covenants requiring mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances, and changes in control. All of the assets of CBI, including the CBI stocked owned by CBH, are pledged as collateral under this credit agreement.

     CBI is obligated to pay a commitment fee based on the daily average of undrawn funds under the credit agreement. The fee is a minimum of .25% and a maximum of .50% based on the ratio of consolidated indebtedness to income before interest, taxes, depreciation and amortization for the most recent four quarters on a rolling quarterly basis. A ratio of one to one produces the lowest fee and three to one, or more, produces the highest.

     Coincident with the credit facility and floating rate agreement, CBI entered into two interest rate swap agreements with a bank affiliated with the lending group to set the interest rates. The first agreement, accounted for in interest expense, went into effect on July 6, 1999 and sets the underlying LIBOR-based interest rate at 5.76% on $15 million of the debt. The second agreement went into effect on January 18, 2000 and sets the underlying LIBOR-based rate at 5.29% on $15 million of the debt.

     CBI capitalized $522,000 of costs in connection with the refinancings as Other Assets on the balance sheet at December 31, 1999. These costs are being amortized over the life of the agreements.

     On December 28, 1999, CBI expanded the credit facility negotiated in January 1999, to $100 million with the same group of bank lenders. The new credit facility provides for a revolving credit and a term loan. At the end of each year, borrowings under the revolving credit are converted to a five-year term loan. The revolving credit portion terminates on December 31, 2002. The revolving credit converts to a term loan at the end of each year. The term loan is payable quarterly at the rate of 5% of the year end balance and $1,250,000 per quarter so the term portion is repaid by December 31, 2004.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

     Interest on the outstanding indebtedness is at a spread over the Eurodollar (London InterBank offered) rate or a base rate equal to the prime rate plus
 1/2%, at CBI's choice. The Eurodollar rate remains fixed for the period that portion of the loan is outstanding and the base rate floats with changes in the prime rate.

     The two interest rate swap agreements, negotiated in 1999, remain in effect.

     Schoenke Notes. During 1998, in connection with the purchase of the Schoenke Companies, CBI issued $2.0 million of 6.75% notes maturing in two equal annual installments of $1.0 million on September 1, 1999, and on September 1, 2000. Interest is payable monthly beginning November 1, 1998. Interest expense was $39,000 and $112,500 and interest paid was $28,000 and $120,000 in 1998 and
1999, respectively.

     Phynque, Inc. Notes. In connection with the purchase of Phynque, Inc. d/b/a Management Compensation Group/HealthCare, CBI issued an $8,724,000 promissory note payable in thirty-two equal quarterly installments of principal and interest at 10%. A portion of the promissory note is guaranteed personally by W.
T. Wamberg, Chairman and Chief Executive Officer of CBI and CBH.

     At December 31, 1999, future payments under all financing arrangements are as follows:

2000........................................................  $7,252
2001........................................................   6,548
2002........................................................   6,646
2003........................................................   6,754
2004........................................................   6,874
Thereafter..................................................   9,250

8. STOCKHOLDERS' EQUITY

     In June 1998, Clark/Bardes, Inc., a Texas corporation (the Predecessor Company) was merged with Clark/Bardes, Inc., a Delaware corporation (the Successor Company), a wholly owned subsidiary of Clark/ Bardes Holdings, Inc. Each existing shareholder of the Predecessor Company received one-half share of the Successor Company in exchange for each share held.

     During 1997, the Predecessor Company repurchased common stock from certain principals and other stockholders. Under these agreements, 2,567,650 shares were repurchased at prices ranging from $4.20 to $6.00 per share. These shares were held in treasury.

     In 1997, the Predecessor Company approved an arrangement allowing certain key associates to purchase shares of common stock. During the year, pursuant to this arrangement, the Company issued 174,653 shares of common stock at $4.80 per share. The notes receivable under this arrangement are collateralized by the shares sold. Amounts due at December 31, 1999 and 1998 for stock purchases were $7,000 and $97,000. Outstanding principal balances pay interest at 8.5% and mature in 2000 and 2003.

     In June 1998, a return of capital distribution was made to the existing shareholders. In accounting for this distribution, all of the existing shareholders' investment, treasury shares and retained earnings were transferred to paid in capital.

     All of the foregoing was done in connection with and in contemplation of an initial public offering. Also, as part of the initial public offering, CBI redeemed previously issued warrants to purchase 1,525,424 shares of the Company's stock for $4.9 million of which $4.8 million was charged to expense during 1998.

     In August 1998, CBH sold 4 million shares of common stock in an initial public offering for net proceeds of $31.7 million.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

     Other significant equity transactions in 1998 were:

     - The conversion of $4.8 million of 8.5% convertible subordinated notes into 813,559 shares at $5.90 per share;

     - The issuance of 24,108 shares to the President of the Clark/Bardes division under an existing bonus arrangement; and

     - Issued 142,857 shares having a market value of $2 million to the controlling shareholders of Wiedemann & Johnson Company in partial payment for the purchased assets of that Company (see note 2).

     In July 1998, the Board of Directors approved the authorization of 1,000,000 shares of $.01 par value junior participating preferred stock. No shares have been issued as of December 31, 1999.

     On June 7, 1999, CBH sold 1,000,000 shares of common stock to Conning Insurance Capital Partnership V, L. P. for $16.9 million in a private placement transaction. The proceeds from this sale were used for debt reduction and acquisitions.

     During 1999, CBH also issued shares of its common stock in connection with certain acquisitions:

     - 326,363 shares having a market value of $5.3 million were issued to the controlling shareholders of Phynque, Inc. in partial payment for the purchase of the assets of that Company.

     - 99,851 shares having a market value of $1.6 million were issued to the shareholders of National Institute for Community Banking in exchange for all of the outstanding shares of that Company. Up to 384,452 additional shares are issuable upon attainment of stipulated performance objectives by NICB of which 96,113 shares having a value of $1.4 million were issued in January 2000.

9. BENEFIT PLANS

     Incentive Stock Option Plan. The Incentive Stock Option Plan provides certain employees options to purchase shares for $4.80 and $7.00 per share; 540,830 shares of common stock have been reserved for issuance under this plan and 190,830 shares had been granted under this program at December 31, 1997. The $4.80 and $7.00 options (with the exception of 100,000 director options) became 100% vested at the date of the Initial Public Offering. The options expire ten years from the grant date. In addition, the options are voided within 90 days of the employee's termination or one year from the date of death.

     On April 2, 1997, CBI granted stock options to an individual in his capacity as a nominee to the Board of Directors for the purchase of 100,000 shares at an exercise price of $4.80; no options were exercised during 1997 or vested at December 31, 1997. These options were issued in conjunction with services provided to CBI as an advisor to the Board of Directors and for future participation as a member of CBH's Board of Directors. These options vest at the rate of 5,555 shares per month beginning July 1, 1998, the date of the individual's appointment to the Company's Board of Directors. The fair value of the common stock at the date of grant was $4.80 as determined by CBH's Board of Directors based on recent stock transaction; accordingly, no compensation expense has been recorded.

     1998 Stock Option Plan. In 1998, the Board of Directors approved a stock option plan providing for certain employees, directors and producers to purchase shares at the fair market value at the time the option is granted. The Plan is administered by a committee of two non-employee directors who have full discretion to determine participation, vesting and term of the option, at the time of the grant providing that no option may

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES have a term greater than ten years from the date of the grant to purchase shares at the fair market value at the time the option is granted. A total of 2,000,000 shares are reserved for issuance under this plan.

                                                                        WEIGHTED AVERAGE
ACTIVITY                                                     OPTIONS     EXERCISE PRICE
--------                                                    ---------   ----------------
Outstanding at January 1, 1997............................     50,000        $ 1.75
  Granted.................................................    290,832        $ 5.93
  Exercised...............................................    (50,000)       $ 1.75
  Forfeited...............................................         --
                                                            ---------
Outstanding at December 31, 1997..........................    290,832        $ 5.93
  Granted.................................................    380,689        $ 9.00
  Exercised...............................................         --
  Forfeited...............................................         --
                                                            ---------
Outstanding at December 31, 1998..........................    671,521        $ 7.67
  Granted.................................................    586,323        $15.52
  Exercised...............................................     (1,250)       $ 9.00
  Forfeited...............................................    (18,750)       $16.30
                                                            ---------
Outstanding at December 31, 1999..........................  1,237,842        $11.51
                                                            ---------
Exercisable at December 31, 1999..........................    558,242        $ 9.36
                                                            =========

     The options granted in 1999 include 276,600 issued to executives and employees of the HealthCare Compensation Strategies division in connection with the acquisition of Phynque, Inc. d/b/a Management Compensation Group HealthCare. These options vest at the rate of 20% per year beginning in 1999 but are subject to certain forfeiture provisions if the division fails to attain certain financial performance goals.

     The following table summarizes the stock options outstanding and exercisable:

                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
-----------------------------------------------------------   ----------------------
                                    WEIGHTED       WEIGHTED                 WEIGHTED
                                    AVERAGE        AVERAGE                  AVERAGE
RANGE OF            NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
---------------   -----------   ----------------   --------   -----------   --------
$4.80                140,832       7.22 years       $ 4.80       90,327      $ 4.80
$7.00                150,000       7.00 years       $ 7.00      150,000      $ 7.00
$9.00                375,689       6.46 years       $ 9.00      187,147      $ 9.00
$14.25-$14.75        141,000       7.93 years       $14.74       36,667      $14.74
$15.93-$16.13        103,000       4.62 years       $16.10       88,939      $16.13
$16.94-$18.13         50,721       7.00 years       $17.81        4,662      $17.81
                   ---------
                     961,242
Contingent           276,600                        $16.13           --
                   ---------
                   1,237,842

     The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

     The pro forma information regarding net income and earnings per share required by SFAS 123 has been determined as if CBI had accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively:

                                                              1999    1998   1997
                                                              -----   ----   ----
Dividend yield..............................................   None   None   None
Volatility..................................................  185.0%  73.0%    25%
Risk-free interest rates....................................    6.3%   4.7%   5.8%
Expected life (years).......................................      6      6      6

     The estimated average fair values of options outstanding in 1999, 1998, and 1997 were $9.88, $4.59 and $1.30 respectively. Had compensation cost for CBI's stock-based compensation plans been determined in accordance with SFAS No. 123, CBI's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

YEAR ENDED DECEMBER 31,                                        1999    1998     1997
-----------------------                                       ------   -----   ------
Net income (loss)
  As reported...............................................  $8,831   $(411)  $4,234
  Pro forma.................................................  $7,777   $(977)  $4,200
Diluted earnings (loss) per common and common equivalent
  share
  As reported...............................................  $  .86   $(.08)  $  .99
  Pro forma.................................................  $  .83   $(.20)  $  .95

     These pro forma amounts are not likely to be representative of the effect on reported net income for future years.

     Savings Investment Plan. The Savings Investment Plan is a defined contribution profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, covering substantially all eligible employees. At CBI's discretion, CBI may contribute up to 100% of an eligible participant's contributions to the Plan up to a maximum of 3% of salary. Company contributions to the Plan were $388,000, $214,000 and $108,000 for the years ended December 31, 1999, 1998, and 1997 respectively.

     Stock Purchase Plan. On July 10, 1998, the Board of Directors adopted the Stock Purchase Plan, under which a total of 200,000 shares of common stock have been reserved for issuance. Any employee who has been employed by CBI for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

     The Stock Purchase Plan will be implemented by eight semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 1999, 2000, 2001 and 2002, and terminating on June 30 and December 31 of each such year. The maximum number of shares issued in such years will be 50,000 in 1999, and 50,000 plus the number of unissued shares from prior offerings for each of 2000, 2001 and 2002. The price of the shares under each offering segment shall be 85% of the lower of the closing market price on the day before the segment begins (January 1 or July 1) or on the day the segment ends (June 30 or December 31).

     CBH has determined that it will purchase the requisite shares on the open market and not issue any additional shares to fulfill this obligation. Future fulfillment under this Plan may be made through open market purchases or unissued shares, at CBH's discretion.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

     CBH employees purchased 35,617 shares of CBH common stock at an average cost, to them, of $12.94. CBH's open market purchases of these shares for the employees were made at an average cost of $16.35. Accordingly, CBH's expense of this program was $134,000 including administrative expenses.

     Key Executive Life Insurance. CBI maintains key man life insurance policies of $23 million on its Chairman and Chief Executive Officer and policies ranging from $150,000 to $8.5 million on certain other key executives.

10. COMMITMENTS

     Leases -- CBI conducts operations from leased office facilities. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ended December 31, 1999.

     Rental expense for the years ended December 31, 1999, 1998, and 1997 was $1,974,000, $916,000, and $476,000.

     At December 31, 1999, approximate minimum rental commitments under all non-cancelable leases having terms in excess of a year are as follows:

                                                         (IN THOUSANDS)
2000..................................................      $ 2,615
2001..................................................        2,491
2002..................................................        2,372
2003..................................................        1,493
2004..................................................        1,254
Thereafter............................................        6,575
                                                            -------
                                                            $16,800

11. RELATED PARTY TRANSACTIONS

     A summary of CBI's related party balances and transactions at December 31, 1999 and 1998 and for the years then ended are:

                                                               1999      1998
                                                              ------    ------
Balances:
  Accounts receivable -- officers and directors.............  $   20    $   --
  Accounts receivable -- affiliates.........................  $  461    $  872
  Commissions and fees payable..............................  $   26    $   --
  Debt maturing within one year.............................  $   --    $  425
  Long term debt............................................  $   --    $6,113
Transactions:
  Commissions and service fees..............................  $1,434    $1,585
  Commission and fee expense................................  $8,071    $8,068
  General and administrative expense........................  $   45    $   --

     CBI has entered into compensation and employment agreements with certain key employees. The agreements provide for an indefinite employment term, compensation, stock bonuses, expense reimbursements and participation in benefit plans and are subject to the employees' compliance with certain provisions. In addition, nine administrative employees of the Company's HealthCare Compensation Strategies are entitled

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES to a severance payment in the event they voluntarily terminate their employment. This was an obligation of MCG/HealthCare at the time of its acquisition and was $1.1 million at December 31, 1999.

     CBI and its Chairman and Chief Executive Officer, Mr. Wamberg, were parties to a Principal Office Agreement dated July 29, 1993, pursuant to which The Wamberg Organization marketed, on behalf of CBI, life insurance and administrative and consulting services, and CBI furnished to The Wamberg Organization marketing materials and concepts, program design ideas, selected life insurance products, specimen plan documents and administrative services. The Wamberg Organization's commissions ranged between 65.0% and 70.0% of total revenue depending on the amount of total revenue generated from a case. Commissions and fees payable to The Wamberg Organization were net of any CBI's administrative costs as determined by the Board of Directors. Pursuant to the terms of the Principal Office Agreement, The Wamberg Organization was paid approximately $8,071,000, $8,068,000 and $7,798,000 in 1999, 1998, and 1997,
respectively, for commissions and fees earned. This agreement was subsequently terminated on September 1, 1999, as a result of the acquisition of The Wamberg Organization.

     On September 1, 1999, CBI purchased certain assets and the business of The Wamberg Organization and assumed certain liabilities. Simultaneously, Mr. Wamberg became Chairman and Chief Executive Officer of CBH. (see Note 2).

     CBI has transactions with affiliated entities. CBI provides services for these affiliates and is reimbursed for these services at the Company's respective costs. Among these affiliates is Clark/Bardes Securities, Inc. a registered broker-dealer through which CBI sells all its securities products and receives a commission. Clark/Bardes Securities, Inc. is owned by W.T. Wamberg, CBH's chairman and Chief Executive Officer.

12. EARNINGS PER SHARE

     The following table sets forth the computation of historical basic and diluted earnings per share:

                                                          1999           1998           1997
                                                       ----------     ----------     ----------
                                                                (DOLLARS IN THOUSANDS)
Numerator:
  Net income (loss) for basic earnings per share.....  $    8,831     $     (411)    $    4,234
  Effect of dilutive securities:
  Interest on convertible debt (net of tax)..........          --             --(1)         125
                                                       ----------     ----------     ----------
  Numerator for diluted earnings per share...........  $    8,831     $     (411)         4,359
                                                       ==========     ==========     ==========
Denominator:
  Basic earnings per share -- weighted average
     shares..........................................   9,077,775      5,006,009      4,119,387
  Effect of dilutive securities:
  Stock options......................................     251,164(3)                      7,277
  Convertible debt...................................          --             --(2)     271,929
                                                       ----------     ----------     ----------
  Diluted earnings per share -- weighted average
     shares plus assumed conversions.................   9,328,939      5,006,009      4,398,593
                                                       ==========     ==========     ==========
Per share:
  Basic earnings (loss)..............................  $     0.97     $    (0.08)    $     1.03
                                                       ==========     ==========     ==========
  Diluted earnings (loss)............................  $     0.95     $    (0.08)    $     0.99
                                                       ==========     ==========     ==========

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

---------------

 * The effects of options and convertible debt have not been included as such effects would be antidilutive as follows:

(1) The effect of dilutive securities and interest on convertible debt increases net income by $166,000.

(2) The effect of dilutive securities on the denominator increases the average weighted number of shares by;

Stock options.............................................    35,296
Convertible securities....................................   538,844
Warrants..................................................     4,489
                                                             -------
                                                             578,629
                                                             =======

(3) Does not include 276,600 stock options issued to certain employees since they are subject to forfeiture if certain performance goals are not met during the contingency period.

13. SIGNIFICANT RISKS AND UNCERTAINTIES

     Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations; therefore the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in tax legislation. Amendments to the federal tax laws enacted in 1996 and 1997 reduced the advantages of certain purchases of business-owned life insurance. With limited exceptions, the 1996 amendment eliminated the ability to deduct interest on loans against the cash value of life insurance policies. In 1997, legislation imposed an interest deduction disallowance that applied to all business-owned life insurance except for policies placed on employees, officers, directors and 20 percent owners.

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

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

14. SEGMENTS AND RELATED INFORMATION

     CBH has three reportable segments:

        Clark/Bardes
        Bank Compensation Strategies
        HealthCare Compensation Strategies

     In 1998, CBI reported its Clark/Bardes of Washington, D.C. branch (formerly Schoenke & Associates) as a segment. During 1999, this segment was combined with the operations of the Clark/Bardes division and therefore it no longer constitutes a separate reportable segment.

     The three reportable segments operate as independent and autonomous divisions with a central corporate staff responsible for finance, strategic planning, human resources and employee benefits. All of CBH's segments are in the same business; the design, marketing and administration of insurance financed employee benefit programs to large corporations; community, regional and money center banks; and healthcare organizations. The distinction between these segments is in their geographical location and that each has its own client base as well as its own marketing, administrative staffs and management.

     CBI evaluates performance and allocates resources based on profit and loss from operations before income taxes, interest or corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant policies. There are no inter-segment revenues or expenses.

                                                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                              -----------------------------------------------------
                                                                 BANK        HEALTHCARE
                                                             COMPENSATION   COMPENSATION
                                              CLARK/BARDES    STRATEGIES     STRATEGIES     TOTALS
                                              ------------   ------------   ------------   --------
Revenues....................................    $41,004        $ 8,451        $    --      $ 49,455
Operating income............................      4,307            910             --         5,217
Depreciation and amortization...............        165            328             --           493
Identifiable assets.........................      9,862         27,039             --        36,901
Capital expenditures........................        284             64             --           348

                                                 FOR THE YEAR ENDED DECEMBER 31, 1998 (RESTATED)
                                              -----------------------------------------------------
                                                                 BANK        HEALTHCARE
                                                             COMPENSATION   COMPENSATION
                                              CLARK/BARDES    STRATEGIES     STRATEGIES     TOTALS
                                              ------------   ------------   ------------   --------
Revenues....................................    $45,408        $29,358        $    --      $ 74,766
Operating income............................      5,811          4,038             --         9,849
Depreciation and amortization...............        503          1,067             --         1,570
Identifiable assets.........................     38,232         28,654             --        66,886
Capital expenditures........................        310            330                          640

                                                      FOR THE YEARS ENDED DECEMBER 31, 1999
                                              -----------------------------------------------------
                                                                 BANK        HEALTHCARE
                                                             COMPENSATION   COMPENSATION
                                              CLARK/BARDES    STRATEGIES     STRATEGIES     TOTALS
                                              ------------   ------------   ------------   --------
Revenues....................................    $73,528        $30,784        $16,448      $120,760
Operating income............................     19,750          3,621            623        23,994
Depreciation and amortization...............      2,481          1,151          1,600         5,232
Identifiable assets.........................     58,280         30,841         35,456       124,577
Capital expenditures........................        878            498          2,812         4,188

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

The following table presents a reconciliation of revenues, income before taxes and assets to the amount shown in the financial statements:

                                                                1999      1998      1997
                                                              --------   -------   -------
Revenues
  Total revenues for reportable segments....................  $120,760   $74,766   $49,455
                                                              --------   -------   -------
          Total consolidated revenues.......................  $120,760   $74,766   $49,455
                                                              ========   =======   =======
Income before taxes
  Operating income for reportable segments..................  $ 23,994   $ 9,849   $ 5,217
  Unallocated amounts
     Corporate overhead.....................................     5,865     2,042        --
     Put warrants...........................................        --     4,800        --
     Interest -- net........................................     3,219     2,601       923
                                                              --------   -------   -------
                                                                 9,084     9,443       923
                                                              --------   -------   -------
          Income before taxes...............................  $ 14,910   $   406   $ 4,294
                                                              ========   =======   =======
Assets
  Total assets for reporting segments.......................  $124,577   $66,886   $36,901
  Deferred tax asset........................................       282       607        --
                                                              --------   -------   -------
          Total assets......................................  $124,859   $67,493   $36,901
                                                              ========   =======   =======

     Geographic Information -- All the Company's revenues are derived from clients located within the United States.

     Major Customers -- CBI generated in excess of 25% of its revenue in 1999 from 8 clients, in 1998 from 8 clients, and in 1997 from 3 clients, respectively. None of Bank Compensation Strategies or HealthCare Compensation Strategies customers accounted for more than 10% of revenue. Approximately 15.2%, 17.5%, and 23.0% of CBI's commission and fee revenue for the years ended 1999, 1998, and 1997 respectively, was generated by The Wamberg Organization, which is wholly owned by CBI's Chairman and Chief Executive Officer. Substantially all of the policies underlying the programs marketed by CBI are underwritten by 20 life insurance companies, of which eleven accounted for approximately 76.1% of CBI's first year revenue for the year ended December 31, 1999 and seven accounted for approximately 63.1%, 76.3% and 78.9% of CBI's first year revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

15. ADDITIONAL FINANCIAL INFORMATION

     The table that follows provides additional financial information related to the consolidated financial statements.

  Cash Flow Information

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998     1997
                                                              ------   ------   -------
                                                                   (IN THOUSANDS)
Cash paid for:
  Interest..................................................  $3,125   $3,323   $   636
  Taxes.....................................................  $2,335   $  896   $   182
Financing Activities:
  Notes issued in connection with acquisition...............  $8,724   $2,000   $10,500
  Reduction of borrowing on conversion of notes.............  $   --   $4,800   $    --

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

16. SUBSEQUENT EVENTS

     On February 7, 2000, CBI signed a letter of intent to acquire the business substantially all the assets and assume certain liabilities of a group of privately owned companies engaged in the sale of executive benefit and pension plans to medium and large corporations.

     The total purchase price of the assets, excluding assumed liabilities and acquisition expenses will be approximately $50 million consisting of:

     - a cash payment at closing of $30.1 million,

     - 308,428 shares of our common stock with an agreed upon value of $4.9 million, and,

     - contingent payments of $15 million payable 86% cash and 14% CBH common stock, based on achieving predetermined levels of earnings before interest, taxes, depreciation and amortization for the years 2000 through 2004.

     The transaction, which will be funded from the Company's existing line of credit, is subject to a number of conditions including an on-going review of the target company's financial and business affairs, execution of definitive purchase agreements, approval of both Clark/Bardes' and the target's boards of directors and the consent of Clark/Bardes' lenders, among other things.

17. LITIGATION

     From time to time, CBI is involved in various claims and lawsuits incidental to business, including claims and lawsuits alleging breaches of contractual obligations under agreements with producers. At this time, management believes there is no pending litigation that will have a material adverse effect on CBI's business, financial condition or operating results.

18. INTERIM FINANCIAL DATA (UNAUDITED)

                                                                     QUARTER
                                                    ------------------------------------------
                                                    FIRST   SECOND   THIRD    FOURTH    TOTAL
                                                    -----   ------   ------   ------   -------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Summary of Quarterly Results:
  Revenue..................................  1999   $24.1   $ 29.7   $ 25.7   $ 41.3   $ 120.8
                                             1998    13.8     15.2     17.6     28.2      74.8
                                             1997     5.5      5.8     11.0     27.1      49.4
  Gross profit.............................  1999   $ 9.9   $ 16.7   $ 15.2   $ 25.9   $  67.7
                                             1998     4.6      6.2      6.6     11.3      28.7
                                             1997     2.0      2.0      3.9      9.1      17.0
  Pre-tax income (loss)....................  1999   $ 2.5   $  2.4   $  1.8   $  8.2   $  14.9
                                             1998     0.2     (5.2)     1.6      3.8       0.4
                                             1997     0.2     (0.7)     0.9      3.9       4.3
  Net income (loss)........................  1999   $ 1.5   $  1.4   $  1.0   $  4.9   $   8.8
                                             1998     0.2     (5.2)     2.4      2.2      (0.4)
                                             1997     0.2     (0.7)     0.9      3.8       4.2
  Basic earnings (loss) per share..........  1999   $0.18   $ 0.16   $ 0.11   $ 0.52   $  0.97
                                             1998    0.06    (1.61)    0.44     0.27     (0.08)
                                             1997    0.05    (0.16)    0.20     1.27      1.03
  Diluted earnings (loss) per share........  1999   $0.17   $ 0.16   $ 0.11   $  .50   $  0.95
                                             1998    0.06    (1.61)    0.39      .27     (0.08)
                                             1997    0.05    (0.16)    0.20     1.03      0.99

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLARK/BARDES HOLDINGS, INC.

                                            By:      /s/ W. T. WAMBERG
                                              ----------------------------------
                                                        W. T. Wamberg
                                                President and Chief Executive
                                                            Officer

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/ W. T. WAMBERG                    Chairman of the Board,           March 13, 2000
-----------------------------------------------------    President, Chief Executive
                    W. T. Wamberg                        Officer and Director

             /s/ LAWRENCE H. HENDRICKSON               Vice Chairman of the Board and   March 13, 2000
-----------------------------------------------------    Director
               Lawrence H. Hendrickson

                 /s/ MELVIN G. TODD                    President, Clark/Bardes          March 13, 2000
-----------------------------------------------------    Division and Director
                   Melvin G. Todd

                 /s/ THOMAS M. PYRA                    Vice President and Chief         March 13, 2000
-----------------------------------------------------    Financial Officer Principal
                   Thomas M. Pyra                        Accounting Officer and Chief
                                                         Operating Officer

               /s/ RANDOLPH A. POHLMAN                 Director                         March 13, 2000
-----------------------------------------------------
                 Randolph A. Pohlman

               /s/ L. WILLIAM SEIDMAN                  Director                         March 13, 2000
-----------------------------------------------------
                 L. William Seidman

                /s/ GEORGE D. DALTON                   Director                         March 13, 2000
-----------------------------------------------------
                  George D. Dalton

                /s/ STEVEN F. PIAKER                   Director                         March 13, 2000
-----------------------------------------------------
                  Steven F. Piaker

                                  EXHIBIT LIST

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Reorganization Agreement, by and among Clark/Bardes,
                            Inc., Clark/Bardes, Inc. and the Predecessor Company
                            (Incorporated herein by reference to Exhibit 2.1 of
                            Clark/Bardes' Registration Statement of Form S-1, File
                            No. 333-56799.)
           2.2           -- Letter of Intent, dated May 29, 1998, from Clark/Bardes,
                            Inc. and the Schoenke Companies (Incorporated herein by
                            reference to Exhibit 2.2 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799.)
           2.3           -- Asset Purchase Agreement, dated September 5, 1997, among
                            Clark/Bardes, Inc., Bank Compensation Strategies, Inc.,
                            et. al. (Incorporated herein by reference to Exhibit 2.3
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
           2.4           -- Letter of Understanding, dated October 1, 1998, by and
                            between Clark/Bardes holdings, Inc. and the Wiedemann &
                            Johnson Company (Incorporated herein by reference to
                            Exhibit 10 of Clark/Bardes' Quarterly Report on Form
                            10-Q, File No. 000-24769, filed with the SEC on November
                            16, 1998).
           2.5           -- Asset Purchase Agreement, dated September 18, 1998, with
                            Schoenke & Associates Corporation, Schoenke & Associates
                            Securities Corporation and Raymond F. Schoenke, Jr.
                            (Incorporated herein by reference to Exhibit 2.2 of
                            Clark/Bardes' Current Report on Form 8-K, File No.
                            000-24769, filed with the SEC on October 2, 1998).
           2.6           -- Asset Purchase Agreement, dated November 16, 1998, by and among Clark/ Bardes, Inc., Clark/Bardes, Inc., Wiedemann
                            & Johnson Company, Bruce Hlavacek and Jennie Hlavacek
                            (Incorporated herein by reference to Exhibit 2.6 of
                            Clark/Bardes' Annual Report on Form 10-K, File No.
                            000-24769, filed with the SEC on March 31, 1999).
           2.7           -- Asset Purchase Agreement, dated April 15, 1999, by and
                            among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc.,
                            Phynque, Inc., and certain shareholders of Phynque, Inc.
                            (Incorporated herein by reference to Exhibit 2.1 of
                            Clark/Bardes' Current Report on Form 8-K, File No.
                            000-24769, filed with the SEC on April 20, 1999).
           2.8           -- Agreement and Plan of Reorganization, dated May 18, 1999, by and among Clark/Bardes Holdings, Inc., NICB Agency,
                            Inc., and David Shuster, Lynn High, Kathy Smith, and
                            Kelly Earls (Incorporated herein by reference to Exhibit
                            2.8 of Clark/Bardes' Quarterly Report on Form 10-Q, File
                            No. 000-24769, filed with the SEC on August 16,1999).
           2.9           -- Asset and Stock Purchase Agreement, dated September 1,
                            1999, by and among Clark/Bardes, Inc. and The Wamberg
                            Organization Inc. and W.T. Wamberg (Incorporated herein
                            by reference to Exhibit 2.1 of Clark/Bardes' Current
                            Report on Form 8-K, File No. 000-24769, filed with the
                            SEC on September 16, 1999).
           3.1           -- Certificate of Incorporation of Clark/Bardes, Inc.
                            (Incorporated herein by reference to Exhibit 3.1 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799, filed with the SEC on July 12, 1998).
           3.2           -- Bylaws of Clark/Bardes, Inc. (Incorporated herein by
                            reference to Exhibit 3.2 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799, filed with the
                            SEC on July 12, 1998).
           3.3           -- Certificate of Amendment (Incorporated herein by
                            reference to Exhibit 3.3 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.4           -- Certificate of Designation (Incorporated herein by
                            reference to Exhibit 3.4 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
           3.5           -- Certificate of Merger of NICB Agency, Inc. and
                            Clark/Bardes Holdings, Inc. (Incorporated herein by
                            reference to Exhibit 3.5 of Clark/Bardes' Quarterly
                            Report on Form 10-Q, File No. 000-24769, filed with the
                            SEC on August 16, 1999).
           4.1           -- Specimen Certificate for shares of Common Stock, par
                            value $.01 per share, of Clark/Bardes Holdings, Inc.
                            (Incorporated herein by reference to Exhibit 4.1 of
                            Clark/Bardes' Amendment No. 1 to the Registration
                            Statement on Form S-1, File No. 333-56799, filed with the
                            SEC on July 27, 1998).
           4.2           -- Rights Agreement, dated as of July 10, 1998, by and
                            between Clark/Bardes, Inc. and The Bank of New York
                            (Incorporated herein by reference to Exhibit 4.4 of
                            Clark/Bardes' Quarterly Report on Form 10-Q, File No.
                            000-24769, filed with the SEC on November 16, 1998).
          10.1           -- Clark/Bardes, Inc. 1998 Stock Option Plan (Incorporated
                            herein by reference to Exhibit 10.1 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.2           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes Agency of Ohio, Inc.
                            (Incorporated herein by reference to Exhibit 10.2 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.3           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes Securities, Inc.
                            (Incorporated herein by reference to Exhibit 10.3 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.4           -- Administration and Services Agreement, by and between
                            Clark/Bardes, Inc. and Clark/Bardes, Inc. of Pennsylvania
                            (Incorporated herein by reference to Exhibit 10.4 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.5           -- Principal Office Agreement, dated July 29, 1993, by and between W.T. Wamberg and Clark/Bardes, Inc. (Incorporated
                            Herein by reference to Exhibit 10.5 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.6           -- Buy-Sell Agreement for Clark/Bardes Agency of Ohio, Inc.,
                            dated April 1996, by and between Clark/Bardes Securities,
                            Inc., Clark/Bardes Agency of Ohio, Inc. and Robert
                            Kelleher (Incorporated herein by reference to Exhibit
                            10.6 of Clark/Bardes' Registration Statement on Form S-1,
                            File No. 333-56799).
          10.7           -- Note and Warrant Purchase Agreement, dated September 8,
                            1997, by and between Clark/Bardes, Inc. and Great-West,
                            Life Investors and Nationwide (Incorporated herein by
                            Reference to Exhibit 10.7 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.8           -- Note Agreement, dated September 8, 1997, by and between
                            Clark/Bardes, Inc., Great-West, Life Investors and
                            Nationwide (Incorporated herein by reference to Exhibit
                            10.8 of Clark/Bardes' Registration Statement on Form S-1,
                            File No. 333-56799).
          10.9           -- Form of Common Stock Purchase Warrant, dated September 8,
                            1997 (Incorporated herein by reference to Exhibit 10.9 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.10          -- Form of 11.00% Secured Priority Senior Secured Note Due
                            August 2004 (Incorporated herein by reference to Exhibit
                            10.10 of Clark/Bardes' Registration Statement on Form
                            S-1, File No. 333-56799)
          10.11          -- Form of 10.50% Senior Secured Note Due August 2004
                            (Incorporated herein by reference to Exhibit 10.11 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799)
          10.12          -- Convertible Subordinated Note, dated September 1997
                            (Incorporated herein by reference to Exhibit 10.12 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.13          -- Medium Term Note, dated September 1997 (Incorporated
                            herein by reference to Exhibit 10.13 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.14          -- Stock Purchase Agreement, dated August 22, 1997, by and among Clark/Bardes, Inc., Malcolm N. Briggs, Steven J.
                            Cochlan, G.F. Pendleton, and Don R. Teasley (Incorporated
                            herein by reference to Exhibit 10.14 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.15          -- Stock Purchase Agreement, dated August 1997, by and among
                            Clark/Bardes, Inc. and Henry J. Smith (Incorporated
                            herein by reference to Exhibit 10.15 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.16          -- Lease Agreement, dated April 24, 1998, by and between
                            Northland Center Limited Partnership and Clark/Bardes,
                            Inc. (Incorporated herein by reference to Exhibit 10.16
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.17          -- Lease Agreement, dated December 30, 1994, by and between
                            C-W#5, Ltd., and Clark/Bardes, Inc. (Incorporated herein
                            by reference to Exhibit 10.17 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.18          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998, to Nationwide (Incorporated herein by reference to
                            Exhibit 10.18 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).
          10.19          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998, to Life Investors (Incorporated herein by reference
                            to Exhibit 10.19 of Clark/Bardes' Registration Statement
                            on Form S-1, File No. 333-56799).
          10.20          -- Letter of Agreement to Purchase Warrants, dated June 11,
                            1998, to Great-West (Incorporated herein by reference to
                            Exhibit 10.20 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).
          10.21          -- Phantom Stock Agreement, dated September 5, 1997, by and between Clark/Bardes, Inc. and Steven J. Cochlan
                            (Incorporated herein by reference to Exhibit 10.21 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.22          -- Employment Agreement, dated November 21, 1996, by and
                            between Clark/Bardes, Inc. and Kurt J. Laning
                            (Incorporated herein by reference to Exhibit 10.22 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.23          -- Employment Agreement, dated March 28, 1995, by and
                            between Clark/Bardes, Inc. and Keith L. Staudt
                            (Incorporated herein by reference to Exhibit 10.23 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.24          -- Employment Agreement, dated August 23, 1993, by and
                            between Clark/Bardes, Inc. and Larry Sluder (Incorporated
                            herein by reference to Exhibit 10.24 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.25          -- Employment Agreement, dated March 7, 1993, by and between
                            Clark/Bardes, Inc. and Ronald A. Roth (Incorporated
                            herein by reference to Exhibit 10.25 of Clark/ Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.26          -- Employment Agreement, dated April 15, 1991, by and
                            between Clark/Bardes, Inc. and Sue A. Leslie
                            (Incorporated herein by reference to Exhibit 10.26 of
                            Clark/ Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.27          -- Employment Agreement, dated June 9, 1993, by and between
                            Clark/Bardes, Inc. and William J. Gallegos (Incorporated
                            herein by reference to Exhibit 10.27 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.28          -- Tax Indemnity Agreement by and between Clark/Bardes
                            Holdings, Inc., Clark/ Bardes, Inc. and certain former
                            Shareholders of the Predecessor Company (Incorporated
                            herein by reference to Exhibit 10.28 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.29          -- Form of Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.30          -- Form of Employment Agreement, effective as of September
                            1, 1998, by and between Clark/Bardes, Inc. and Robert E.
                            Miller (Incorporated herein by reference to Exhibit 10.30
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.31          -- Form of Employment Agreement, effective as of July 1,
                            1998, by and between Clark/Bardes, Inc. and Thomas M.
                            Pyra (Incorporated herein by reference to Exhibit 10.31
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.32          -- Form of Employment Agreement, effective as of July 1,
                            1998, by and between Clark/Bardes Holdings, Inc. and
                            Melvin G. Todd (Incorporated herein by reference to
                            Exhibit 10.32 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).
          10.33          -- Form of Commission Transfer Agreement by and between W.T.
                            Wamberg, The Wamberg Organization, Inc. and Clark/Bardes,
                            Inc. (Incorporated herein by reference to Exhibit 10.33
                            of Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.34          -- Letter of Agreement, dated July 24, 1998, to Great-West,
                            Life Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.34 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.35          -- Employment Agreement, dated September 1, 1997, by and
                            between Clark/Bardes, Inc. and Richard C. Chapman
                            (Incorporated herein by reference to Exhibit 10.35 of
                            Clark/Bardes' Registration Statement on Form S-1, File
                            No. 333-56799).
          10.36          -- Put Rights Agreement, dated as of September 9, 1997, by and among Clark/ Bardes, Inc., Great-West, Life Investors
                            and Nationwide (Incorporated herein by reference to
                            Exhibit 10.38 of Clark/Bardes' Registration Statement on
                            Form S-1, File No. 333-56799).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.37          -- Participation Rights Agreement, dated as of September 9,
                            1997, by and among Clark/Bardes, Inc., Great-West, Life
                            Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.39 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.38          -- Registration Rights Agreement, dated as of September 9,
                            1997, by and among Clark/Bardes, Inc., Great-West, Life
                            Investors and Nationwide (Incorporated herein by
                            reference to Exhibit 10.40 of Clark/Bardes' Registration
                            Statement on Form S-1, File No. 333-56799).
          10.39          -- Form of Letter Agreement between Phoenix Home Life and
                            Clark/Bardes Holdings (Incorporated herein by reference
                            to Exhibit 10.41 of Clark/Bardes' Registration Statement
                            on Form S-1, File No. 333-56799).
          10.40          -- Letter Agreement, dated August 14, 1998, between
                            Nationwide and Clark/Bardes Holdings (Incorporated herein
                            by reference to Exhibit 10.42 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.41          -- Letter Agreement, dated August 14, 1998, between
                            Great-West and Clark/Bardes Holdings (Incorporated herein
                            by reference to Exhibit 10.43 of Clark/Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.42          -- Letter Agreement, dated August 17, 1998, between General
                            American and Clark/ Bardes Holdings (Incorporated herein
                            by reference to Exhibit 10.44 of Clark/ Bardes'
                            Registration Statement on Form S-1, File No. 333-56799).
          10.43          -- 1998 Non-Employee Director Stock Option Plan
                            (Incorporated herein by reference to Exhibit 4.7 of
                            Clark/Bardes' Registration Statement on Form S-8, File
                            No. 333-68163, filed with the SEC on December 1, 1998).
          10.44          -- Credit Agreement, dated January 15, 1999, among
                            Clark/Bardes, Inc., Bank One Texas, N.A., U.S. Bank
                            National Association, certain financial institutions, and
                            Banc One Capital Markets, Inc. (Incorporated herein by
                            reference to Exhibit 10.46 of Clark/Bardes' Annual Report
                            on Form 10-K, File No. 000-24769, filed with the SEC on
                            March 31, 1999).
          10.45          -- Lease Agreement, dated December 30, 1996, by and between
                            Bellemead Development Corporation and Schoenke &
                            Associates Corporation (Incorporated herein by reference
                            to Exhibit 10.47 of Clark/Bardes' Annual Report on Form
                            10-K, File No. 000-24769, filed with the SEC on March 31,
                            1999).
          10.46          -- Lease of Office Space, dated February 20, 1990, by and
                            between T.N.C. Northstar Associates Limited Partnership
                            and Phynque, Inc., as amended (Incorporated herein by
                            reference to Exhibit 10.46 of Clark/Bardes' Quarterly
                            Report on Form 10-Q, File No. 000-24769, filed with the
                            SEC on August 16, 1999).
          10.47          -- Form of Employment Agreement, dated April 5, 1999, by and between Clark/ Bardes, Inc. and Donald Wegmiller
                            (Incorporated herein by reference to Exhibit 10.47 of
                            Clark/Bardes' Quarterly Report on Form 10-Q, File No.
                            000-24769, filed with the SEC on August 16, 1999).
          10.48          -- Employment Agreement, dated as of September 1, 1999, by and between Clark/ Bardes Holdings, Inc. and W.T. Wamberg
                            (Incorporated herein by reference to Exhibit 10.48 of
                            Clark/Bardes' Quarterly Report on Form 10-Q, File No.
                            000-24769, filed with the SEC on November 12, 1999).
          10.49          -- Sublease Agreement, dated as of September 1, 1999, by and between Clark/Bardes, Inc. and The Wamberg Organization
                            (Incorporated herein by reference to Exhibit 10.49 of
                            Clark/Bardes' Quarterly Report on Form 10-Q, File No.
                            000-24769, filed with the SEC on November 12, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.50          -- Amended and Restated Credit Agreement, dated as of
                            December 28, 1999 among Clark/Bardes, Inc. as Borrower,
                            Bank One Texas, NA as Administrative Agent, U.S. Bank
                            National Association as Co-Agent, Certain Financial
                            Institutions as Lenders, and Bank One Capital Markets,
                            Inc. as Lead Arranger and Sole Book Runner.
          22.1           -- Definitive Proxy Statement dated March 30, 2000
                            (Incorporated herein by reference to File No. 000-24769,
                            filed with the SEC on March 30, 2000).
         *27.1           -- Financial Data Schedule (included with SEC filed copy
                            only).

---------------

* filed herewith