Form 10-Q
period 2000-03-31
CLARK/BARDES HOLDINGS INC
filed 2000-05-08
CIK 1063980

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of March 31, 2000, the latest practicable date, was 9,769,826.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I-FINANCIAL INFORMATION
     Item 1.   Financial Statements                                                  4
         Condensed Consolidated Balance Sheets at March 31, 2000                     4
                           and December 31, 1999
         Condensed Consolidated Statements of Income for the three                   5
                           months ended March 31, 2000 and 1999
         Condensed Consolidated Statements of Cash Flows for the                     6
                           three months ended March 31, 2000 and 1999

     Item 2.   Management's Discussion and Analysis of Financial                    12
         Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk            23

PART II.  OTHER INFORMATION
     Item 6.  Exhibits and Reports on Form 8-K                                      24

SIGNATURES                                                                          24

EXHIBITS
      Index to Exhibits                                                             25

                           FORWARD-LOOKING STATEMENTS

     This Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Word such as "estimate," "believe," "project," "expect," "intend," "predict," and similar expressions, as they relate to Clark/Bardes Holdings, Inc. and Clark/Bardes, Inc., its subsidiary (collectively, "Clark/Bardes"), or Clark/Bardes' management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Clark/Bardes' management as well as assumptions made by and information currently available to Clark/Bardes. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to changes in tax legislation, dependence on key producers, dependence on persistency of existing business, credit risk related to renewal revenue, acquisition risks, risks related to significant intangible assets, competitive factors and pricing pressures, dependence on certain insurance companies, changes in legal and regulatory requirements and general economic conditions and other factors described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this form 10-Q. If one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect Clark/Bardes' current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to Clark/Bardes' operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to Clark/Bardes or individuals acting on Clark/Bardes' behalf are expressly in their entirety by this paragraph.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
================================================================================

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,   DECEMBER 31,
                                                                                 2000         1999
                                                                               --------    ------------
                                                                              (UNAUDITED)
                                                                                 (DOLLARS IN THOUSANDS
                                                                                 EXCEPT SHARE AMOUNTS)
                                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $    778     $  4,832
   Accounts and notes receivable - net                                           14,024       18,295
   Other current assets                                                             975        1,123
                                                                               --------     --------
      TOTAL CURRENT ASSETS                                                       15,777       24,250
INTANGIBLE ASSETS - NET                                                          97,587       94,991
EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET                                        4,360        4,505
DEFERRED TAX ASSET                                                                   12          282
OTHER ASSETS                                                                      2,329          831
                                                                               --------     --------
      TOTAL ASSETS                                                             $120,065     $124,859
                                                                               ========     ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                            $  3,213     $  4,100
   Commissions and fees                                                           1,444        3,475
   Income taxes                                                                   2,235        4,350
   Accrued liabilities                                                            7,553        7,841
   Debt maturing within one year                                                  7,480        7,252
                                                                               --------     --------
      TOTAL CURRENT LIABILITIES                                                  21,925       27,018
LONG TERM DEBT                                                                   31,844       35,473
STOCKHOLDERS' EQUITY
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                 --           --
   Common stock
          Authorized - 20,000,000 shares; $.01 par value
          Issued and outstanding - 9,769,826 in 2000 and 9,629,999 in 1999           98           96
    Paid in capital                                                              52,234       50,099
    Retained earnings                                                            13,964       12,173
                                                                               --------     --------
TOTAL STOCKHOLDERS' EQUITY                                                       66,296       62,368
                                                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $120,065     $124,859
                                                                               ========     ========



      see accompanying notes to condensed consolidated financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           2000             1999
                                        -----------      -----------
                                        (DOLLARS IN THOUSANDS EXCEPT
                                                SHARE AMOUNTS)
TOTAL REVENUE                           $    31,147      $    24,057
Commission and fee expense                   10,884           14,183
                                        -----------      -----------
GROSS PROFIT                                 20,263            9,874
                                        -----------      -----------

OPERATING EXPENSES
   General and administrative                15,013            6,255
   Amortization                               1,335              620
                                        -----------      -----------
                                             16,348            6,875
                                        -----------      -----------
OPERATING INCOME                              3,915            2,999
INTEREST
   Income                                        74               68
   Expense                                     (925)            (564)
                                        -----------      -----------
                                               (851)            (496)
                                        -----------      -----------
INCOME BEFORE TAXES                           3,064            2,503
INCOME TAXES                                  1,273            1,035
                                        -----------      -----------
NET INCOME                              $     1,791      $     1,468
                                        ===========      ===========

BASIC NET INCOME PER COMMON SHARE
Net income                              $      0.18      $      0.18
                                        ===========      ===========

Weighted average shares                   9,738,125        8,202,535
                                        ===========      ===========

DILUTED NET INCOME PER COMMON SHARE
Net income                              $      0.18      $      0.17
                                        ===========      ===========

Weighted average shares                   9,937,819        8,422,529
                                        ===========      ===========



      see accompanying notes to condensed consolidated financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2000          1999
                                                         --------      --------
                                                          (DOLLARS IN THOUSANDS)
CASH FROM OPERATING ACTIVITIES - NET                     $  1,496      $  2,853

INVESTING ACTIVITIES
   Purchases of businesses                                 (1,796)           --
   Purchases of equipment - net                              (182)          (61)
   Purchase of deferred commissions                            --        (7,504)
   Other                                                     (232)         (380)
                                                         --------      --------
                                                           (2,210)       (7,945)
                                                         --------      --------

FINANCING ACTIVITIES                                           --            --
   Proceeds from borrowings                                    --        25,000
   Repayment of borrowings                                 (3,400)      (28,298)
   Other                                                       94            48
                                                         --------      --------
                                                           (3,306)       (3,250)
                                                         --------      --------
INCREASE (DECREASE) IN CASH                                (4,054)       (8,342)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,832        12,102
                                                         --------      --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    778      $  3,760
                                                         ========      ========



     see accompanying notes to condensed consolidated financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                    UNAUDITED


1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of Clark/Bardes Holdings, Inc. (CBH) and its wholly-owned subsidiaries, Clark/Bardes, Inc. (CBI) and Wamberg Financial Corporation. Through its three operating divisions, Clark/Bardes, Bank Compensation Strategies and HealthCare Compensation Strategies, CBI designs, markets and administers life insurance products, compensation, and benefit programs to U. S. corporations, banks, and healthcare organizations. CBI assists its clients in using customized life insurance products to generate capital to finance long-term benefit liabilities and to supplement and secure benefits for key employees. In addition, CBI provides long-term administrative services for executive benefits and insurance and provides compensation consulting services.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 1999.

2.   ACQUISITION OF THE CHRISTIANSEN GROUP

     CBH acquired Christiansen & Associates effective January 1, 2000 for 43,714 shares of common stock at a value of $694,000 and cash and expenses of $81,000. Christiansen is a former BCS producer organization. The acquisition will be accounted for as a purchase and the investment will be amortized over twenty years. The allocation of the purchase price is preliminary.

     In addition to the purchase price, $167,000 cash and 171,632 shares of CBH common stock are issuable to the former principals of Christiansen & Associates on the attainment of stipulated financial objectives. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty year period.

3.   ACQUISITION OF THE WATSON COMPANY

     CBH acquired The Watson Company on February 1, 2000 for $300,000 cash as an expansion of the Bank Compensation Consulting practice of BCS. The acquisition was a purchase and the purchase price will be amortized over twenty years. The allocation of the purchase price is preliminary.

     Upon reaching certain stipulated financial goals, former shareholders of The Watson Company will earn the right to receive up to $900,000 of CBH common stock based on market values at the time of achievement. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty year period.

4.   ACQUISITION OF THE WAMBERG ORGANIZATION AND WAMBERG FINANCIAL CORPORATION

     On September 1, 1999, CBI purchased certain assets and assumed certain liabilities of The Wamberg Organization and purchased all of the outstanding stock of Wamberg Financial Corporation for a purchase price of $17.9 million and expenses of approximately $265,000.

     The asset purchase agreement provides for the payment of an additional $11.9 million upon the attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002. As of December 31, 1999, the financial objectives for that year had been met; accordingly, a $1.5 million cash payment was made to W. T. Wamberg in the first quarter of 2000 and was recorded as additional purchase price.

     On January 4, 1999, CBI purchased the right to receive approximately 27.5% of the commission and fee revenue related to renewal revenue of certain inforce policies existing on June 30, 1998, due to W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with the September 1, 1999 acquisition of The Wamberg Organization, CBI purchased all of the renewal revenue not acquired on January 4, 1999.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The acquisition of The Wamberg Organization and Wamberg Financial Corporation has been accounted for as a purchase. The unaudited pro forma information below presents our results of operations and those of The Wamberg Organization and Wamberg Financial Corporation as if the acquisition occurred on January 1, 1999.

                                 THREE MONTHS ENDED
                                     MARCH 31,
                                     ---------
                                 2000        1999
                                 ----        ----
                                  (in thousands)
PRO FORMA:
Revenues                       $31,147     $24,057
Net income                       1,791       1,988

Diluted earnings per share         .18         .24

5.   ACQUISITION OF MCG/HEALTHCARE

     On April 5, 1999, CBI purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare, a Minnesota corporation, for a purchase price of $35.6 million and $372,000 of closing costs.

     MCG/HealthCare is a 180 employee executive benefit consulting organization servicing the healthcare industry and is headquartered in Minneapolis, Minnesota. Prior to the acquisition, there was no material relationship between CBI and MCG/HealthCare. Subsequent to the acquisition, MCG/HealthCare became the HealthCare Compensation Strategies division.

     The acquisition of MCG/HealthCare has been accounted for as a purchase. The unaudited pro forma information below presents the results of CBI and MCG/HealthCare as if the acquisition had occurred on January 1, 1999:

                                 THREE MONTHS ENDED
                                     MARCH 31,
                                     ---------
                                 2000        1999
                                 ----        ----
                                  (in thousands)
PRO FORMA:
Revenues                       $31,147     $29,815
Net income                       1,791         364

Diluted earnings per share         .18         .04

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


6.   EARNINGS PER SHARE

     The following table sets forth the computation of historical basic and diluted earnings per share:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                    2000           1999
                                                 ----------     ----------
                                                   (DOLLARS IN THOUSANDS)
NUMERATOR
Net income for basic earnings per share          $    1,791     $    1,468
                                                 ----------     ----------

Numerator for diluted earnings per share         $    1,791     $    1,468

DENOMINATOR
Denominator for basic earnings per share -
   weighted average shares                        9,738,125      8,202,535
Effect of dilutive securities:
   Stock options                                    199,694        219,994
                                                 ----------     ----------

Denominator for diluted earnings per share -
   weighted average shares - diluted              9,937,819      8,422,529
                                                 ==========     ==========

PER SHARE
Basic earnings                                   $     0.18     $     0.18
                                                 ==========     ==========

Diluted earnings                                 $     0.18     $     0.17
                                                 ==========     ==========

7.   RISKS AND UNCERTAINTIES

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

     On October 19, 1999, the United States Tax Court ruled that a domestic corporation was not entitled to deduct fees and interest on policy loans from a leveraged corporate-owned life insurance program. Although CBI stopped marketing leveraged COLI programs in 1997, management is continuing to evaluate the impact of this decision, which remains subject to appeal. Nevertheless, this development may cause some current holders of leveraged COLI policies to elect to surrender their policies, which would reduce the amount of commissions that CBH would realize from the total pool of leveraged COLI policies.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     As our business grows, our working capital and capital expenditures requirements will also continue to increase. We believe that net cash flows from operations will be sufficient o finance our debt payments, working capital and capital expenditures for the next twelve months. There can be no assurance, however, that the net cash flows from operations will be sufficient to meet our anticipated requirements or that we will not require additional debt or equity financing within this time frame. We may continue to issue stock to finance future acquisitions.

8.   SEGMENTS AND RELATED INFORMATION

CBH has three reportable segments:

     Clark/Bardes
     Bank Compensation Strategies
     HealthCare Compensation Strategies

     HealthCare Compensation Strategies became a segment with the acquisition of MCG HealthCare on April 5, 1999.

     In 1998, CBI reported its Clark/Bardes of Washington, D. C. branch (formerly Schoenke & Associates) as a segment. During 1999, this segment was combined with the operations of the Clark/Bardes division and therefore it no longer constitutes a separate reportable segment.

     The three reportable segments operate as independent and autonomous divisions with a central corporate staff responsible for finance, strategic planning, human resources and employee benefits. All of CBH's segments are in the same business: the design, marketing and administration of insurance financed employee benefit programs to large corporations; community, regional and money center banks; and healthcare organizations. The distinction between these segments is in their geographical location and that each has its own client base as well as its own marketing, administrative staffs and management.

     CBH evaluates performance and allocates resources based on profit and loss from operations before income taxes, interest or corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant policies. There are no inter-segment revenues or expenses.

                                      FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000
                                -----------------------------------------------------------
                                                   BANK         HEALTHCARE
                                   CLARK/      COMPENSATION    COMPENSATION
(dollars in thousands)             BARDES       STRATEGIES      STRATEGIES        TOTALS
                                ------------   ------------    ------------    ------------
Revenues                        $     17,893   $      7,805    $      5,449    $     31,147
Operating income                       5,655           (148)           (202)          5,305
Depreciation and amortization            608            380             674           1,662
Identifiable assets                   54,432         32,310          33,723         120,465
Capital expenditures                      43             27             112             182

                                      FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999
                                -----------------------------------------------------------
                                                   BANK         HEALTHCARE
                                   CLARK/      COMPENSATION    COMPENSATION
(dollars in thousands)             BARDES       STRATEGIES      STRATEGIES        TOTALS
                                ------------   ------------    ------------    ------------
Revenues                        $     18,588   $      5,469    $         --   $     24,057
Operating income                       3,673            (44)                         3,629
Depreciation and amortization            464            246              --            710
Identifiable assets                   36,968         27,311              --         64,279
Capital expenditures                       2             59                             61

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                  2000       1999
                                                --------   --------
REVENUES
     Total revenues for reportable segments     $ 31,147   $ 24,057
                                                --------   --------
     Total consolidated revenues                $ 31,147   $ 24,057
                                                --------   --------

INCOME BEFORE TAXES
     Operating income for reportable segments   $  5,305   $  3,629
     Unallocated amounts
           Corporate overhead                      1,391        625
           Interest - net                            850        501
                                                --------   --------
                                                   2,241      1,126
                                                --------   --------
     Income before taxes                        $  3,064   $  2,503
                                                --------   --------

A reconciliation of total assets for reportable segments with total consolidated assets at March 31, 2000 and December 31, 1999, is as follows:

                                                MARCH 31,     DECEMBER 31,
                                                  2000            1999
                                              ------------    ------------
Assets
     Total assets for reporting segments      $    120,465    $    124,577
     Deferred tax asset                                 12             282
     Holding company assets - non operating           (412)             --
                                              ------------    ------------
     Total assets                             $    120,477    $    124,859
                                              ============    ============

8.  POSSIBLE ACQUISITIONS

     CBH is currently considering two possible acquisitions:

     o CBH has signed a letter to acquire an estate planning company as a new operating division. The purchase price is $3.5 million consisting of $2.8 million cash and $700,000 of CBH common stock based on the market price for twenty business days prior to the closing of the acquisition. At current market prices for CBH common, this would amount to approximately 50,000 shares. There is no other consideration, currently or in the future.

              The acquisition will be accounted for as a purchase and it is expected to be the entire purchase price and will be accounted for as an intangible asset o be amortized over a period consistent with the expected remaining lines of the assets acquired.

     o In the 1999 report on form 10-K, the signing of a letter of intent to acquire a group of privately held companies engaged in the sale of executive benefit and compensation plans to medium and large corporations for a purchase price of approximately $50 million was disclosed. Negotiations for this possible acquisition are continuing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Tables in thousands of dollars except per share amounts)

OVERVIEW

        We reported net income of $1.8 million for the first quarter of 2000 a 22.0% increase over net income of $1.5 million in the first quarter of 1999. Earnings per diluted share for the first three months of 2000 were $.18 compared with $.17 for the same period of 1999, a 5.9% increase. It should be noted that weighted average shares increased 18.0% over the 1999 period as a result of shares sold to Conning Insurance Capital on July 7, 1999 and issued in connection with our acquisition program.

     Results for the period benefited from the recovery of $1.5 million of costs previously incurred on behalf of a major new client. Of this amount, $1.1 was shared with a producer and $450,000 was retained by us and is included in operating income. Collection was $500,000 in the first quarter of 2000 and the balance due equally in the first quarter of 2001 and 2002. This balance is included in other assets on the balance sheet.

ACQUISITIONS

     During the first quarter, we made two relatively small acquisitions as a continuation of the expansion of our Bank Compensation Strategies division.

     The Christiansen Group

     We acquired Christiansen & Associates effective January 1, 2000 for 43,714 shares of common stock at a value of $694,000 and cash and expenses of $81,000. Christiansen is a former BCS producer organization. The acquisition will be accounted for as a purchase and the investment will be amortized over twenty years. The allocation of the purchase price is preliminary.

     In addition to the purchase price, $167,000 cash and 171,632 shares of CBH common stock are issuable to the former principals of Christiansen & Associates on the attainment of stipulated financial objectives. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty year period.

     The Watson Company

     We acquired The Watson Company on February 1, 2000 for $300,000 cash as an expansion of the Bank Compensation Consulting practice of BCS. The acquisition was a purchase and will be amortized over twenty years. The allocation of the purchase price is preliminary.

     Upon reaching certain stipulated financial goals, former shareholders of The Watson Company will earn the right to receive up to $900,000 of CBH common stock based on market values at the time of achievement. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty year period.

Possible Acquisition

     We have signed a letter to acquire an estate planning company as a new operating division. The purchase price is $3.5 million consisting of $2.8 million cash and $700,000 of CBH common stock based on the market price for twenty business days prior to the closing of the acquisition. At current market prices for CBH common, this would amount to approximately 50,000 shares. There is no other consideration, currently or in the future. The transaction is subject to a number of conditions including an on-going review of the target's financial and business affairs, execution of definitive purchase agreements, approval of both companies' boards of directors and the consent of our lenders, among other things.

     The acquisition will be accounted for as a purchase and it is expected to be the entire purchase price and will be accounted for as an intangible asset to be amortized over a period consistent with the expected remaining lines of the assets acquired.

Possible Acquisition

     In our 1999 report on form 10-K, we disclosed the signing of a letter of intent to acquire a group of privately held companies engaged in the sale of executive benefit and compensation plans to medium and large corporations for a purchase price of approximately $50 million. Negotiations for this possible acquisition are continuing.

THE WAMBERG ORGANIZATION AND WAMBERG FINANCIAL CORPORATION

     On September 1, 1999, CBI purchased certain assets and assumed certain liabilities of The Wamberg Organization and purchased all of the outstanding stock of Wamberg Financial Corporation for a purchase price of $17.9 million and expenses of approximately $265,000.

     The asset purchase agreement provides for the payment of an additional $11.9 million upon the attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002. As of December 31, 1999, the financial objectives for that year had been met; accordingly, a $1.5 million cash payment was made to W. T. Wamberg in the first quarter of 2000 and was recorded as additional purchase price as goodwill to be amortized ratably on an annual basis until August 31, 2018.

     On January 4, 1999, CBI purchased the right to receive approximately 27.5% of the commissions and fees related to renewal revenue of certain inforce policies existing on June 30, 1998, due to W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with September 1, 1999 the acquisition of The Wamberg Organization, CBI purchased all of the renewal revenue not acquired on January 4, 1999.

     The acquisition of The Wamberg Organization and Wamberg Financial Corporation has been accounted for as a purchase. The unaudited pro forma information below presents our results of operations and those of The Wamberg Organization and Wamberg Financial Corporation as if the acquisition occurred on January 1, 1999.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                         2000             1999
                                                        -------          -------
                                                             (in thousands)
PRO FORMA:
Revenues                                                $31,147          $24,057
Net income                                                1,791            1,988

Diluted earnings per share                                  .18              .24

MCG/HealthCare

     On April 5, 1999, CBI purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare, a Minnesota corporation, for a purchase price of $35.6 million and $372,000 of closing costs.

     MCG/HealthCare is a 180 employee executive benefit consulting organization servicing the healthcare industry and is headquartered in Minneapolis, Minnesota. Prior to the acquisition described above, there was no material relationship between CBI and MCG/HealthCare. Subsequent to the acquisition, MCG/HealthCare became the HealthCare Compensation Strategies division.

     The acquisition of MCG/HealthCare has been accounted for as a purchase. The unaudited pro forma information below presents results of CBI and MCG/HealthCare as if the acquisition had occurred on January 1, 1999:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                         2000             1999
                                                        -------          -------
                                                             (in thousands)
PRO FORMA:
Revenues                                                $31,147          $29,815
Net income                                                1,791              364

Diluted earnings per share                                  .18              .04

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

     During 1999, NICB attained its goal for that year, accordingly, 96,113 shares having a value of $1.4 million were issued to the former NICB shareholders in January 2000.

The Future

     Our acquisition program remains unchanged since it began with the purchase of Bank Compensation Strategies in September 1997. We seek to acquire compatible, well managed and growing companies that will provide either an entry into a new and expanding market, as did HealthCare Compensation Strategies or add to existing business as did The Wamberg Organization and NICB.

     The companies we acquire are typically privately owned and structured as S corporations where all of the income is passed on to the shareholders with very little retained in the company itself. Accordingly, our evaluation focus is on the quality of the management, future earnings and growth potential and the financial asset values embedded in a strong book of renewal business that will be realized for many years after the acquisition takes place.

REVENUE

     Our operating units drive their revenue primarily from:

     o Commissions paid by the insurance companies that underwrite the policies underlying the various insurance programs;

     o Fees paid by clients in connection with program design and administrative services; and

     o   Executive compensation program and benefit consulting fees.

     Our revenue is typically paid annually and extends for a period of ten years or more after the sale. Commissions paid by insurance companies vary by policy and by program and usually represent a percentage of the premium or the cash surrender value of the insurance policies underlying our program. We recognize revenue at the time the insurance premium is paid by the client to the insurance company or the renewal premium is due to the insurance company.

     Included in total revenue are:

     o First Year Commissions. First year commission revenue is recognized at the time the client is contractually committed to purchase the insurance commission policies and the premiums are paid by the client to the insurance company.

     o Renewal Commissions. Renewal commission revenue is recognized on the date that the renewal premium is due or paid to the insurance company. Renewal revenue in future periods, which is not recognized on our balance sheet, is estimated to be approximately $241 million over the next five years. However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates. Over the last five years, we have experienced a persistency rate of approximately 95% of the inforce insurance underlying our programs. As we continue to diversify and acquire companies specializing in different market segments, our persistency rates can begin to vary significantly. While we intend to do all we can to retain our clients, service their accounts and sustain our persistency, there can be no assurance our persistency rates will remain at this level.

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

                            JUN        SEP        DEC        MAR        JUN        SEP        DEC        MAR
                            1998       1998       1998       1999       1999       1999       1999       2000
Revenue                   $15,230    $17,641    $28,141    $24,057    $29,714    $25,654    $41,335    $31,147
   % of annual               20.4%      23.6%      37.6%      19.9%      24.6%      21.2%      34.2%      25.8%
Gross profit                6,159      6,589     11,285      9,874     16,681     15,198     25,899     20,263
   Ratio                     40.4%      37.4%      40.1%      41.0%      56.1%      59.2%      62.7%      65.1%

Operating expenses          5,029      4,613      6,594      6,255     12,202     11,332     15,364     15,013
Amortization                  221        356        434        620      1,152      1,237      1,361      1,335

Operating income before
non-recurring expense         909      1,620      4,257      2,999      3,327      2,629      9,174      3,915
   % of revenue               6.0%       9.2%      15.1%      12.5%      11.2%      10.3%      22.2%      12.6%
   % of gross profit         14.8%      24.6%      37.7%      30.4%      19.9%      17.3%      35.4%      19.3%

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

ANALYSIS OF THE CONSOLIDATED OPERATING RESULTS

                                                                                         % Change
                                          2000          1999          1998         00/99          99/98
                                       ----------    ----------    ----------    ----------     ----------
Total revenue                          $   31,148    $   24,057    $   13,754          29.5           74.9
Commissions and fees                       10,884        14,183         9,132         (23.3)          55.3
Gross profit                               20,264         9,874         4,622         105.2          113.6
             % of total revenue                                          65.1%         41.0%          33.6%

General and administrative expenses        15,013         6,255         3,371         140.0           85.6
             % of total revenue                                          48.2%         26.0%          24.5%
Amortization of intangibles                 1,335           620           221         115.3          180.5
             % of total revenue                                           4.3%          2.6%           1.6%

Income before non recurring item and
income taxes                                3,914         2,999         1,030          30.5          191.2
             % of total revenue                                          12.6%         12.5%           7.5%

Effective tax rate                                         41.5%         41.4%          N/A            0.2
Net income                             $    1,790    $    1,468    $      183
             % of total revenue                                           5.7%          N/A            1.3%

Per common share
Basic
             Net income (loss)                                     $     0.18    $     0.18     $     0.06

             Weighted average shares    9,738,125     8,202,535     3,222,010          18.7          154.6

Diluted
             Net income (loss)                                     $     0.18    $     0.17     $     0.06

             Weighted average shares    9,937,819     8,422,529     3,222,010          18.0          161.4

REVENUE

     Revenue growth was mixed in the first quarter with the Clark/Bardes division experiencing a 3.7% revenue decline offset by a 42.7% increase by BCS and revenue of $5.1 million from the HCS acquisition. Overall revenue growth was 29.5% for the quarter.

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                                ---------
                                             2000      1999
                                           -------   -------
First year revenue
      Clark/Bardes                         $ 7,891   $ 8,376
      Bank Compensation Strategies           5,307     3,797
      HealthCare Compensation Strategies     3,735        --
                                           -------   -------
                                            16,933    12,173
                                           -------   -------
Renewal revenue
      Clark/Bardes                          10,002    10,212
      Bank Compensation Strategies           2,498     1,672
      HealthCare Compensation Strategies     1,714        --
                                           -------   -------
                                            14,214    11,884

              Total revenue                $31,147   $24,057
                                           =======   =======

     For the first quarter, acquisitions contributed 17.5% of revenue for 2000 and 7.0% of revenue for 1999, respectively. By definition, we consider any revenue source not appearing for a full year of operating results as being from acquisitions. After that they become part of existing business.

First Year Revenue

     Despite the reduced performance of the Clark/Bardes division, CBH continued to experience growth in first year revenue from both existing businesses as well as acquisitions.

                       THREE MONTHS ENDED
                            MARCH 31,
                            --------
                        2000        1999
                      --------    --------
Existing businesses   $  1,025    $  5,813
Acquisitions             3,735         660
                      --------    --------
                      $  4,760    $  6,473
                      ========    ========

Increase                  39.1%      113.6%

Renewal Revenue

     As was the case with first year revenue, renewal revenue was also impacted by the lack of growth in Clark/Bardes division.

                       THREE MONTHS ENDED
                            MARCH 31,
                            --------
                        2000        1999
                      --------    --------
Existing businesses   $    616    $  2,955
Acquisitions             1,714         829
                      --------    --------
                      $  2,330    $  3,784
                      ========    ========

Increase                  19.6%       46.7%

     The following table represents the projected gross revenue associated with our inforce business-owned life insurance policies as of March 31, 2000. This projected gross revenue stated below is not adjusted for mortality, lapse, or other factors that may impair collection of revenue. We cannot assure you that commissions under any of these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future.

                         PROJECTED GROSS RENEWAL REVENUE
                                 MARCH 31, 2000

                           BANK        HEALTHCARE
                       COMPENSATION   COMPENSATION
        CLARK/BARDES    STRATEGIES     STRATEGIES        TOTAL
        ------------   ------------   ------------   ------------
2001    $     40,498   $      7,943   $      7,425   $     55,866

2002          38,842          4,722          7,363         50,927

2003          36,204          4,117          7,307         47,628

2004          32,455          4,125          7,158         43,738

2005          31,793          4,107          6,933         42,833

2006          31,543          4,109          6,730         42,382

2007          29,476          4,118          6,526         40,120

2008          27,876          4,134          6,172         38,182

2009          27,961          4,168          5,590         37,719

2010          28,524          4,185          5,144         37,853
        ------------   ------------   ------------   ------------

Total   $    325,172   $     45,728   $     66,348   $    437,248
        ============   ============   ============   ============

COMMISSION EXPENSE AND GROSS PROFIT

     Gross profit improved substantially as a result of the acquisition of The Wamberg Organization on September 1, 1999. Comparing the two quarterly periods:

                              THREE MONTHS ENDED
                                   MARCH 31,
                                   ---------
                               2000        1999
                             --------    --------
Gross revenue                $ 31,147    $ 24,057
Commission and fee expense     10,884      14,183
                             --------    --------
Gross profit                 $ 20,263    $  9,874
                             ========    ========

Gross profit ratio               65.1%       41.0%

     In addition to the effect of acquiring The Wamberg Organization, gross profit has also been improved by the acquisition of MCG HealthCare, now our HCS division. Gross profit sources are as follows:

                       THREE MONTHS ENDED
                            MARCH 31,
                            ---------
                        2000       1999
                      --------   --------
Existing businesses   $ 12,617   $  8,428
Acquisitions             7,646      1,446
                      --------   --------
                      $ 20,263   $  9,874
                      ========   ========

     A breakdown of gross profit and gross profit ratios, by division, follows:

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                                  ---------
                                              2000         1999
                                           ---------    ---------
Gross profit
      Clark/Bardes                         $  11,542    $   7,723
      Bank Compensation Strategies             3,925        2,151
      HealthCare Compensation Strategies       4,796           --
                                           ---------    ---------
                                           $  20,263    $   9,874
                                           =========    =========

Ratio
      Clark/Bardes                              64.5%        41.5%
      Bank Compensation Strategies              50.3%        39.3%
      HealthCare Compensation Strategies        88.0%         0.0%
              Total                             65.1%        41.0%

     Virtually the entire increase in the Clark/Bardes division has been the result of acquiring The Wamberg Organization and the elimination of the commissions previously paid to that entity.

OPERATING EXPENSES

General and Administrative

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                                 ---------
                                             2000        1999
                                           --------    --------
Expenses
      Clark/Bardes                         $  5,372    $  3,628
      Bank Compensation Strategies            3,766       1,997
      HealthCare Compensation Strategies      4,483          --
      Corporate                               1,392         630
                                           --------    --------
                 Total                     $ 15,013    $  6,255
                                           ========    ========

As a percentage of gross profit
      Clark/Bardes                             46.5%       46.9%
      Bank Compensation Strategies             95.9%       92.8%
      HealthCare Compensation Strategies       93.5%        0.0%
                Total                          74.1%       63.3%

     The overall increase in general and administrative expenses is attributable to:

     o   acquisition of The Wamberg Organization;

     o converting what were formerly independent producer organizations, previously accounted for as commissions to employee status; and,

     o the acquisition of MCG/HealthCare and its totally in-house sales organization.

     The following table summarizes the increases between existing businesses and acquisitions:

                       THREE MONTHS ENDED
                            MARCH 31,
                      -------------------
                        2000       1999
                      --------   --------
Existing businesses   $  3,348   $  2,168
Acquisitions             5,414        718
                      --------   --------
                      $  8,762   $  2,886
                      ========   ========

Amortization

     Amortization expense by division was as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           --------------------
                                             2000        1999
                                           --------    --------
Expense
      Clark/Bardes                         $    515    $    421
      Bank Compensation Strategies              306         199
      HealthCare Compensation Strategies        514          --
                                           --------    --------
                 Total                     $  1,335    $    620
                                           ========    ========

As a percentage of gross profit
      Clark/Bardes                              4.4%        5.5%
      Bank Compensation Strategies              8.1%        9.3%
      HealthCare Compensation Strategies       10.7%        0.0%
                Total                           6.6%        6.3%

     Amortization expenses are solely a function of our acquisition program. The most significant increases in amortization expense over the first quarter of 1999 resulted from the following acquisitions:

The Wamberg Organization (Clark/Bardes)                                  $221
Banking Consultants of America (Bank Compensation Strategies)              82
National Institute of Community Banking (Bank Compensation Strategies)     31
MCG/HealthCare                                                            514
                                                                         ----
                                                                         $848
                                                                         ====

OPERATING INCOME (LOSS)

     The first quarter is traditionally soft in both the community banking and health care executive program markets. As a result, our Corporate performance shows mixed results.

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           --------------------
                                             2000        1999
                                           --------    --------
Operating income (loss)
      Clark/Bardes                         $  5,655    $  3,673
      Bank Compensation Strategies
                                               (148)        (44)
      HealthCare Compensation Strategies       (202)         --
      Corporate                              (1,391)       (630)
                                           --------    --------
                                           $  3,914    $  2,999
                                           ========    ========

INTEREST EXPENSE - NET

     Net interest costs increased $355,000 or 71.6% in the quarter ended March 31, 2000, compared with the same quarter of 1999. Two factors contributed to this:

     o Average long term debt for the first quarter of 2000 increased 49.7% over that of 1999; and,

     o   Interest rates have increased 16.7% since the beginning of 1999.

     As borrowings to finance acquisitions and interest rates increase, borrowing costs will increase as well.

INCOME TAXES

     Income tax expense was 41.5% of income before taxes for the quarter ended March 31, 2000. This compares to 40% as our annualized combined federal and state income tax rate and 41.4% for the quarter ended March 31, 1999.

     On July 31, 1998, we changed our tax status form an S corporation to a C corporation, thus making us a taxable entity for Federal income tax purposes. During the first quarter of 1998, we were still an S corporation and consequently did not pay Federal income taxes.

     Like all corporations, we have a certain amount of expenses that are not deductible for income tax purposes. They are closely controlled and do not exceed the amounts management deems prudent for such outlays. The primary reason for the higher tax rate was the low level of taxable income for the periods and the effect of losing a large amount of deductions on a low base of earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Selected Measures of Liquidity and Capital Resources

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                            -----------------------
                                               2000          1999
                                            ---------     ---------
Cash and cash equivalents                   $     778     $   3,760
Working Capital                                (6,148)       (3,358)
Current ratio                                     .72           .76
Shareholders' equity per common share(1)    $    6.79     $    3.81
Debt to total capitalization(2)                  37.2%         40.7%

     (1) total stockholders' equity divided by actual shares outstanding at year end excluding shares on option

     (2) current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

     In addition to our recognized balance sheet assets and liabilities, we have an on going renewal revenue stream, estimated to be $437 million over the next ten years. Discounting these renewals to the net present value of the estimated realizable amounts, adjusted for a 95% persistency rate, at the U. S. Treasury thirty year bond rate yield was approximately $246 million at March 31, 2000.

     As a financial company with strong operating cash flow, we believe we have little need to retain substantial cash balances. We use the net cash from operating activities to fund capital expenditures and small acquisitions. We expect that large future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance that such funds will be available and, if so, on terms acceptable to us.

     Summarizing our cash flow, comparatively, for the first quarter:

                              THREE MONTHS ENDED
                                  MARCH 31,
                             --------------------
                               2000        1999
                             --------    --------
Cash flows from (used in):
         Operations          $  1,507    $  2,853
         Investing             (2,244)     (7,945)
         Financing             (3,317)     (3,250)

Cash Flows from Operating Activities

     Our cash flow from operations for the three months ended March 31, 2000, compared with the same three month period in 1999, was as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                                          INCREASE/
                                                                         (DECREASE)
                                                 2000          1999        IN CASH
                                              ----------    ----------   ----------
Net income (loss) plus non-cash expenses      $    3,453    $    2,191   $    1,262
Changes in operating assets and liabilities       (1,946)          662       (2,608)
                                              ----------    ----------   ----------
Cash flow from operating activities           $    1,507    $    2,853   $   (1,346)
                                              ==========    ==========   ==========

     Our continued strong cash flow from operations allows us to pay down acquisition debt and still continue our acquisition program. We make significant use of borrowings to finance our acquisitions. Because of this and the strong cash generated by operations, management has determined to dedicate all excess cash to the reduction of bank borrowings and, as a result only cash for reasonably foreseeable needs and expenses is retained.

Cash Used in Investing Activities

     Acquisitions accounted for $1.8 million of the $2.2 million used in investing activities. The balance was comprised of $414,000 million for purchase of equipment and various assets such as deferred debt expenses.

     We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

     We presently have a $100.0 million credit facility with a group of banks. Loans bear interest at a floating rate based on the London InterBank Offered Rate at the time of borrowing or prime rate at due dates. The loan matures on December 31, 2004 with interest and principal payable quarterly starting March 31, 2000. The credit agreement contains restrictive covenants.

     In an effort to reduce interest costs, management has directed that all cash beyond reasonably foreseeable needs be used to pay down debt. Depending upon adherence to the criteria in our loan agreements at the time of draw down, we have $69.0 million available under our credit line at March 31, 2000.

     We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations. We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to represent approximately $241 million over the next five years. However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

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

MARKET RISK

     Our primary market risk exposure is to changes in interest rates on borrowings under our credit agreement. CBI has a credit facility of $100 million with a group of bank lenders. The credit facility provides for a revolving credit and a term loan. At the end of each year, borrowings under the revolving credit are converted to a five-year term loan. Coincident with the credit facility, CBI entered into two interest rate swap agreements with a bank affiliated with the lending group to set the interest rates. The first agreement, accounted for as interest expense, went into effect on July 6, 1999 and sets the underlying LIBOR-based interest rate at 5.76% on $15 million of the debt. The second agreement went into effect on January 18, 2000 and sets the underlying LIBOR-based rate at 5.29% on $15 million of the debt.

     At December 31, 1999, we had total outstanding indebtedness of $42.7 million, or approximately 30.9% of total market capitalization. At March 31, 2000, we had total outstanding indebtedness of $39.3 million or 22.0% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in interest rates for borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable and use the interest rate swaps to mitigate interest rate risk and to effectively lock the interest rate on a portion of our variable debt.

     Interest on borrowings under our line of credit is based on one of two factors, at our option, at the time the funds are borrowed:

o U. S. prime rate, published in the Wall Street Journal, which will float as adjusted from time to time, for as long as this segment of borrowing is outstanding; or,

o London InterBank offered rate, which is based on the published rate at the time of the borrowing and will remain fixed at that rate for as long as this segment, or any part, of the borrowing is outstanding.

     We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 24.7% of our outstanding debt was subject to fixed rates with weighted averages of 9.5% at March 31, 2000. An additional 67.6% of our outstanding debt at December 31, 1999, was effectively locked at an interest rate of 5.53% plus a spread based on our leverage ratio, through an interest rate swap agreement for a notional amount of $30.0 million. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

INFLATION

     Inflation has not had a material effect on our results of operations. Certain of our expenses, such as compensation, benefits and capital equipment costs, are subject to normal inflationary pressures. However, the majority of our service and administrative agreements with clients, which generate fee income, have a cost of living adjustment tied to the consumer price index. Management believes that future inflationary pressures will continue to be offset, because of inflation increases, investment returns will also increase, resulting in higher cash values and higher commission rates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No 25". Interpretation No 44 establishes new rules for the treatment of stock options awarded to independent contractors and others that are not employees of the company granting the options. We will adopt this interpretation as of July 1, 2000.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the Liquidity and Capital Resources section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in pages 22 through 23 of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The list of exhibits required by this Item 6(a) appears on the Exhibit Index Attached hereto.

     (b) Reports in Form 8-K. None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  May 8, 2000                      CLARK/BARDES HOLDINGS, INC.
    ------------------------------



Date  May 8, 2000                               /s/ W. T. WAMBERG
    ------------------------------    ------------------------------------------
                                                   W. T. Wamberg
                                         President and Chief Executive Officer



Date  May 8, 2000                               /s/ THOMAS M. PYRA
    ------------------------------    ------------------------------------------
                                                   Thomas M. Pyra
                                      Vice President and Chief Financial Officer
                                            (Principal Financial Officer)

                          EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------
   27                  Financial Data Schedule