Form 10-Q/A
period 2000-03-31
CLARK/BARDES HOLDINGS INC
filed 2000-05-16
CIK 1063980

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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

This amended form 10-Q for the quarterly period ended March 31, 2000 is to correct a printing error on page 6.

"Consolidated Statement of Cash Flows", in which the caption "Other" in the March 31, 2000 column was stated as 94 and should have been 60.

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2000          1999
                                                         --------      --------
                                                          (DOLLARS IN THOUSANDS)
CASH FROM OPERATING ACTIVITIES - NET                     $  1,496      $  2,853

INVESTING ACTIVITIES
   Purchases of businesses                                 (1,796)           --
   Purchases of equipment - net                              (182)          (61)
   Purchase of deferred commissions                            --        (7,504)
   Other                                                     (232)         (380)
                                                         --------      --------
                                                           (2,210)       (7,945)
                                                         --------      --------

FINANCING ACTIVITIES                                           --            --
   Proceeds from borrowings                                    --        25,000
   Repayment of borrowings                                 (3,400)      (28,298)
   Other                                                       60            48
                                                         --------      --------
                                                           (3,340)       (3,250)
                                                         --------      --------
INCREASE (DECREASE) IN CASH                                (4,054)       (8,342)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,832        12,102
                                                         --------      --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    778      $  3,760
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


Date  May 16, 2000                     CLARK/BARDES HOLDINGS, INC.
    ------------------------------



Date  May 16, 2000                              /s/ W. T. WAMBERG
    ------------------------------    ------------------------------------------
                                                   W. T. Wamberg
                                         President and Chief Executive Officer



Date  May 16, 2000                              /s/ THOMAS M. PYRA
    ------------------------------    ------------------------------------------
                                                   Thomas M. Pyra
                                      Vice President and Chief Financial Officer
                                            (Principal Financial Officer)