Form 10-Q
period 2000-06-30
CLARK/BARDES HOLDINGS INC
filed 2000-08-14
CIK 1063980

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                           CLARK/BARDES HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                             52-2103926
(State of incorporation)                                  (I.R.S. Employer
                                                         Identification No.)

 102 SOUTH WYNSTONE PARK DRIVE, #200
      NORTH BARRINGTON, ILLINOIS                                60010
(Address of principal executive offices)                      (Zip code)

                 (Registrant's telephone number): (847) 304-5800

           Securities Registered Pursuant to Section 12(g) of the Act:


                   TITLE OF SECURITIES       EXCHANGES ON WHICH REGISTERED
                   -------------------       -----------------------------
                          None                      not applicable

           Securities Registered Pursuant to Section 12(b) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

         JUNIOR PARTICIPATING PREFERRED STOCK, SERIES A, PURCHASE RIGHTS
                            PAR VALUE, $.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 9, 2000, there were 10,113,257 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                                     PAGE
                                                                                     ----
PART I-FINANCIAL INFORMATION
     Item 1.   Financial Statements
         Condensed Consolidated Balance Sheets at June 30, 2000                         4
                and December 31, 1999
         Condensed Consolidated Statements of Income for the three                      5
                months and six months ended June 30, 2000 and June 30, 1999
         Condensed Consolidated Statements of Cash Flows for the                        6
                three months and six months ended June 30, 2000 and June 30, 1999
         Notes to Condensed Consolidated Financial Statements                           7

     Item 2.   Management's Discussion and Analysis of Financial                       14
         Condition and Results of Operations

     Item 3A.  Quantitative and Qualitative Disclosures About Market Risk              29

PART II.  OTHER INFORMATION
     Item 4.  Submission of Matters to a Vote of Security Holders                      29

     Item 5.   Legal Proceedings                                                       29

     Item 6.  Exhibits and Reports on Form 8-K                                         30

SIGNATURES                                                                             30

EXHIBITS
      Index to Exhibits

                           FORWARD-LOOKING STATEMENTS

     This Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as "estimate," "believe," "project," "expect," "intend," "predict," and similar expressions, as they relate to Clark/Bardes Holdings, Inc. and Clark/Bardes, Inc., Wamberg Financial Corporation and Pearl Meyer & Partners, Inc., its subsidiaries (collectively, "Clark/Bardes"), or Clark/Bardes' management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Clark/Bardes' management as well as assumptions made by and information currently available to Clark/Bardes. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to changes in tax legislation, dependence on key producers, dependence on persistency of existing business, realization of renewal revenue, acquisition risks, risks related to significant intangible assets, competitive factors and pricing pressures, dependence on certain insurance companies, changes in legal and regulatory requirements and general economic conditions and other factors. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect Clark/Bardes' current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to Clark/Bardes' operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to Clark/Bardes or individuals acting on Clark/Bardes' behalf are expressly qualified in their entirety by this paragraph.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30,     December 31,
                                                                               2000           1999
                                                                            ---------     ------------
                                                                           (Unaudited)      (Audited)
                                                                             (dollars in thousands
                                                                              except share amounts)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $   2,285      $   4,832
  Accounts and notes receivable - net                                          10,413         18,295
  Other current assets                                                          1,179          1,123
                                                                            ---------      ---------
    Total Current Assets                                                       13,877         24,250
INTANGIBLE ASSETS - NET                                                       124,552         94,991
EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET                                      6,419          4,505
DEFERRED TAX ASSET                                                                 --            282
OTHER ASSETS                                                                    3,444            831
                                                                            ---------      ---------
TOTAL ASSETS                                                                $ 148,292      $ 124,859
                                                                            =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $   3,307      $   4,100
  Commissions and fees                                                          2,558          3,475
  Income taxes                                                                    566          4,350
  Accrued liabilities                                                           7,421          7,841
  Debt maturing within one year                                                 7,502          7,252
                                                                            ---------      ---------
    Total Current Liabilities                                                  21,354         27,018
LONG TERM DEBT                                                                 53,311         35,473
DEFERRED TAX LIABILITY                                                            404             --
DEFERRED COMPENSATION                                                           1,696             --
STOCKHOLDERS' EQUITY
  Preferred stock
      Authorized - 1,000,000 shares; $.01 par value, none issued                   --             --
  Common stock
      Authorized - 20,000,000 shares; $.01 par value
      Issued and outstanding - 10,115,334 in 2000 and 9,629,999 in 1999           101             96
  Paid in capital                                                              57,336         50,099
  Retained earnings                                                            14,123         12,173
  Treasury stock - 2,077 shares at cost                                           (33)            --
                                                                            ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                     71,527         62,368
                                                                            ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 148,292      $ 124,859
                                                                            =========      =========


      see accompanying notes to condensed consolidated financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
                                    UNAUDITED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                              ------------------                  ----------------
                                            2000              1999              2000              1999
                                            ----              ----              ----              ----
                                                   (dollars in thousands except share amounts)
TOTAL REVENUE                           $     24,364      $     29,714      $     55,511      $     53,776
Commission and fee expense                     8,028            13,033            18,912            27,216
                                        ------------      ------------      ------------      ------------
GROSS PROFIT                                  16,336            16,681            36,599            26,560
                                        ------------      ------------      ------------      ------------

OPERATING EXPENSES
  General and administrative                  14,114            12,202            29,127            18,457
  Amortization                                 1,329             1,152             2,664             1,772
                                        ------------      ------------      ------------      ------------
                                              15,443            13,354            31,791            20,229
                                        ------------      ------------      ------------      ------------
OPERATING INCOME                                 893             3,327             4,808             6,331
INTEREST
  Income                                          53                95               127               158
  Expense                                       (900)           (1,013)           (1,825)           (1,577)
                                        ------------      ------------      ------------      ------------
                                                (847)             (918)           (1,698)           (1,419)
                                        ------------      ------------      ------------      ------------
INCOME BEFORE TAXES                               46             2,409             3,110             4,912
INCOME TAXES (BENEFIT)                          (113)              970             1,160             2,005
                                        ------------      ------------      ------------      ------------
NET INCOME                              $        159      $      1,439      $      1,950      $      2,907
                                        ============      ============      ============      ============

BASIC NET INCOME PER COMMON SHARE
Net income                              $       0.02      $       0.16      $       0.20      $       0.34
                                        ============      ============      ============      ============

Weighted average shares                    9,855,522         8,827,666         9,796,824         8,516,827
                                        ============      ============      ============      ============

DILUTED NET INCOME PER COMMON SHARE
Net income                              $       0.02      $       0.16      $       0.19      $       0.33
                                        ============      ============      ============      ============

Weighted average shares                   10,124,431         9,050,607        10,074,062         8,739,390
                                        ============      ============      ============      ============


     see accompanying notes to condensed consolidated financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
                                   UNAUDITED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         ------------------
                                                         2000          1999
                                                         ----          ----
                                                       (dollars in thousands)
CASH FROM OPERATING ACTIVITIES - NET                   $  8,765      $  7,994

INVESTING ACTIVITIES
  Purchases of businesses                               (27,153)      (38,494)
  Purchases of equipment - net                           (1,729)       (2,177)
  Other                                                    (894)         (953)
                                                       --------      --------
                                                        (29,776)      (41,624)
                                                       --------      --------

FINANCING ACTIVITIES                                         --            --
  Proceeds from borrowings                               29,100        52,724
  Repayment of borrowings                               (11,012)      (43,535)
  Issuance of common stock                                  329        22,641
  Other                                                      47            --
                                                       --------      --------
                                                         18,464        31,830
                                                       --------      --------
INCREASE (DECREASE) IN CASH                              (2,547)       (1,800)
  Cash and Cash Equivalents at Beginning of Period        4,832        12,102
                                                       --------      --------
  Cash and Cash Equivalents at End of Period           $  2,285      $ 10,302
                                                       ========      ========

     see accompanying notes to condensed consolidated financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                    UNAUDITED


1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of Clark/Bardes Holdings, Inc. (CBH) and its wholly-owned subsidiaries, Clark/Bardes, Inc. (CBI), Wamberg Financial Corporation and Pearl Meyer & Partners, Inc. Through its four operating divisions, Clark/Bardes, Bank Compensation Strategies, HealthCare Compensation Strategies and Pearl Meyer & Partners, CBH designs, markets and administers life insurance products, compensation, and benefit programs to U. S. corporations, banks, and healthcare organizations. CBH assists its clients in using customized life insurance products to generate capital to finance long-term benefit liabilities and to supplement and secure benefits for key employees. In addition, CBH provides long-term administrative services for executive benefits and insurance and provides compensation consulting services.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 1999.

2.   ACQUISITION OF PEARL MEYER & PARTNERS, INC.

     On June 21, 2000, CBH acquired all of the issued and outstanding capital stock of Pearl Meyer & Partners, Inc. for a total purchase price of $26.2 million - not including acquisition expenses. The purchase price consisted of a cash payment, at closing, of $22.2 million and the issuance of 250,000 shares of CBH common stock with a value of $4.0 million. Acquisition expenses are estimated to be approximately $600,000. The $22.2 million cash portion of the purchase price was borrowed under CBH's line of credit.

     The acquisition will be accounted for as a purchase and the goodwill will be amortized over a twenty year period. The purchase price allocation is preliminary.

     In addition to the initial purchase price, $2.0 million of additional cash consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the eighteen months subsequent to the purchase. This payment, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty year period.

     Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization will become Clark/Bardes' fourth operating division. Prior to the acquisition, there was no material relationship between CBH and Pearl Meyer.

     The unaudited pro forma information below presents the results of CBH and Pearl Meyer & Partners as if the acquisition had occurred on January 1, 1999.

                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                       JUNE 30,           JUNE 30,
                                       -------            --------
                                   2000      1999      2000       1999
                                   ----      ----      ----       ----
PRO FORMA
     Revenue                      $27,990   $33,061   $62,318   $60,073
     Net income                       932     1,925     3,194     3,727
     Diluted earnings per share       .09       .22       .31       .41

3.   ACQUISITION OF W. M. SHEEHAN & COMPANY, INC.

     On June 13, 2000, CBH acquired certain assets, principally working capital and equipment, and assumed certain liabilities of W. M. Sheehan & Company, Inc. ("Sheehan"). The purchase price was $350,000 cash paid at closing and does not include expenses and assumed liabilities. The acquisition has been accounted for as a purchase and the goodwill will be amortized over twenty years. The allocation of the purchase price is preliminary.

     In addition to the purchase price paid at closing, an additional $650,000 will be paid upon the achievement of certain revenue and earnings objectives during the years ended June 30, 2001 through 2004. The payments will be made 23% in cash and 77% in CBH common stock based on values at time of issuance. The additional payments will be accounted for as goodwill and amortized over the remaining twenty year period.

4.   ACQUISITION OF INSURANCE ALLIANCES GROUP, INC.

     On May 5, 2000, CBH acquired the business of Insurance Alliances Group, Inc. ("IAG"). There were no assets or liabilities acquired or assumed. IAG is a Stamford, Connecticut insurance firm specializing in executive estate planning.

     The purchase price for the business was $3.5 million consisting of $2.8 million cash at closing and 49,143 shares of CBH common stock having a value of $700,000. The cash portion of the purchase price was borrowed under CBH's line of credit. The acquisition will be accounted for as a purchase and the entire purchase price will be allocated to the net present value of renewal revenue from insurance in force at the time of the acquisition and will be amortized over a period of thirty years. The allocation of the purchase price is preliminary.

5.   ACQUISITION OF THE WAMBERG ORGANIZATION AND WAMBERG FINANCIAL
     CORPORATION

     On September 1, 1999, CBH purchased certain assets and assumed certain liabilities of The Wamberg Organization and purchased all of the outstanding stock of Wamberg Financial Corporation for a purchase price of $17.9 million and expenses of approximately $265,000.

     The asset purchase agreement provides for the payment of an additional $11.9 million upon the attainment of certain stipulated annual financial objectives starting with the periods ended December 31, 1999 through December 31, 2002. As of December 31, 1999, the financial objectives for 1999 had been met and a $1.5 million cash payment was made to W. T. Wamberg in the first quarter of 2000. This payment was recorded as additional purchase price and will be amortized as goodwill over the remaining twenty year period commencing with the effective date of the acquisition.

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

                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                  JUNE 30,           JUNE 30,
                                  -------            --------
                              2000      1999      2000       1999
                              ----      ----      ----       ----
PRO FORMA
Revenue                      $24,364   $29,719   $55,511   $53,776
Net income                       159     3,130     1,950     3,804
Diluted earnings per share       .02       .36       .19       .43

6.   ACQUISITION OF MCG/HEALTHCARE

     On April 5, 1999, CBH purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare, a Minnesota corporation, for a purchase price of $35.6 million and $372,000 of closing costs.

     MCG/HealthCare is a 170 employee executive benefit consulting organization servicing the health care industry and is headquartered in Minneapolis, Minnesota. Prior to the acquisition, there was no material relationship between CBH and MCG/HealthCare. Subsequent to the acquisition, MCG/HealthCare became the HealthCare Compensation Strategies division.

     The acquisition of MCG/HealthCare has been accounted for as a purchase. The unaudited pro forma information below presents the results of CBH and MCG/HealthCare as if the acquisition had occurred on January 1, 1999:

                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                        JUNE 30,           JUNE 30,
                                        -------            --------
                                    2000      1999      2000       1999
                                    ----      ----      ----       ----
PRO FORMA
     Revenue                      $24,364   $29,719   $55,511   $59,534
     Net income                       159     1,446     1,950     1,588
     Diluted earnings per share       .02       .16       .19       .18

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     FASB Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. CBH must adopt SFAS No. 133 no later than January 1, 2001.

     CBH is currently evaluating the provisions of SFAS No. 133 and the proposed amendments. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Interpretation No. 44 was issued in order to clarify issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

     The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     CBH does not expect Interpretation No. 44 to have a material impact on results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted for years beginning after December 15, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned.

     We do not expect that SAB No. 101 will have a material impact on results of operations or financial position.

8.   EARNINGS PER SHARE

     The following table sets forth the computation of historical basic and diluted earnings per share:

                                               THREE MONTHS ENDED         THREE MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                                     --------                  --------
                                                 2000           1999        2000        1999
                                                 ----           ----        ----        ----
                                                            (dollars in thousands)
NUMERATOR
Net income for basic earnings per share       $       159   $    1,439  $     1,950   $    2,907
                                              -----------   ----------  -----------   ----------

Numerator for diluted earnings per share      $       159   $    1,439        1,950        2,907

DENOMINATOR
Denominator for basic earnings per share -
 weighted average shares                        9,855,522    8,827,666    9,796,824    8,516,827
Effect of dilutive securities:
 Stock options                                    268,909      222,941      277,238      222,563
                                              -----------   ----------  -----------   ----------

Denominator for diluted earnings per share -
 weighted average shares - diluted             10,124,431    9,050,607   10,074,062    8,739,390
                                              ===========   ==========  ===========   ==========

PER SHARE
Basic earnings                                $      0.02   $     0.16  $      0.20   $     0.34
                                              ===========   ==========  ===========   ==========
Diluted earnings                              $      0.02   $     0.16  $      0.19   $     0.33
                                              ===========   ==========  ===========   ==========

9.   RISKS AND UNCERTAINTIES

     Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations. Therefore the life insurance products underlying the benefit programs marketed by the Company are vulnerable to changes in federal tax laws. In recent federal budget proposals, provisions have been offered to expand the disallowance rule to policies covering employees, officers and directors. If such proposals are enacted, they could significantly reduce the attractiveness of business-owned life insurance to companies that traditionally have high debt/equity ratios, such as banks. While CBH believes there is inadequate support in Congress, at this time, to enact such a change, CBH is unable to predict the outcome of any such legislative proposal by the current or any future Congress.

     As CBH's business grows, working capital and capital expenditures requirements will also continue to increase. CBH believes that net cash flows from operations will be sufficient to finance debt repayments, working capital and capital expenditures for the next twelve months. However, there can be no assurance that the net cash flows from operations will be sufficient to meet anticipated requirements or that CBH will not require additional debt or equity financing within this time frame. CBH may continue to issue stock to finance future acquisitions.

10.  SEGMENTS AND RELATED INFORMATION

CBH has four reportable segments:

     Clark/Bardes
     Bank Compensation Strategies
     HealthCare Compensation Strategies
     Pearl Meyer & Partners

     HealthCare Compensation Strategies became a segment with the acquisition of MCG HealthCare on April 5, 1999. Pearl Meyer & Partners became a segment with the acquisition of Pearl Meyer & Partners, Inc. on June 21, 2000. In 1999, CBI reported its Clark/Bardes of Washington, D. C. (formerly Schoenke & Associates) as a segment. During 1999, this segment was combined with the operations of the Clark/Bardes division and therefore it no longer constitutes a separate reportable segment.

     The four reportable segments operate as independent and autonomous divisions with a central corporate staff responsible for finance, strategic planning and human resources. CBH's segments are in the business of designing, marketing and administering employee benefit programs for large corporations; community, regional and money center banks; and healthcare organizations. The distinction between these segments is each has its own client base as well as its own marketing, administrative staffs and management.

     CBH evaluates performance and allocates resources based on profit and loss from operations before income taxes, interest or corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant policies. There are no inter-segment revenues or expenses.

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                  ----------------------     -----------------------
                                                    2000          1999          2000         1999
                                                  --------      --------     ---------     ---------

REVENUES FROM EXTERNAL CUSTOMERS
  Clark/Bardes                                    $ 11,585      $ 16,017     $  29,478     $  34,610
  Bank Compensation Strategies                       7,094         7,795        14,899        13,264
  HealthCare Compensation Strategies                 5,398         5,902        10,847         5,902
  Pearl Meyer & Partners                               206          --             206          --
                                                  --------      --------     ---------     ---------
          Total segments - reported                 24,283        29,714        55,430        53,776
  Reconciling items                                     81          --              81          --
                                                  --------      --------     ---------     ---------
          Total consolidated - reported           $ 24,364      $ 29,714     $  55,511     $  53,776
                                                  ========      ========     =========     =========

OPERATING INCOME
  Clark/Bardes                                    $  2,492      $  2,631     $   8,147     $   6,315
  Bank Compensation Strategies                          71         1,066           (76)        1,016
  HealthCare Compensation Strategies                   465           629           263           629
  Pearl Meyer & Partners                               107                         107          --
                                                  --------      --------     ---------     ---------
          Total segments - reported                  3,135         4,326         8,441         7,960
  Corporate overhead                                (2,242)         (999)       (3,633)       (1,629)
  Interest - net                                      (847)         (918)       (1,698)       (1,419)
                                                  --------      --------     ---------     ---------
          Income before taxes                     $     46      $  2,409     $   3,110     $   4,912
                                                  ========      ========     =========     =========

DEPRECIATION AND AMORTIZATION
  Clark/Bardes                                    $    648      $    518     $   1,256     $     982
  Bank Compensation Strategies                         362           288           742           534
  HealthCare Compensation Strategies                   567           594         1,241           594
  Pearl Meyer & Partners                                35          --              35          --
                                                  --------      --------     ---------     ---------
          Total segments - reported                  1,612         1,400         3,274         2,110
  Reconciling items                                     76          --              76          --
                                                  --------      --------     ---------     ---------
          Total consolidated - reported           $  1,688      $  1,400     $   3,350     $   2,110
                                                  ========      ========     =========     =========

IDENTIFIABLE ASSETS
  Clark/Bardes                                                               $  50,994     $  37,905
  Bank Compensation Strategies                                                  31,053        30,795
  HealthCare Compensation Strategies                                            33,521        37,928
  Pearl Meyer & Partners                                                        27,623          --
                                                                             ---------     ---------
          Total segments - reported                                            143,191       106,628
  Deferred tax asset                                                              --             422
  Holding company assets - non operating                                         5,101          --
                                                                             ---------     ---------
          Total consolidated - reported                                      $ 148,292     $ 107,050
                                                                             =========     =========

CAPITAL EXPENDITURES
  Clark/Bardes                                                               $     849     $     (21)
  Bank Compensation Strategies                                                     347         1,004
  HealthCare Compensation Strategies                                               533         1,194
  Pearl Meyer & Partners                                                          --            --
                                                                             ---------     ---------
          Total segments - reported                                              1,729         2,177
  Reconciling items                                                               --            --
                                                                             ---------     ---------
          Total consolidated - reported                                      $   1,729     $   2,177
                                                                             =========     =========

11.  ACQUISITION OF COMPENSATION RESOURCES GROUP, INC.

    On June 26, 2000, CBH announced the signing of a letter of intent to acquire all of the outstanding stock of Compensation Resources Group, Inc. ("CRG"). Negotiations with the principals are continuing and a definitive agreement has not been reached. The purchase price will be a combination of cash and CBH common stock.

    CRG is a Los Angeles based executive compensation and benefits consulting firm specializing in marketing and administering non-qualified benefit plans funded primarily by company owned life insurance (COLI).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Tables in thousands of dollars except per share amounts)

OVERVIEW

     Our net income was $159,000 or $.02 per diluted share, for the second quarter and $2.0 million, or $.19 per diluted share, for the six month period ended June 30, 2000. In 1999, we reported net income of $1.4 million or $.16 per diluted share, for the second quarter and net income of $2.9, or $.33 per diluted share, for the six month period ended June 30, 1999.

ACQUISITIONS

Since January 1, 2000, we have made five acquisitions:

     o Pearl Meyer & Partners, a major independent executive compensation firm which will become our fourth operating segment - executive compensation and benefits consulting;

     o    Insurance Alliance Group which has been renamed Clark/Bardes Partners;
          and,

     o    Three acquisitions; the Christiansen Group, the Watson Company and W.
          M. Sheehan & Company, have been add-on acquisitions for our Bank Compensation Strategies division.

     We have several acquisitions under consideration at any point in time. The companies we acquire are privately owned and usually structured as S corporations where all of the income is passed on to the shareholders with very little retained in the company. Accordingly, our evaluation focus is on the quality of the management, future earnings and growth potential and the financial asset values embedded in the book of renewal business that will be realized for many years after the acquisition takes place.

     With the acquisitions completed to date and the possibility of another major acquisition currently under consideration, we will have borrowed approximately $76 million under our $100 million credit line with Bank One. Although we can give no assurance that it will continue, we believe that our repayment obligations are adequately covered through operating cash flow.

     If we are to continue with our acquisition program, in all likelihood it will be necessary for us to raise additional capital, in some form, through the public or private equity markets. Because of the uncertain nature of such a future offering, we cannot offer any assurances that such an offering will succeed and if it does, for what amount or the number of shares of common stock that may be issued.

     In our 1999 report on Form 10-K and March 31, 2000, report on Form 10-Q, we disclosed the signing of a letter of intent to acquire a group of privately held companies engaged in the sale of executive benefit and compensation plans for a purchase price of approximately $50 million. Negotiations for this possible acquisition have been terminated.

Compensation Resources Group, Inc.

         On June 26, 2000, CBH announced the signing of a letter of intent to acquire all of the outstanding stock of Compensation Resources Group, Inc. Negotiations with the principals are continuing and a definitive agreement has not been reached. The purchase price will be a combination of cash and CBH common stock.

    CRG is a Los Angeles based executive compensation and benefits consulting firm specializing in marketing and administering non-qualified benefit plans funded primarily by company owned life insurance (COLI).

Pearl Meyer & Partners, Inc.

     On June 21, 2000, we acquired all of the issued and outstanding capital stock of Pearl Meyer & Partners, Inc. for a total purchase price of $26.2 million - not including acquisition expenses, estimated to be $600,000. The purchase price consisted of a cash payment at closing of $22.2 million and the issuance of 250,000 shares of our common stock with a value based on the closing NASDAQ price on June 21, 2000 of $4.0 million. The cash portion of the purchase price was borrowed under one line of credit.

     The acquisition has been accounted for as a purchase and the goodwill will be amortized over a twenty year period. The purchase price allocation is preliminary.

     In addition to the purchase price, $2.0 million of additional consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the first eighteen months subsequent to the purchase. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty year period.

     For the periods prior to the acquisition, Pearl Meyer & Partners had revenue and net income as follows:

                                                                                       FISCAL YEARS ENDED
                                                        SIX MONTHS ENDED                  DECEMBER 31,
                                                            JUNE 30,                   -------------------
                                                              1999                     1999          1998
                                                              ----                     ----          ----
                                                          (UNAUDITED)                      (AUDITED)
     Revenue                                                  $6,807                   $12,579     $11,230
     Net income                                                3,527                       757         232

     Pearl Meyer & Partners was an S corporation and, accordingly, did not pay federal income taxes.

     Pearl Meyer & Partners is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization will become Clark/Bardes' fourth operating division. Prior to the acquisition, there was no material relationship between Pearl Meyer and us.

     The unaudited pro forma information below presents our results and Pearl Meyer & Partners as if the acquisition had occurred on January 1, 1999.

                                                      THREE MONTHS ENDED               THREE MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                            --------                       --------
                                                      1999           2000              1999          1998
                                                      ----           ----              ----          ----
                                                          (UNAUDITED)                      (AUDITED)
PRO FORMA
     Revenue                                        $27,990        $33,061            $62,318       $60,073
     Net income                                         932          1,925              3,194         3,727
     Diluted earnings per share                         .09            .22                .31           .41

W. M. Sheehan & Company, Inc.

     On June 13, 2000, we acquired certain assets, principally working capital and equipment and assumed certain liabilities of W. M. Sheehan & Company, Inc. ("Sheehan"). The purchase price was $350,000 cash paid at closing and does not include expenses and assumed liabilities. The acquisition will be accounted for as a purchase and the goodwill amortized over twenty years. The allocation of the purchase price is preliminary.

     In addition to the purchase price paid at closing, $650,000 will be paid upon the achievement of certain revenue and earnings objectives during the years ended June 30, 2001 through 2004. The payments will be split 23% cash and 77% CBH common stock based on value at time of issuance. The additional payments will be accounted for as goodwill and amortized over the remaining twenty year period.

Insurance Alliances Group, Inc.

     On May 5, 2000, we acquired the business of Insurance Alliances Group, Inc. ("IAG"). There were no other assets or liabilities acquired or assumed. IAG is a Stamford, Connecticut insurance firm specializing in executive estate planning. Subsequent to the acquisition, IAG became Clark/Bardes Partners.

     The purchase price for the business was $3.5 million consisting of $2.8 million cash at closing and 49,143 shares of our common stock having a value of $700,000. The cash portion of the purchase price was borrowed under our line of credit. This acquisition has been accounted for as a purchase and the entire purchase price will be allocated to the net present value of renewal revenue from insurance in force at the time of the acquisition and will be amortized over a period of thirty years.

The Wamberg Organization and Wamberg Financial Corporation

     On September 1, 1999, we purchased certain assets and assumed certain liabilities of The Wamberg Organization and all of the outstanding stock of Wamberg Financial Corporation, for a purchase price of $17.9 million and expenses of approximately $265,000.

     The asset purchase agreement provides for the payment of an additional $11.9 million upon the attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002. As of December 31, 1999, the financial objectives for 1999 had been met, accordingly, a $1.5 million cash payment was made to W. T. Wamberg in the first quarter of 2000. This payment was recorded as goodwill and will be amortized ratably on an annual basis until August 31, 2018.

     On January 4, 1999, we purchased the right to receive approximately 27.5% of the commissions and fees related to renewal revenue of certain inforce policies existing on June 30, 1998, due to W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with the acquisition of The Wamberg Organization, we purchased all of the renewal revenue not acquired on January 4, 1999.

     The acquisition of The Wamberg Organization and Wamberg Financial Corporation has been accounted for as a purchase. The unaudited pro forma information below presents our results of operations and those of The Wamberg Organization and Wamberg Financial Corporation as if the acquisition occurred on January 1, 1999.

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                            --------                       --------
                                                       2000          1999              2000          1999
                                                       ----          ----              ----          ----
PRO FORMA
     Revenue                                         $24,364      $29,719             $55,511       $53,776
     Net income                                          159        3,130               1,950         3,804
     Diluted earnings per share                          .02          .36                 .19           .43

MCG/HealthCare

     On April 5, 1999, we purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare, a Minnesota corporation, for a purchase price of $35.6 million and $372,000 of closing costs.

     MCG/HealthCare is a 170 employee executive benefit consulting organization servicing the healthcare industry and is headquartered in Minneapolis, Minnesota. Prior to the acquisition, there was no material relationship between MCG/HealthCare and us. Subsequent to the acquisition, MCG/HealthCare became the HealthCare Compensation Strategies division.

   The acquisition of MCG/HealthCare has been accounted for as a purchase. The unaudited pro forma information below presents our results and those of MCG/HealthCare as if the acquisition had occurred on January 1, 1999:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                            --------                       --------
                                                       2000          1999              2000          1999
                                                       ----          ----              ----          ----
PRO FORMA
     Revenue                                         $24,364        $29,719           $55,511       $59,534
     Net income                                          159          1,078             1,950         1,442
     Diluted earnings per share                          .02            .12               .19           .14

REVENUE

     Our operating units drive their revenue primarily from:

     o Commissions paid by the insurance companies that underwrite the policies underlying the various insurance programs;

     o    Executive compensation program and benefit consulting fees; and,

     o Fees paid by clients in connection with program design and administrative services.

     Our commission revenue is typically paid annually and extends for a period of ten years or more after the sale. Commissions paid by insurance companies vary by policy and by program and usually represent a percentage of the premium or the cash surrender value of the insurance policies underlying the program.

     Included in total revenue are:

     o First Year Commissions and Fees. First year commission revenue is recognized at the time the client is contractually committed to purchase the insurance commission policies and the premiums are paid by the client to the insurance company. Fee revenue is recognized when earned.

     o Renewal Commissions. Renewal commission revenue is recognized on the date that the renewal premium is due or paid to the insurance company.

QUARTERLY RESULTS

The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.


                               SEP         DEC         MAR         JUN         SEP         DEC         MAR         JUN
                              1998        1998        1999        1999        1999        1999        2000        2000
                            --------    --------    --------    --------    --------    --------    --------    --------
Revenue                     $ 17,641    $ 28,141    $ 24,057    $ 29,714    $ 25,654    $ 41,335    $ 31,147    $ 24,364
 % of last twelve months        23.9%       37.6%       28.3%       29.8%       23.8%       34.2%       24.4%       19.9%
Gross profit                   6,589      11,285       9,874      16,681      15,198      25,899      20,263      16,336
 Ratio                          37.4%       40.1%       41.0%       56.1%       59.2%       62.7%       65.1%       67.0%

Operating expenses             4,613       6,594       6,255      12,202      11,332      15,364      15,013      14,114
Amortization                     356         434         620       1,152       1,237       1,361       1,335       1,329

Operating income               1,620       4,257       2,999       3,327       2,629       9,174       3,915         893
 % of revenue                    9.2%       15.1%       12.5%       11.2%       10.2%       22.2%       12.6%        3.7%
 % of gross profit              24.6%       37.7%       30.4%       19.9%       17.3%       35.4%       19.3%        5.5%

         Our operating results can fluctuate considerably, when compared on a consecutive quarterly basis. Because many of our programs are implemented late in the year, we can experience large increases in both first year and renewal revenue in the fourth quarter. Operating results are also affected by a number of other factors, including:

         o introduction of new or enhanced programs and services by us or our competitors;
         o   client acceptance or rejection of new programs and services;
         o   program development expenses; and,
         o   timing of major sales.

         Many of these factors are beyond our control and sales cycles can often take between twelve and eighteen months. In our business, past operating results are not a reliable indicator of future performance.

RESULTS OF OPERATIONS



                                                          Six months ended June 30,
                                               ---------------------------------------------            %  Change
                                                    2000            1999           1998           00/99           99/98
                                                    ----            ----           ----           -----           -----
Total revenue                                  $      55,511   $      53,776   $      28,984           3.2           85.5

Commissions and fees                                  18,912          27,216          18,203         (30.5)          49.5

Gross profit                                          36,599          26,560          10,781          37.8          146.4

     % of total revenue                          65.9%           49.4%           37.2%

General and administrative expenses                   29,127          18,457           8,400          57.8          119.7

     % of total revenue                          52.5%           34.3%           29.0%

Operating income, excluding amortization               7,472           8,103           2,381          (7.8)         240.3

     % of total revenue                          13.5%           15.1%            8.2%

Interest - net                                         1,698           1,419           1,636          19.7          (13.3)

     % of total revenue                          3.1%             2.6%            5.6%

Income taxes                                           2,154           2,728            --          (21.1)

     Effective tax rate                          37.3%           40.8%            0.0%

Income before amortization                             3,620           3,956             745          (8.5)         431.0

     % of total revenue                          6.5%             7.4%            2.6%

Amortization - net of tax                              1,670           1,049             442          59.2          137.3

     % of total revenue                          3.0%             2.0%            1.5%

Net income                                     $       1,950   $       2,907   $      (5,011)        (32.9)        (158.0)

     % of total revenue                          3.5%             5.4%          (17.3%)

Per common share

Basic
     Income before amortization                $        0.37   $        0.46   $        0.23         (19.6)         100.0
     Amortization - net of tax                 $        0.17   $        0.12   $        0.14          41.7           14.3
     Net income                                $        0.20   $        0.34   $       (1.56)         41.2 n/a
     Weighted average shares                       9,796,824       8,516,827       3,222,143            15          164.3

Diluted

     Income before amortization                $        0.36   $        0.45   $        0.23         (20.6)            96
     Amortization - net of tax                 $        0.17   $        0.12   $        0.14          41.7           14.3
     Net income                                $        0.19   $        0.33   $       (1.56)        (42.4) n/a
     Weighted average shares                      10,074,062       8,739,390       3,222,143          15.3          171.2


     In prior reports, our results of operation and explanatory analyses have been generic in nature. We have focused on revenue, expenses and income as discreet items. As we continue to make acquisitions, we believe that the operating groups are becoming sufficiently diverse so that a description of each separate component of profitability does not give the reader a comprehensive understanding of our business.

CLARK/BARDES DIVISION

     A significant portion of Clark/Bardes new business revenue comes from the sale of its bank-owned life insurance (BOLI) programs. Our BOLI sales were significantly lower than expected, resulting in first-year revenue of $2.4 million for the quarter compared to $8.4 million in the comparable quarter of 1999. New business sales have traditionally been strong, and management believes that new business sales in the second quarter are not indicative of future expectations.

     Renewal revenues grew $1.6 million for the quarter compared to second quarter 1999. Gross profit continues to benefit from the acquisition of key producers. Gross profit of the division was $7.3 million, or 62.7% of total revenue for the quarter ended June 30, 2000 compared to $7.1 million, or 44.6% of total revenue for the comparable quarter in 1999. The acquisition of key producers also affected general and administrative expense, which was $4.2 million for the quarter, an increase of 14.8% from the same quarter of 1999. The lower first year revenue resulted in earnings before interest, taxes and amortization for the quarter ended June 30, 2000 of $3.1 million compared with $3.5 million for the comparable period in 1999.


                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JUNE 30                          JUNE 30
                                       ------------------                ----------------
OPERATING RESULTS                     2000            1999             2000             1999
                                      ----            ----             ----             ----
Revenue
  First year                      $    2,420       $    8,435       $   10,434       $   17,235
  Renewal                              9,165            7,582           19,044           17,375
                                  ----------       ----------       ----------       ----------
     Total                            11,585           16,017           29,478           34,610
Commission expense                     4,316            8,875           10,668           19,741
                                  ----------       ----------       ----------       ----------
Gross profit                           7,269            7,142           18,810           14,869
     % of revenue                       62.7%            44.6%            63.8%            43.0%
                                  ----------       ----------       ----------       ----------
Expenses
  General and administrative           4,214            3,671            9,585            7,288
     % of revenue                       36.4%           22.90%           32.50%           21.10%
  Amortization of intangibles            563              840            1,078            1,266
     % of revenue                        4.9%             5.2%             3.7%             3.7%
                                  ----------       ----------       ----------       ----------
     Total                             4,777            4,511           10,663            8,554

Operating income                  $    2,492       $    2,631       $    8,147       $    6,315
     % of revenue                       21.5%            16.4%            27.6%            18.2%
                                  ==========       ==========       ==========       ==========

VARIANCES - ()=UNFAVORABLE             $                %                $                %
                                       -                -                -                -
Revenue
  First year                          (6,015)           (71.3)          (6,801)           (39.5)
  Renewal                              1,583             20.9            1,669              9.6
                                  ----------       ----------       ----------       ----------
     Total                            (4,432)           (27.7)          (5,132)           (14.8)
Commission expense                     4,559             51.4            9,073             46.0
                                  ----------       ----------       ----------       ----------
Gross profit                             127              1.8            3,941             26.5
Expenses                                  --                                                 --
  General and administrative            (543)           (14.8)          (2,297)           (31.5)
  Amortization of intangibles            277             33.0              188             14.8
                                  ----------       ----------       ----------       ----------
     Total                              (266)            (5.9)          (2,109)           (24.7)
                                                                    ----------       ----------
Operating income                        (139)            (5.3)           1,832             29.0
                                  ==========       ==========       ==========       ==========

BANK COMPENSATION STRATEGIES DIVISION

     Bank Compensation Strategies division also experienced poor second quarter sales results. First-year revenue was $4.7 million compared to $5.7 million in second quarter 1999. Gross profit was $3.9 million for the quarter compared to $4.4 million a year ago. The reduction in gross profit resulted from lower first-year revenue, but also from lower-than-expected sales from the acquired entities that otherwise contribute to a higher gross profit margin. Operating expenses were $43.6 million for the quarter compared to $3.0 million in second quarter 1999, which were at expectations, but because of lower-than-expected first year business and gross profit margins, resulted in operating income of $71,000 for the June 30, 2000 quarter compared with $1.1 million for the same quarter of 1999.




                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30                           JUNE 30
                                                 -------                           -------
OPERATING RESULTS                         2000             1999             2000             1999
                                       ----------       ----------       ----------       ----------
Revenue
     First year                        $    4,702       $    5,668       $   10,009       $    9,465
     Renewal                                2,392            2,127            4,890            3,799
                                       ----------       ----------       ----------       ----------
          Total                             7,094            7,795           14,899           13,264
Commission expense                          3,147            3,410            7,026            6,728
                                       ----------       ----------       ----------       ----------
Gross profit                                3,947            4,385            7,873            6,536
          % of revenue                       55.6%            56.3%            52.8%            49.3%
                                       ----------       ----------       ----------       ----------
Expenses
     General and administrative             3,592            3,089            7,360            5,091
          % of revenue                       50.6%            39.6%            49.4%            38.4%
     Amortization of intangibles              284              230              589              429
          % of revenue                        4.0%             3.0%             4.0%             3.2%
                                       ----------       ----------       ----------       ----------
          Total                             3,876            3,319            7,949            5,520

Operating income (loss)                $       71       $    1,066       $      (76)      $    1,016
          % of revenue                        1.0%            13.7%            (0.5)%            7.7%
                                       ==========       ==========       ==========       ==========

VARIANCES - ()=UNFAVORABLE                 $                %                $                %
                                       ----------       ----------       ----------       ----------
Revenue
     First year                              (966)           (17.0)             544              5.7
     Renewal                                  265             12.5            1,091             28.7
                                       ----------       ----------       ----------       ----------
          Total                              (701)            (9.0)           1,635             12.3
Commission expense                            263              7.7             (298)            (4.4)
                                       ----------       ----------       ----------       ----------
Gross profit                                 (438)           (10.0)           1,337             20.5
Expenses
     General and administrative              (503)           (16.3)          (2,269)           (44.6)
     Amortization of intangibles              (54)           (23.5)            (160)           (37.3)
                                       ----------       ----------       ----------       ----------
          Total                              (557)           (16.8)          (2,429)           (44.0)
                                                                --                                --
Operating income                             (995)           (93.3)          (1,092)          (107.5)
                                       ==========       ==========       ==========       ==========

HEALTHCARE COMPENSATION STRATEGIES DIVISION

     The second quarter of 1999 was the first reporting period for our HealthCare Compensation Strategies division. Therefore, the year to date results actually reflects two quarters for the June 30, 2000 period but only one for the comparable 1999 period. For the quarter ended June 30, 2000 total revenue was $5.4 million, down $.5 million from second quarter 1999. General and administrative expense was slightly lower for the quarter at $4.0 million compared to $4.1 million second quarter 1999. As a result, operating income was $164,000 less than the comparable 1999 quarter.






                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                             JUNE 30                          JUNE 30
                                  ----------------------------      ----------------------------
OPERATING RESULTS                     2000            1999              2000             1999
                                  -----------      -----------      -----------      -----------
Revenue
   First year                     $     4,370      $     3,807      $     8,104      $     3,807
   Renewal                              1,028            2,095            2,743            2,095
                                  -----------      -----------      -----------      -----------
     Total                              5,398            5,902           10,847            5,902
Commission expense                        563              746            1,217              746
                                  -----------      -----------      -----------      -----------
Gross profit                            4,835            5,156            9,630            5,156
     % of revenue                        89.6%            87.4%            88.8%            87.4%
                                  -----------      -----------      -----------      -----------
Expenses
   General and administrative           3,983            4,054            8,466            4,054
     % of revenue                        73.8%            68.7%            78.0%            68.7%
   Amortization of intangibles            387              473              901              473
     % of revenue                         7.2%             8.0%             8.3%             8.0%
                                  -----------      -----------      -----------      -----------
     Total                              4,370            4,527            9,367            4,527

Operating income                  $       465      $       629      $       263      $       629
     % of revenue                         8.6%            10.7%             2.4%            10.7%
                                  ===========      ===========      ===========      ===========
VARIANCES - ()=UNFAVORABLE        $                           %     $                           %
Revenue
   First year                             563             14.8            4,297            112.9
   Renewal                             (1,067)           (50.9)             648             30.9
                                  -----------      -----------      -----------      -----------
     Total                               (504)            (8.5)           4,945             83.8
Commission expense                        183             24.5             (471)           (63.1)
                                  -----------      -----------      -----------      -----------
Gross profit                             (321)            (6.2)           4,474             86.8
Expenses                                                    --                                --
   General and administrative              71              1.8           (4,412)          (108.8)
   Amortization of intangibles             86             18.2             (428)           (90.5)
                                  -----------      -----------      -----------      -----------
     Total                                157              3.5           (4,840)          (106.9)
Operating income                         (164)           (26.1)            (366)           (58.2)
                                  ===========      ===========      ===========      ===========

PEARL MEYER & PARTNERS DIVISION

         Pearl Meyer & Partners is our newest operating division - executive compensation consulting. It was acquired on June 21, 2000 and the results reflect the operations from that date to June 30.


                                    Three Months Ended       Six Months Ended
                                          June 30                June 30
                                    -------------------     ------------------
OPERATING RESULTS                    2000         1999       2000       1999
                                    -------      ------     -------     ------
Revenue
  First year                        $   206      $   --     $   206     $   --
  Renewal                                --          --          --         --
                                    -------      ------     -------     ------
     Total                              206          --         206         --

Commission expense                       --          --          --         --
                                    -------      ------     -------     ------
Gross profit                            206          --         206         --
     % of revenue                     100.0%                  100.0%
                                    -------      ------     -------     ------
Expenses
  General and administrative             64          --          64         --
     % of revenue                     31.1%                    31.1%
  Amortization of intangibles            35          --          35         --
     % of revenue                     17.0%                    17.0%
                                    -------      ------     -------     ------
     Total                               99          --          99         --

  Operating income                  $   107      $   --     $   107     $   --
     % of revenue                      51.9%                   51.9%
                                    =======      ======     =======     ======

RESULTS ATTRIBUTABLE TO ACQUISITIONS

         As an acquirer, our operating results are significantly influenced by the contribution of our acquired businesses. By definition, we consider any business not appearing in four quarters of operating results as being from acquisitions. After that, they become part of existing business. An analysis of our operating results, separating acquisitions from existing businesses is as follows:

                                         THREE MONTHS ENDED                          THREE MONTHS ENDED
                                            JUNE 30, 2000                               JUNE 30, 1999
                                            -------------                               -------------
                                       EXISTING     ACQUISITIONS     COMBINED      EXISTING    ACQUISITIONS    COMBINED
                                      ----------    ------------    ----------    ----------   ------------   ----------

Revenue
     First year                       $   11,501     $      206     $   11,707    $   13,800    $    4,106    $   17,906
     Renewal                              12,657             --         12,657         8,774         3,034        11,808
                                      ----------     ----------     ----------    ----------    ----------    ----------
         Total                            24,158            206         24,364        22,574         7,140        29,714
   Commission expense                     10,079         (2,051)         8,028        12,011         1,022        13,033
                                      ----------     ----------     ----------    ----------    ----------    ----------
   Gross profit                           14,079          2,257         16,336        10,563         6,118        16,681
                                      ----------     ----------     ----------    ----------    ----------    ----------
   Expenses                                   --             --                           --            --
     General and administrative           13,380            734         14,114         7,542         4,660        12,202
     Amortization of intangibles             935            394          1,329           528           624         1,152
                                      ----------     ----------     ----------    ----------    ----------    ----------
         Total                            14,315          1,128         15,443         8,070         5,284        13,354
                                      ----------     ----------     ----------    ----------    ----------    ----------
                                              --             --                           --            --
Operating income (loss)               $     (236)    $    1,129     $      893    $    2,493    $      834    $    3,327
                                      ==========     ==========     ==========    ==========    ==========    ==========


                                          SIX MONTHS ENDED                            SIX MONTHS ENDED
                                            JUNE 30, 2000                               JUNE 30, 1999
                                            -------------                               -------------
                                       EXISTING     ACQUISITIONS     COMBINED      EXISTING    ACQUISITIONS    COMBINED
                                      ----------    ------------    ----------    ----------   ------------   ----------

Revenue
     First year                       $   24,822     $    3,941     $   28,763    $   25,742    $    4,765    $   30,507
     Renewal                              25,034          1,714         26,748        19,406         3,863        23,269
                                      ----------     ----------     ----------    ----------    ----------    ----------
         Total                            49,856          5,655         55,511        45,148         8,628        53,776
   Commission expense                     24,613         (5,701)        18,912        26,151         1,065        27,216
                                      ----------     ----------     ----------    ----------    ----------    ----------
   Gross profit                           25,243         11,356         36,599        18,997         7,563        26,560
                                      ----------     ----------     ----------    ----------    ----------    ----------
   Expenses
     General and administrative           22,979          6,148         29,127        13,069         5,388        18,457
     Amortization of intangibles           1,396          1,268          2,664           977           795         1,772
                                      ----------     ----------     ----------    ----------    ----------    ----------
         Total                            24,375          7,416         31,791        14,046         6,183        20,229
                                      ----------     ----------     ----------    ----------    ----------    ----------

Operating income                      $      868     $    3,940     $    4,808    $    4,951    $    1,380    $    6,331
                                      ==========     ==========     ==========    ==========    ==========    ==========

     Caution should be observed in analyzing and evaluating the foregoing. While acquisitions have made, and will continue to make, a substantial contribution to our operating performance and growth, the resources dedicated to our acquisition program would have had an impact on the performance of the existing business had the acquisitions not been made.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

     In 1999, we established a corporate executive and administrative office in North Barrington, Illinois to provide direction and coordination for our financial, strategic planning and human resources activities. During the second quarter, expenses were $2.2 million up $855,000 or 61.6% over the second quarter of last year. For the six months ended June 30, 2000, expenses were $3.6 million compared with $2.0 million last year, an increase of 80.1%.

INTEREST EXPENSE - NET

     Interest expense of $847,000 for the three months ended June 30, 2000 was $71,000 or 7.7% lower than the same quarter last year. For the year to date, interest expense of $1.7 million exceeded last year's quarter to date by $279,000 or 19.7%.

     The year to date increase results from increased borrowing for acquisitions
- notably Pearl Meyer & Partners and Insurance Alliance Group - and the increase in interest rates.

INCOME TAXES.

     Income taxes for the quarter were a credit of $113,000 compared with an expense of $970,000 for the second quarter of 1999. Year to date, June 30, 2000, tax expense is $1.2 million versus $2.0 million through June 30, 1999.

     The overall reduction in taxes results primarily from the lower level of pre-tax income, this year compared with last. The credit resulted from a reduction in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

                                                        AS OF JUNE 30,
                                                      2000          1999
                                                      ----          ----
Cash and cash equivalents                           $ 2,285       $10,302
Working Capital                                      (7,477)          638
Current ratio                                           .65          1.03
Shareholders' equity per common share (1)           $  7.07       $  5.75
Debt to total capitalization (2)                       46.0%         40.8%

     (1) total stockholders' equity divided by actual shares outstanding at year end excluding stock options

     (2) current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

     In addition to our recognized balance sheet assets and liabilities, we have an on going renewal revenue stream, estimated to be $451.9 million over the next ten years. The following table represents the projected gross revenue associated with our inforce business-owned life insurance policies as of June 30, 2000. They have not been adjusted for mortality, lapse, or other factors that may reduce their value. We cannot assure you that commissions under any of these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future. Renewal revenue can be affected by policy surrenders or exchanges, contract changes, asset growth and mortality rates. Over the last five years, we have experienced a persistency rate of approximately 95% of the inforce insurance underlying our programs. As we continue to diversify and acquire companies specializing in different market segments, our persistency rates can begin to vary significantly. While we intend to do all we can to retain our clients, service their accounts and sustain our persistency, there can be no assurance our persistency rates will remain at this level.

                        PROJECTED GROSS RENEWAL REVENUE
                                 JUNE 30, 2000

                                            BANK         HEALTHCARE
                                        COMPENSATION   COMPENSATION
                        CLARK/BARDES     STRATEGIES      STRATEGIES       TOTAL
                        ------------     ----------      ----------       -----
2001                       $ 41,690       $  9,066       $  7,454       $ 58,210
2002                         40,092          5,857          7,359         53,308
2003                         37,771          4,219          7,259         49,249
2004                         33,442          4,232          7,059         44,733
2005                         32,786          4,214          6,754         43,754
2006                         32,539          4,197          6,518         43,254
2007                         30,630          4,204          6,258         41,092
2008                         29,673          4,220          5,803         39,696
2009                         29,870          4,239          5,154         39,263
2010                         30,336          4,272          4,748         39,356
                           --------       --------       --------       --------
TOTAL                      $338,829       $ 48,720       $ 64,366       $451,915
                           ========       ========       ========       ========

     As a financial company with strong operating cash flow and an accessible working capital line of credit, we believe we have little reason to retain substantial cash balances. We use the net cash from operating activities to fund capital expenditures and small acquisitions. We expect that large future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance that such funds will be available and, if so, on terms acceptable to us. Summarizing our cash flow:

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                                 --------
                                            2000          1999
                                            ----          ----
Cash flows from (used in):
         Operations                       $  8,765      $  7,994
         Investing                         (29,776)      (41,624)
         Financing                          18,464        31,830

Cash Flows from Operating Activities

     Our cash flow from operations for the six months ended June 30, 2000, compared with the same six month period in 1999, was as follows:

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                         --------             INCREASE
                                                   2000          1999         IN CASH
                                                   ----          ----         -------
Net income plus non-cash expenses                 $5,290        $4,900          $390
Changes in operating assets and liabilities        3,475         3,094           381
                                                  ------        ------          ----
Cash flow from operating activities               $8,765        $7,994          $771
                                                  ======        ======          ====

     Our continued strong cash flow from operations allows us to pay down acquisition debt and continue our acquisition program. We make significant use of borrowings to finance our acquisitions. Because of this and the strong cash generated by operations, management has determined to dedicate all excess cash to the reduction of bank borrowings and, as a result only cash for reasonably foreseeable needs and expenses is retained.

Cash Used in Investing Activities

     For the six months to date, acquisitions accounted for $27.2 million of the $29.8 million used in investing activities. The balance was comprised of $1.7 million for purchase of equipment and various assets such as deferred debt expenses.

     The completion of the previously announced acquisition of Compensation Resources Group, Inc. will necessitate additional borrowing under our line of credit.

Cash Flows from Financing Activities

     We presently have a $100 million credit facility with a group of banks. Loans bear interest at a floating rate based on the London InterBank Offered Rate at the time of borrowing or prime rate at due dates. The loan matures on December 31, 2004 with interest and principal payable quarterly starting March 31, 2000. The credit agreement contains restrictive covenants including the requirement that all acquisitions in excess of $25 million per year be pre-approved by the lenders.

     We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations. We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to represent approximately $249 million over the next five years. However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

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

     Because of continuing acquisition opportunities and the limitations on borrowing, Management is considering a number of financing alternatives including a possible private placement of Clark/Bardes Holdings' common stock.

INTANGIBLE ASSETS

     Intangible assets arising from purchased businesses are our largest and most important financial assets. They represent two important elements:

         1) the present value of inforce revenue represents the net discounted cash flow embedded in the book of business of those companies having future renewal revenue at the time we acquired them; and,

         2) almost all of the assets represent future tax benefits over the next fifteen years. Approximately $130.5 million of our gross intangible assets are expected to be tax deductible.

     When we acquire a company, we acquire very little in the way of tangible assets such as, receivables, furniture and the like. Therefore, virtually the entire purchase price is allocated to intangible assets.

     Intangible Assets arising from our purchased businesses consisted of the following:


                                                                JUNE 30,     DECEMBER 31,
                                                                  2000          1999
                                                                  ----          ----
Present value of future cash flows from inforce revenue ....    $  65,649     $  62,132
Goodwill ...................................................       65,135        36,427
Non competition agreements .................................        1,750         1,750
                                                                ---------     ---------
                                                                  132,534       100,309
Accumulated amortization ...................................       (7,982)       (5,318)
                                                                ---------     ---------
Net ........................................................    $ 124,552     $  94,991
                                                                =========     =========
As a percent of:
Total assets ...............................................         84.0%         76.1%
Stockholders' equity .......................................        174.1%        152.3%

     The amounts allocated to inforce revenue are determined using the discounted cash flow of future commissions adjusted for expected persistency, mortality and associated costs. The balance of the excess purchase price over the net tangible assets is allocated to goodwill. The inforce revenue is amortized over a period of anticipated benefit, which is normally twenty to thirty years. Many factors outside our control determine the persistency of our inforce business and we cannot be sure that the values we allocated will ultimately be realized.

     Goodwill had been amortized over twenty to forty years. In anticipation of new rules governing amortization soon to be promulgated by the Financial Accounting Standards Board, goodwill arising from new acquisitions will be amortized over a period not to exceed twenty years. Non competition agreements are amortized over five to ten years, the terms of the agreements.

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

MARKET RISK

     Our primary market risk exposure is to changes in interest rates on borrowings under our credit agreement. We have a credit facility of $100 million with a group of bank lenders. The credit facility provides for a revolving credit and a term loan. Interest on borrowings under our line of credit is based on one of two factors, at our option, at the time the funds are borrowed:

     o U. S. prime rate, published in the Wall Street Journal, which will float as adjusted, for as long as this segment of borrowing is outstanding; or,

     o London InterBank offered rate, which is based on the published rate at the time of the borrowing and will remain fixed at that rate for as long as this segment, of the borrowing is outstanding.

     At December 31, 1999, we had total outstanding indebtedness of $42.7 million, or approximately 30.9% of total market capitalization. At June 30, 2000, we had total outstanding indebtedness of $60.8 million or 26.4% of total market capitalization. However, after the end of this period, our outstanding indebtedness as a percentage of total capitalization had increased to 37.4% after a 39.4% drop in the price of our common stock on July 24, 2000. Our interest rate risk objective is to limit the impact of rate fluctuations on earnings and cash flows. To achieve this objective, we manage our exposure to fluctuations in interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable, and use the interest rate swaps to mitigate interest rate risk and to effectively lock the interest rate on a portion of our variable debt.

     Coincident with the credit facility, we entered into two interest rate swap agreements with a bank affiliated with the lending group to set the interest rates. The first agreement, accounted for as interest expense, went into effect on July 6, 1999, and sets the underlying LIBOR-based interest rate at 5.76% on $15 million of the debt. The second agreement went into effect on January 18, 2000, and sets the underlying LIBOR-based rate at 5.29% plus the applicable spread on $15 million of the debt. A third agreement went into effect on June 27, 2000, and sets the underlying LIBOR rate at 7.24% plus the spread on $20.0 million of our debt. In the second quarter and year-to-date, these agreements provided savings of $52,000 and $93,000 respectively.

     We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 36.3% of our outstanding debt was at the prime rate of 9.5% at June 30, 2000. An additional 48.0% of our outstanding debt at June 30, 2000, was effectively locked at an interest rate of 5.53% through an interest rate swap agreement for a notional amount of $27.8 million. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     FASB Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

     We are currently evaluating the provisions of SFAS No. 133 and the proposed amendments. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

     FASB Interpretation - Stock Compensation

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Interpretation No. 44 was issued in order to clarify issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

     The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     We do not expect that Interpretation No. 44 will have a material impact on results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted for years ending after December 15, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned.

     We do not expect that SAB No. 101 will have a material impact on results of operations or financial position.

ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the Liquidity and Capital Resources section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in pages 27 through 28 of this Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The 2000 Annual Meeting of Stockholders of the Company (the "Meeting") was held on April 18, 2000.

     (b) Lawrence H. Hendrickson and L. William Seidman were each elected to serve as a director at the Meeting for a term of three years. The terms of office as directors of W. T. Wamberg, Melvin G. Todd, Randolph A. Pohlman, George D. Dalton and Steven F. Piaker continued after the Meeting.

     (c) Lawrence H. Hendrickson was elected to serve as a director until the Company's 2003 annual meeting of stockholders according to the following votes:

         For:  5,660,846       Against or withheld:  0   Abstentions:   0    Broker non-votes:   0

          L. William Seidman was elected to serve as a director until the Company's 2003 annual meeting of stockholders according to the following votes:

         For:  5,660,846       Against or withheld:  0     Abstentions:   0   Broker non-votes:   0

         The appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 2000 was ratified according to the following votes:

         For:  5,660,846        Against or withheld:  0     Abstentions:   0   Broker non-votes:   0

     (d) The shareholders ratified the adoption of an Amended and Restated 1998 Non-Employee Director Stock Option Plan

         For:  5,349,691        Against or withheld:  7,550     Abstentions:   303,605   Broker non-votes:   0

     (e) None

ITEM 5.  LEGAL PROCEEDINGS

     On June 13, 2000, a demand letter was sent to us by an attorney representing a former client. The letter set forth claims for professional negligence, breach of contract, and breach of fiduciary duty. A draft complaint attached to the letter sought damages in the sum of $7.5 million with pre-judgment and post-judgment interest, costs, expenses and such other relief as the court deemed proper. An agreement was signed by the former the former client and ourselves on June 27, 2000, this agreement is effective for six months during which time the parties are working to resolve their differences. We are presently reviewing this matter and believe it to be without merit. There can be no assurance, however, that this matter will be resolved in our favor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The list of exhibits required by this Item 6 (a) appears on the
          Exhibit Index Attached hereto.

     (b)  Reports in Form 8-K. None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date    August 11, 2000          CLARK/BARDES HOLDINGS, INC.



Date    August 11, 2000          /s/ W. T. Wamberg
                                 -------------------------------------
                                          W. T. Wamberg
                                 President and Chief Executive Officer



Date    August 11, 2000           /s/ Thomas M. Pyra
                                 -------------------------------------
                                               Thomas M. Pyra
                                 Vice President and Chief Financial Officer
                                         (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
  27.1                  Financial Data Schedule