Form 10-Q
period 2000-09-30
CLARK/BARDES HOLDINGS INC
filed 2000-11-14
CIK 1063980

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                            Commission File No. 24769

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

                  Registrant's telephone number: (847) 304-5800

           Securities Registered Pursuant to Section 12(g) of the Act:

Title of Securities                              Exchanges on which Registered
       None                                           Not applicable

           Securities Registered Pursuant to Section 12(b) of the Act:

                     Common Stock, Par Value $.01 per share
                                (Title of class)

         Junior Participating Preferred Stock, Series A, Purchase Rights
                            Par value, $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 2000, there were 12,646,606 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I-FINANCIAL INFORMATION
     Item 1.   Financial Statements
     Condensed Consolidated Balance Sheets at September 30, 2000              4
      and December 31, 1999
     Condensed Consolidated Statements of Income for the three                5
      months and nine months ended September 30, 2000 and September 30, 1999
     Condensed Consolidated Statements of Cash Flows for the                  6
      nine months ended September 30, 2000 and September 30, 1999
     Notes to Condensed Consolidated Financial Statements                     7

     Item 2.   Management's Discussion and Analysis of Financial              15
         Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      30

Part Ii.  Other Information

     Item 1.   Legal Proceedings                                              30

     Item 2.   Changes in Securities and Use of Proceeds                      31

     Item 6.  Exhibits and Reports on Form 8-K                                31

SIGNATURES                                                                    32

EXHIBITS
      Index to Exhibits                                                       33

                           FORWARD-LOOKING STATEMENTS

     This Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Words such as "estimate," "believe," "project," "expect," "intend," "predict," and similar expressions, as they relate to Clark/Bardes Holdings, Inc. and its subsidiaries (collectively, "Clark/Bardes"), or Clark/Bardes' management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Clark/Bardes' management as well as assumptions made by and information currently available to Clark/Bardes. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to changes in tax legislation, dependence on key producers, dependence on persistency of existing business, realization of renewal revenue, acquisition risks, competitive factors and pricing pressures, dependence on certain insurance companies, changes in legal and regulatory requirements, litigation and general economic conditions and other factors. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect Clark/Bardes' current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to Clark/Bardes' operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to Clark/Bardes or individuals acting on Clark/Bardes' behalf are expressly qualified in their entirety by this paragraph. Clark/Bardes disclaims any intent or obligation to update or alter any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Part 1. Financial Information

ITEM 1. FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                  Clark/bardes Holdings, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                    September 30,   December 31,
                                                                                       2000            1999
                                                                                     Unaudited        Audited
                                                                                    (dollars in thousands
                                                                                    except share amounts)

                                                   ASSETS
Current Assets
   Cash and cash equivalents                                                            $ 6,177         $ 4,832
   Accounts and notes receivable - net                                                   16,863          18,295
   Other current assets                                                                   2,309           1,123
                                                                                    ------------    ------------
      Total Current Assets                                                               25,349          24,250
Intangible Assets - Net                                                                 155,541          94,991
Equipment and Leasehold Improvements - Net                                                8,108           4,505
Deferred Tax Asset                                                                            -             282
Other Assets                                                                              4,402             831
                                                                                    ------------    ------------
      Total Assets                                                                    $ 193,400       $ 124,859
                                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                     $ 7,813         $ 4,100
   Commissions and fees                                                                   3,208           3,475
   Income taxes                                                                             618           4,350
   Accrued liabilities                                                                   10,627           7,841
   Debt maturing within one year                                                          6,524           7,252
                                                                                    ------------    ------------
      Total Current Liabilities                                                          28,790          27,018
Long Term Debt                                                                           58,071          35,473
Deferred Tax Liability                                                                      272               -
Deferred Compensation                                                                     1,944               -
Stockholders' Equity
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                          -               -
   Common stock
          Authorized - 20,000,000 shares; $.01 par value
          Issued and outstanding - 12,646,606 in 2000 and 9,629,999 in 1999                 126              96
    Paid in capital                                                                      88,947          50,099
    Retained earnings                                                                    15,283          12,173
    Treasury stock - 2,077 shares at cost                                                   (33)              -
                                                                                    ------------    ------------
                                                                                    ------------    ------------
Total Stockholders' Equity                                                              104,323          62,368
                                                                                    ------------    ------------
                                                                                    ------------    ------------
Total Liabilities and Stockholders' Equity                                            $ 193,400       $ 124,859
                                                                                    ============    ============


      see accompanying notes to condensed consolidated financial statements


                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
                                    Unaudited
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended          Nine Months Ended
                                                        September 30,               September 30,
                                                           2000          1999          2000          1999
                                                        (dollars in thousands except share amounts)



Total Revenue                                             $ 34,645      $ 25,655      $ 90,156      $ 79,431
Commission and fee expense                                  11,757        10,456        30,669        37,672
                                                                      -----------   -----------   ----------------------
                                                        -----------   -----------   -----------   ----------------------
Gross Profit                                                22,888        15,199        59,487        41,759
                                                        -----------   -----------   -----------   ----------------------

Operating Expenses
   General and administrative                               17,357        11,332        46,484        29,789
   Amortization                                              1,933         1,237         4,597         3,009
   Acquisition integration and reorganization expenses         518             -           518             -
                                                        -----------   -----------   -----------   ----------------------
                                                            19,808        12,569        51,599        32,798
                                                        -----------   -----------   -----------   ----------------------
Operating Income                                             3,080         2,630         7,888         8,961
Interest
   Income                                                       78           133           205           291
   Expense                                                  (1,485)         (923)       (3,310)       (2,500)
                                                        -----------   -----------   -----------   ----------------------
                                                            (1,407)         (790)       (3,105)       (2,209)
                                                        -----------   -----------   -----------   ----------------------
Income before taxes                                          1,673         1,840         4,783         6,752
Income taxes                                                   514           804         1,674         2,809
                                                        -----------   -----------   -----------   ----------------------
Net Income                                                 $ 1,159       $ 1,036       $ 3,109       $ 3,943
                                                        ===========   ===========   ===========   ======================


Basic Net Income per Common Share
Net income                                                  $ 0.11        $ 0.11        $ 0.31        $ 0.44
                                                        -----------   -----------   -----------   -----------

Weighted average shares                                 10,697,924     9,629,157    10,099,451     8,891,628
                                                        -----------   -----------   -----------   -----------

Diluted Net Income per Common Share
Net income                                                  $ 0.11        $ 0.11        $ 0.30        $ 0.43
                                                        -----------   -----------   -----------   -----------

Weighted average shares                                 10,875,931     9,865,535    10,358,231     9,118,669
                                                        -----------   -----------   -----------   -----------


      see accompanying notes to condensed consolidated financial statements


                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
                                    Unaudited
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Nine Months Ended
                                                                                                 September 30,
                                                                                                    2000             1999


Cash From Operating Activities - Net                                                                $ 10,475         $ 10,609

Investing Activities
   Purchases of businesses                                                                           (52,673)         (53,289)
   Purchases of equipment - net                                                                       (2,805)          (5,880)
   Other                                                                                              (1,217)            (622)
                                                                                                 ------------     ------------
                                                                                                 ------------     ------------
                                                                                                     (56,695)         (59,791)
                                                                                                 ------------     ------------

Financing Activities                                                                                       -                -
   Proceeds from borrowings                                                                           57,100           68,216
   Repayment of borrowings                                                                           (35,229)         (51,497)
   Sale and issuance of common stock                                                                  25,915           23,766
   Other                                                                                                (221)               -
                                                                                                 ------------     ------------
                                                                                                 ------------     ------------
                                                                                                      47,565           40,485
                                                                                                 ------------     ------------
Increase (Decrease) in Cash                                                                            1,345           (8,697)
   Cash and Cash Equivalents at  Beginning of Period                                                   4,832           12,102
                                                                                                 ------------     ------------
   Cash and Cash Equivalents at  End of Period                                                       $ 6,177          $ 3,405
                                                                                                 ============     ============



                     see accompanying notes to condensed consolidated financial statements


                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                    Unaudited

1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of Clark/Bardes Holdings, Inc. and its wholly owned subsidiaries (collectively,
CBH). Through its four operating divisions, Clark/Bardes Consulting - Compensation Resource Group, Bank Compensation Strategies, HealthCare Compensation Strategies and Pearl Meyer & Partners, CBH designs, markets and administers life insurance products, compensation, and benefit programs to U. S. corporations, banks, and healthcare organizations. CBH assists its clients in using customized life insurance products to generate capital to finance long-term benefit liabilities and to supplement and secure benefits for key employees. In addition, CBH provides long-term administrative services for executive benefits and insurance and provides compensation consulting services.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2.   ACQUISITION OF COMPENSATION RESOURCE GROUP, INC.

     On September 6, 2000, CBH acquired all the issued and outstanding capital stock of Compensation Resource Group ("CRG") for a total purchase price of $30.5 million, not including acquisition expenses, estimated to be $652,000 consisting of the following:

     (i) a cash payment to the CRG selling shareholders of $11.5 million,

     (ii)the issuance by CBH of 596,463 shares of its common stock, having an aggregate value of $6.0 million based on the average closing price of the common stock on September 5, 2000; and,

    (iii)the assumption and repayment of approximately $13.0 million of long-term debt.

     CRG is an executive compensation and benefits organization that provides the design, marketing and administration of non-qualified plans. CRG is headquartered in Los Angeles, California and has affiliated offices in seven other cities. Prior to the acquisition, there was no material relationship between CRG and Clark/Bardes

     The $24.5 million cash portion of the purchase price was borrowed under CBH's existing credit facility with Bank One.

     Coincident with the foregoing transaction, CBH will enter into a bonus arrangement for certain key executives and employees of CRG. This arrangement will provide for the payment of bonuses of up to $20 million if certain stipulated financial objectives are achieved during the years ended December 31, 2003 to 2005.

     The acquisition of CRG has been accounted for as a purchase with most of the purchase price allocated to the present value of in-force revenue and amortized over a period of thirty years. The remainder has been allocated to goodwill and amortized over twenty years. The purchase price allocation is preliminary.

     The unaudited financial information below presents the results of CBH and CRG as if the acquisition had occurred on January 1, 1999.



                             Three Months Ended              Nine Months Ended
                               September 30,                   September 30,
                              -------------                   -------------
                            2000          1999              2000          1999
                            ----          ----              ----          ----
Pro forma
     Revenue             $  40,237     $  29,698         $114,949      $104,139
     Net income (loss)        (340)         (850)          (1,431)        3,174
     Diluted earnings
        (loss) per share      (.03)         (.08)            (.13)          .33


3.    ACQUISITION OF PEARL MEYER & PARTNERS, INC.

     On June 21, 2000, CBH acquired all of the issued and outstanding capital stock of Pearl Meyer & Partners, Inc. for a total purchase price of $26.6 million. The purchase price consisted of a cash payment, at closing, of $21.9 million and the issuance of 250,000 shares of CBH common stock with a value of $4.0 million. Acquisition expenses were $720,000. The $22.6 million cash portion of the purchase price was borrowed under CBH's line of credit.

     The acquisition will be accounted for as a purchase and the goodwill will be amortized over a twenty-year period. The purchase price allocation is preliminary.

     In addition to the initial purchase price, $2.0 million of additional cash consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the eighteen months subsequent to the purchase. This payment, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty-year period.

     Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became Clark/Bardes' fourth operating division. Prior to the acquisition, there was no material relationship between CBH and Pearl Meyer.

     The unaudited pro forma information below presents the results of CBH and Pearl Meyer & Partners as if the acquisition had occurred on January 1, 1999.


                            Three Months Ended               Nine Months Ended
                              September 30,                    September 30,
                               -------------                   -------------
                            2000          1999              2000          1999
                            ----          ----              ----          ----
Pro forma
     Revenue             $ 34,645      $  28,362         $  96,425    $  88,029
     Net income             1,159          4,923             1,136        5,782
     Diluted earnings
       per share              .11           .11               .55           .53


4.   ACQUISITION OF W. M. SHEEHAN & COMPANY, INC.

     On June 13, 2000, CBH acquired certain assets, principally working capital and equipment, and assumed certain liabilities of W. M. Sheehan & Company, Inc. ("Sheehan"). The purchase price was $367,000 cash paid at closing. The acquisition has been accounted for as a purchase and the goodwill will be amortized over twenty years. The allocation of the purchase price is preliminary.

     In addition to the purchase price paid at closing, an additional $650,000 will be paid upon the achievement of certain revenue and earnings objectives during the years ended June 30, 2001 through 2004. The payments will be made 23% in cash and 77% in CBH common stock based on values at time of issuance. The additional payments will be accounted for as goodwill and amortized over the remaining twenty-year period.


5.    ACQUISITION OF INSURANCE ALLIANCES GROUP, INC.

     On May 5, 2000, CBH acquired the business of Insurance Alliances Group, Inc. ("IAG"). There were no assets or liabilities acquired or assumed. IAG is a Stamford, Connecticut insurance firm specializing in executive estate planning.

     The purchase price for the business was $3.5 million consisting of $2.8 million cash at closing and 49,143 shares of CBH common stock having a value of $700,000. The cash portion of the purchase price was borrowed under CBH's line of credit. The acquisition will be accounted for as a purchase and the entire purchase price has been allocated to the net present value of renewal revenue from insurance in force at the time of the acquisition and will be amortized over a period of thirty years. The allocation of the purchase price is preliminary.


6.   ACQUISITION OF THE WAMBERG ORGANIZATION AND WAMBERG FINANCIAL
     CORPORATION

     On September 1, 1999, CBH purchased certain assets and assumed certain liabilities of The Wamberg Organization and purchased all of the outstanding stock of Wamberg Financial Corporation for a purchase price of $17.9 million and expenses of $266,000.

     The asset  purchase  agreement  provides  for the payment of an  additional
$11.9 million upon the attainment of certain stipulated annual financial objectives starting with the periods ended December 31, 1999 through December 31, 2002. As of December 31, 1999, the financial objectives for 1999 had been met and a $1.5 million cash payment was made to W. T. Wamberg in the first quarter of 2000. This payment was recorded as additional purchase price and will be amortized as goodwill over the remaining twenty-year period commencing with the effective date of the acquisition.

     On January 4, 1999, CBI purchased the right to receive approximately 27.5% of the commissions and fees related to renewal revenue of certain inforce policies existing on June 30, 1998, due to W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with the September 1, 1999 acquisition of The Wamberg Organization, CBI purchased all of the renewal revenue not acquired on January 4, 1999. All renewal revenue acquired in these transactions will revert to Mr. Wamberg on August 31, 2018.

     The  acquisition  of  The  Wamberg   Organization  and  Wamberg   Financial
Corporation has been accounted for as a purchase. The unaudited pro forma information below presents our results of operations and those of The Wamberg Organization and Wamberg Financial Corporation as if the acquisition occurred on January 1, 1999.

                             Three Months Ended              Nine Months Ended
                                September 30,                   September 30,
                               -------------                   -------------
                             2000          1999              2000          1999
                             ----          ----              ----          ----
Pro forma
     Revenue             $  34,645   $  27,246           $ 90,156      $ 87,058
     Net income              1,059       4,514              1,159         3,109
     Diluted earnings
      per share                .11         .11                .30           .49


7.   Acquisition of Mcg/healthcare

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

     The acquisition of MCG/HealthCare has been accounted for as a purchase. The
unaudited  pro  forma   information  below  presents  the  results  of  CBH  and
MCG/HealthCare as if the acquisition had occurred on January 1, 1999:


                             Three Months Ended              Nine Months Ended
                                September 30,                   September 30,
                               -------------                   -------------
                             2000          1999              2000          1999
                             ----          ----              ----          ----
Pro forma
     Revenue               $ 34,645    $  25,655           $ 90,156    $ 85,188
     Net income               1,159        1,036              3,109       4,328
     Diluted earnings
      per share                 .11           .11               .30         .47


8.   Private Placement

     On September 11, 2000, CBH sold 1,888,887 shares of common stock to a group of investors for $25.1 million, net of expenses, in a private placement transaction. The proceeds from this sale were used for debt reduction and acquisitions.

     The 1,888,887 shares were sold to the investors for $13.50 per share and have been registered for resale by the investors if they deem it appropriate to resell them.

9.   Credit Facility

     On August 23, 2000, CBH and its subsidiary, CBI, expanded its December 28, 1999 credit facility from $100.0 million to $114.3 million and added another bank to the existing group of bank lenders. The principal changes in the structure of the facility are the increase of the working capital limit from $5.0 million to $10.0 million and the expansion of the borrowing base.

     The credit facility contains restrictive covenants requiring certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances and changes in control.

     On June 29, 2000, a third interest rate swap went into effect, setting the underlying London Interbank offered Rate-based rate at 7.24% on $20.0 million of debt.


10.  Recent Accounting Pronouncements

     FASB Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. CBH must adopt SFAS No. 133 no later than January 1, 2001.

     Because of CBH's minimal use of derivatives, management does not anticipate the adoption of the new Statement will have a significant effect on earnings or the financial position of CBH.

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

     The main issues addressed by Interpretation No. 44 are; (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of modifications to the terms of a previously fixed stock option award, and, (d) the accounting for an exchange of stock compensation awards in a business combination.

     The adoption of Interpretation No. 44 did not have a material impact on CBH's results of operations or financial position.


SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted for years beginning after December 15, 2000. SAB No. 101 provides guidance on revenue recognition, as well as criteria for when revenue is realized and earned.

     CBH does not expect that SAB No. 101 will have a material impact on results of operations or financial position.

11. Earnings Per Share

     The following table sets forth the computation of historical basic and diluted earnings per share:



                               EARNINGS PER SHARE

The following table sets forth the computation of historical basic and diluted earnings per share:

                                                   Three Months Ended                   Nine Months Ended
                                                                 September 30,                   September 30,
                                                       2000            1999            2000             1999
                                                                    (dollars in thousands)
Numerator
Net income for basic earnings per share                 $ 1,159         $ 1,036         $ 3,109          $ 3,943
                                                   -------------    ------------    ------------    -------------

Numerator for diluted earnings per share                $ 1,159         $ 1,036         $ 3,109          $ 3,943

Denominator
Denominator for basic earnings per share -
   weighted average shares                           10,697,924       9,629,157      10,099,451        8,891,628
Effect of dilutive securities:
   Stock options                                        178,007         236,378         259,080          227,041
                                                   -------------    ------------    ------------    -------------

Denominator for diluted earnings per share -
   weighted average shares - diluted                 10,875,931       9,865,535      10,358,531        9,118,669
                                                   =============    ============    ============    =============

Per Share
Basic earnings                                           $ 0.11          $ 0.11          $ 0.31           $ 0.44
                                                   =============    ============    ============    =============

Diluted earnings                                         $ 0.11          $ 0.11          $ 0.30           $ 0.43
                                                   =============    ============    ============    =============

12.  Risks and Uncertainties

     Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations. Therefore, the life insurance products underlying the benefit programs marketed by the Company are vulnerable to changes in federal tax laws. In recent federal budget proposals, provisions have been offered to amend existing rules related to policies covering employees, officers and directors. If such proposals are enacted, they could significantly reduce the attractiveness of business-owned life insurance to companies that traditionally have high debt to equity ratios, such as banks. While CBH believes there is insufficient support in Congress to enact such a change, at this time, CBH is unable to predict the outcome of any such legislative proposal by the current or any future Congress.

     As CBH's business grows, working capital and capital expenditure requirements will also continue to increase. CBH believes that net cash flows from operations will be sufficient to finance debt repayments, working capital requirement and capital expenditures for the next twelve months. However, there can be no assurance that the net cash flows from operations will be sufficient to meet anticipated requirements or that CBH will not require additional debt or equity financing within this time frame. CBH may continue to issue stock to finance future acquisitions.

13.  Segments and Related Information

     CBH has four reportable segments:

     Clark/Bardes Consulting - Compensation Resource Group
     Bank Compensation Strategies
     HealthCare Compensation Strategies
     Pearl Meyer & Partners

     On September 6, CBH acquired all of the outstanding common stock of Compensation Resource Group, Inc. (CRG), an independent company specializing in the design, marketing and administration of non-qualified executive compensation plans using company owned life insurance (COLI) products. In acquiring CRG, CBH reorganized its divisions as follows:

o The division formerly known as Clark/Bardes was renamed Clark/Bardes Consulting - Compensation Resource Group and will consist of a Los Angeles, California headquarters with service centers in Dallas, Texas and Bethesda, Maryland.

              In 1999, CBH reported Clark/Bardes of Washington, D.C. (formerly Schoenke & Associates) as a segment. During 1999, this segment was combined with the operations of what was the Clark/Bardes division and was no longer a separately reportable segment.

o The bank owned life insurance (BOLI) product sold by the Clark/Bardes division is in the process of being transferred to Bank Compensation Strategies thus placing all of CBH's bank owned life insurance business in one division. The effect of this transfer is not yet reflected in the revenues of this segment nor in the results of Bank Compensation Strategies. For the year ended December 31, 1999, BOLI accounted for 56.6 % of the Clark/Bardes Consulting - Compensation Resource Group total revenue.

     HealthCare Compensation Strategies became a segment with the acquisition of MCG HealthCare on April 5, 1999. Pearl Meyer & Partners became a segment with the acquisition of Pearl Meyer & Partners, Inc. on June 21, 2000.

     The four reportable segments operate as independent and autonomous divisions with a central corporate staff responsible for finance, strategic planning and human resources. CBH's segments are in the business of designing, marketing and administering employee benefit programs for large corporations; community, regional and money center banks; healthcare organizations and executive compensation consulting. The distinction between these segments is each has its own client base as well as its own marketing, administrative staffs and management.


                                                                         Three Months Ended             Nine Months Ended
                                                                                 September 30,                  September 30,
                                                                        2000            1999           2000           1999
Revenues from External Customers
     Clark/Bardes Consulting - Compensation Resource Group              $ 17,655       $ 12,557        $ 47,133      $ 47,167
     Bank Compensation Strategies                                          7,911          7,002          22,811        20,266
     HealthCare Compensation Strategies                                    5,996          6,096          16,843        11,998
     Pearl Meyer & Partners                                                2,860              -           3,066             -
                                                                     ------------    -----------    ------------    ----------
           Total segments - reported                                      34,422         25,655          89,853        79,431
     Reconciling items                                                       223              -             303             -
                                                                     ------------
                                                                     ------------    -----------    ------------    ----------
           Total consolidated - reported                                $ 34,645       $ 25,655        $ 90,156      $ 79,431
                                                                     ============    ===========    ============    ==========

Operating Income
     Clark/Bardes Consulting - Compensation Resource Group               $ 3,100        $ 1,924        $ 11,764       $ 8,630
     Bank Compensation Strategies                                          1,398            522           1,322         1,538
     HealthCare Compensation Strategies                                      516            877             780         1,504
     Pearl Meyer & Partners                                                  426              -             533             -
                                                                     ------------    -----------    ------------    ----------
           Total segments - reported                                       5,440          3,323          14,399        11,672
     Corporate overhead                                                   (2,360)          (694)         (6,511)       (2,712)
     Interest - net                                                       (1,407)          (791)         (3,105)       (2,209)
                                                                     ------------    -----------    ------------    ----------
           Income before taxes                                           $ 1,673        $ 1,838         $ 4,783       $ 6,751
                                                                     ============    ===========    ============    ==========

Depreciation and Amortization
     Clark/Bardes Consulting - Compensation Resource Group                 $ 947          $ 580         $ 2,203       $ 1,562
     Bank Compensation Strategies                                            377            297           1,119           831
     HealthCare Compensation Strategies                                      622            569           1,863         1,163
     Pearl Meyer & Partners                                                  389              -             424             -
                                                                     ------------    -----------    ------------    ----------
           Total segments - reported                                       2,335          1,446           5,609         3,556
     Reconciling items                                                        78              -             154             -
                                                                     ------------    -----------    ------------    ----------
           Total consolidated - reported                                 $ 2,413        $ 1,446         $ 5,763       $ 3,556
                                                                     ============    ===========    ============    ==========

Identifiable Assets
     Clark/Bardes Consulting - Compensation Resource Group                                             $ 90,560      $ 54,760
     Bank Compensation Strategies                                                                        32,733        27,849
     HealthCare Compensation Strategies                                                                  34,437        34,688
     Pearl Meyer & Partners                                                                              29,697             -
                                                                                                    ------------    ----------
           Total segments - reported                                                                    187,427       117,297
     Deferred tax asset                                                                                       -            55
     Holding company assets - non operating                                                               5,973             -
                                                                                                    ------------    ----------
           Total consolidated - reported                                                              $ 193,400     $ 117,352
                                                                                                    ============    ==========



Capital Expenditures
     Clark/Bardes Consulting - Compensation Resource Group                                                $ 675       $ 3,440
     Bank Compensation Strategies                                                                           502           279
     HealthCare Compensation Strategies                                                                     907         2,161
     Pearl Meyer & Partners                                                                                 255             -
                                                                                                    ------------    ----------
           Total segments - reported                                                                      2,339         5,880
     Reconciling items                                                                                      466             -
                                                                                                    ------------    ----------
           Total consolidated - reported                                                                $ 2,805       $ 5,880
                                                                                                    ============    ==========

     CBH evaluates performance and allocates resources based on profit and loss from operations before income taxes, interest or corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant policies. There are no significant inter-segment revenues or expenses.

14.  Income Taxes

     Income taxes for the quarter ended September 30, 2000, reflect CBH's overall effective tax rate for the year of 35% less the net of tax benefit of a refund of state income taxes incurred in prior years.

15.  Litigation

     On July 25, 2000, Constellation Energy Group, Inc. ("Constellation") filed a civil action against Clark/Bardes, Inc., ("CBI"), a wholly owned subsidiary of CBH, in the United States District Court for the District of Maryland. The suit asserts a claim of $7.5 million with pre-judgment and post-judgment interest, costs and expenses and such other relief as the court deems proper against CBI under ERISA for breach of fiduciary duty in connection with the administration of benefit plans for Baltimore Gas and Electric Company and state common law claims for breach of contract, professional negligence and breach of fiduciary duty.

     CBI denies each and all of the allegations in the Constellation action and intends to vigorously defend itself. As previously disclosed, CBI has entered into an agreement by which the parties agreed to attempt to resolve their differences by negotiation.

     Constellation has been a CBI client since January 1993 and CBI believes this action is without merit. However, there can be no assurance that this matter will be resolved in CBI's favor. In this event, we believe our exposure, if any, is fully insured.


16.  ACQUISITION OF FORREST, WAGNER & ASSOCIATES, INC.

     On October 23, 2000, CBH acquired all of the outstanding stock of Forrest, Wagner & Associates, Inc. ("FWA") for a purchase price of $4,235,000, not including expenses, of which $3,485,000 was paid in cash at the closing. The remaining $750,000 is payable upon the achievement of certain financial criteria by December 31, 2004.

     FWA is a Phoenix, Arizona based firm specializing in marketing and administering non-qualified executive benefit plans funded primarily by Company owned life insurance. FWA is affiliated with Compensation Resource Group, Inc.

     The acquisition will be accounted for as a purchase with most of the purchase price amortized based on the net present value of future renewal revenue over twenty years. Additional payments, when made, will be accounted for as goodwill and amortized over the remainder of the initial twenty-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Tables in thousands of dollars except per share amounts)

Overview

     Our net income was $1.2 million or $.11 per diluted share, for the third quarter and $3.1 million, or $.30 per diluted share, for the nine-month period ended September 30, 2000. In 1999, we reported net income of $1.0 million or $.11 per diluted share, for the third quarter and net income of $3.9 million, or $.43 per diluted share, for the nine-month period ended September 30.

     Results for both the third quarter and year to date September 30, 2000 were adversely affected by $518,000 of non-recurring expenses related to the elimination of several executive positions and the costs of integrating our newest acquisition, Compensation Resource Group. The effect of this change was to reduce diluted earnings per share for the current quarter by $.03 and year to date by $.03.

Acquisitions

Since January 1, 2000, we have made seven acquisitions:

o Compensation Resource Group, a company specializing in non-qualified deferred compensation plans,

o Pearl Meyer & Partners, an independent executive compensation firm which became our fourth operating segment - executive compensation and benefits consulting;

o Insurance Alliances Group, an estate planning firm, which has been renamed Clark/Bardes Partners; and,

o        The Christiansen Group, the Watson Company and W. M. Sheehan & Company;
         three add-on acquisitions for our Bank Compensation Strategies division.

     We may have several acquisitions under consideration at any point in time. Our evaluation focus is on the quality of the management, future earnings and growth potential and the financial asset values in the book of renewal business that will be realized for many years after the acquisition takes place.

Compensation Resources Group, Inc.

     On September 6, 2000, we acquired all the issued and outstanding capital stock of Compensation Resource Group ("CRG") for a total purchase price of $30.5 million, not including acquisition expenses, estimated to be $652,000, consisting of:

o        a cash payment to the CRG shareholders Sellers of $11.5 million,

o the issuance by CBH of 596,463 shares of its common stock, par value $.01 per share (the "Common Stock"), having an aggregate value of $6.0 million based on the closing price of the Common Stock on September 5, 2000; and,

o the assumption and repayment of approximately $13.0 million of long-term debt.

     For the periods prior to the acquisition; CRG had revenue and net income as follows:

                            Nine Months Ended               Fiscal Years Ended
                               September 30,                     June 30,
                                    1999                     2000          1999
                                    ----                     ----          ----
                                 (Unaudited)                      (Audited)

     Revenue                         $ 24,708          $  26,286     $  27,126
     Net income (loss)                  1,735             (3,268)           45


     CRG is an executive compensation and benefits organization that provides the design, marketing and administration of non-qualified plans. CRG is headquartered in Los Angeles, California and has affiliated offices in seven other cities. Prior to the acquisition, there was no material relationship between CRG and Clark/Bardes.

    The $24.5 million cash portion of the purchase prices was borrowed under our existing credit facility with Bank One.

    In connection with the acquisition, we entered into a bonus arrangement for certain key executives and employees of CRG. This arrangement will provide for the payment of bonuses of up to $20 million if certain stipulated financial objectives are achieved during the years ended December 31, 2003 to 2005.

    The acquisition of CRG will be accounted for as a purchase with most of the purchase price allocated to the present value of in-force revenue and amortized over a period of thirty years. The remainder will be allocated to goodwill and amortized over twenty years. The purchase price allocation is preliminary.

    The unaudited financial information below presents our results with CRG as if the acquisition occurred on January 1, 1999.

                            Three Months Ended               Nine Months Ended
                              September 30,                    September 30,
                              -------------                    -------------
                            2000           1999              2000          1999
                            ----           ----              ----          ----
Pro forma
     Revenue           $  40,237        $ 29,698        $ 114,949      $104,139
     Net income (loss)      (340)         (1,044)          (1,431)        3,174
     Diluted earnings
      (loss) per share      (.03)           (.11)            (.13)          .33


Pearl Meyer & Partners, Inc.

     On June 21, 2000, we acquired all of the issued and outstanding capital stock of Pearl Meyer & Partners, Inc. for a total purchase price of $26.6 million including acquisition expenses of $720,000. The purchase price consisted of a cash payment at closing of $21.9 million and the issuance of 250,000 shares of our common stock with a value based on the closing NASDAQ price on June 21, 2000 of $4.0 million. The cash portion of the purchase price was borrowed under our line of credit.

     The acquisition has been accounted for as a purchase and the goodwill will be amortized over a twenty-year period. The purchase price allocation is preliminary.

     In addition to the purchase price, $2.0 million of additional consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the first eighteen months subsequent to the purchase. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty-year period.

     For the periods prior to the acquisition, Pearl Meyer & Partners had revenue and net income as follows:

                            Nine Months Ended               Fiscal Years Ended
                               September 30,                   December 31,
                                  1999                     1999          1998
                                  ----                     ----          ----
                               (Unaudited)                      (Audited)

     Revenue                    $  8,598                $  12,579     $  11,230
     Net income                    3,746                      757           232

     Pearl Meyer & Partners was an S corporation and, accordingly, did not pay federal income taxes.

     Pearl Meyer & Partners is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became Clark/Bardes' fourth operating division. Prior to the acquisition, there was no material relationship between Pearl Meyer and ourselves.

     The unaudited pro forma information below presents our results and those of Pearl Meyer & Partners as if the acquisition had occurred on January 1, 1999.


                             Three Months Ended              Nine Months Ended
                                September 30,                   September 30,
                               -------------                   -------------
                            2000          1999              2000          1999
                            ----          ----              ----          ----
Pro forma
     Revenue            $  34,645      $  28,362         $ 96,425      $ 88,029
     Net income             1,159          1,136            5,782         4,923
     Diluted earnings
      per share               .11           .12               .55           .53


W. M. Sheehan & Company, Inc.

     On June 13, 2000, we acquired certain assets, principally working capital and equipment and assumed certain liabilities of W. M. Sheehan & Company, Inc. ("Sheehan"). The purchase price was $367,000 cash paid at closing. The acquisition will be accounted for as a purchase and the goodwill amortized over twenty years. The allocation of the purchase price is preliminary.

     In addition to the purchase price paid at closing, $650,000 will be paid upon the achievement of certain revenue and earnings objectives during the years ended June 30, 2001 through 2004. The payments will be divided 23% cash and 77% CBH common stock based on value at time of issuance. The additional payments will be accounted for as goodwill and amortized over the remaining twenty-year period. Sheehan's financial results are included with those of our Bank Compensation Strategies division.

Insurance Alliances Group, Inc.

     On May 5, 2000, we acquired the business of Insurance Alliances Group, Inc. ("IAG"). There were no other assets or liabilities acquired or assumed. IAG is a Stamford, Connecticut insurance firm specializing in executive estate planning. Subsequent to the acquisition, IAG became Clark/Bardes Partners.

     The purchase price for the business was $3.5 million consisting of $2.8 million cash at closing and 49,143 shares of our common stock having a value of $700,000. The cash portion of the purchase price was borrowed under our line of credit. This acquisition has been accounted for as a purchase and the entire purchase price was allocated to the net present value of renewal revenue from insurance in force at the time of the acquisition and will be amortized over a period of thirty years. The financial performance of IAG since its acquisition has been insignificant.

The Wamberg Organization and Wamberg Financial Corporation

     On September 1, 1999, we purchased certain assets and assumed certain liabilities of The Wamberg Organization and purchased all of the outstanding stock of Wamberg Financial Corporation, for a purchase price of $17.9 million and expenses of approximately $266,000.

     The asset  purchase  agreement  provides  for the payment of an  additional
$11.9 million upon the attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002. As of December 31, 1999, the financial objectives for 1999 were met, and a $1.5 million cash payment was made to W. T. Wamberg in the first quarter of 2000. This payment was recorded as goodwill and will be amortized on an annual basis until August 31, 2018.

     On January 4, 1999, we purchased the right to receive approximately 27.5% of the commissions and fees on renewal revenue from certain inforce policies existing on June 30, 1998, due to W. T. Wamberg and The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with the acquisition of The Wamberg Organization, we purchased all of the renewal revenue not acquired on January 4, 1999. All renewal revenue acquired in these transactions will revert to Mr. Wamberg on August 31, 2018.

     The  acquisition  of  The  Wamberg   Organization  and  Wamberg   Financial
Corporation has been accounted for as a purchase. The unaudited pro forma information below presents our results of operations and those of The Wamberg Organization and Wamberg Financial Corporation as if the acquisition occurred on January 1, 1999.

                             Three Months Ended              Nine Months Ended
                               September 30,                   September 30,
                              -------------                   -------------
                            2000          1999              2000          1999
                            ----          ----              ----          ----
Pro forma
     Revenue            $  34,645     $  27,246           $ 90,156    $  87,058
     Net income             1,159         1,059              3,109        4,514
     Diluted earnings
      per share               .11           .11               .30           .49


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

     The acquisition of MCG/HealthCare has been accounted for as a purchase. The unaudited pro forma information below presents our results and those of MCG/HealthCare as if the acquisition had occurred on January 1, 1999:


                             Three Months Ended              Nine Months Ended
                                September 30,                   September 30,
                                -------------                   -------------
                            2000          1999              2000          1999
                            ----          ----              ----          ----
Pro forma
     Revenue             $  34,645     $  25,655          $  90,256   $  85,188
     Net income              1,159         1,036              3,109       4,328
     Diluted earnings
      per share                .11           .11                .30         .47

Additional Acquisition

     On October 23, 2000, we acquired all of the outstanding stock of Forrest, Wagner & Associates, Inc. ("FWA") for a purchase price of $4,235,000, not including expenses of which $3,485,000 was paid in cash at the closing. The remaining $750,000 is payable upon the achievement of certain financial criteria by December 31, 2004.

     FWA is a Phoenix, Arizona based firm specializing in marketing and administering non-qualified executive benefit plans funded primarily by Company owned life insurance. FWA is affiliated with Compensation Resource Group, Inc.

     The acquisition will be accounted for as a purchase with most of the purchase price amortized based on the net present value of future renewal revenue over the next twenty years. Additional payments, when made, will be accounted for as goodwill and amortized over the remainder of the initial twenty-year period.


Revenue Sources and Recognition

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

Consolidated Results of Operations



                                                        Nine Months Ended September        %0Change
                                         -------------------------------------------
                                              2000          1999          1998        00/99     99/98
Total revenue                               $ 90,156         $ 79,431      $ 46,626      13.5      70.4
Gross profit                                     59,487        41,759        17,371      42.5     140.4
           % of total revenue                66.0%          52.6%         37.3%
General and administrative expenses              47,002        29,789        13,022      57.8     128.8
           % of total revenue                52.1%          37.5%         27.9%
Operating income, excluding amortization         12,485        11,970         4,349       4.3     175.2
           % of total revenue                13.8%          15.1%         9.3%
Interest - net                                    3,105         2,209         2,180      40.6       1.3
           % of total revenue                 3.4%          2.8%          4.7%
Income taxes                                      3,283         4,061             -     (19.1)
           Effective tax rate                35.0%          41.6%         0.0%
Income before amortization                        6,097         5,700         2,169       7.0     162.8
           % of total revenue                 6.8%          7.2%          4.7%
Amortization - net of tax                         2,988                    1,757798      70.1     120.2
           % of total revenue                 3.3%          2.2%          1.7%
Net income                                      $ 3,109       $ 3,943      $ (5,011)    (21.2)   (178.7)
           % of total revenue                 3.4%          5.0%         -10.7%

Per diluted common share:

           Income before amortization            $ 0.59        $ 0.63        $ 0.55     -5.8%     14.1%
           Amortization - net of tax             $ 0.29        $ 0.19        $ 0.20     49.7%     -4.4%
           Net income                            $ 0.30        $ 0.43       $ (1.27)   -30.6%   -134.2%
           Weighted average shares           10,358,231     9,118,669     3,958,602     13.6%    130.4%

Clark/Bardes Consulting - Compensation Resource Group

     First year revenue for the third quarter increased over the third quarter of 1999 by $3.2 million or 78.7%. Renewal revenue was also favorable by $1.9 million or 22.6% ahead of the same quarter in 1999. General and administrative expenses also reflect the previously mentioned $518,000 provision for severance benefits and reorganization expenses incurred in connection with the integration of the Compensation Resources Group acquisition.

     With its strong third quarter, the Division has pulled ahead of last year's year to date results. While sales are essentially even with last year, the reduction in commission expense of $7.2 million as the result of acquiring key producers more than offset a $4.1 million or 36.7% increase in general and administrative expense. The acquisition of key producers results in a lower commission cost, as we are able to pay a lower level of compensation since the producer no longer bears the overhead burden of an independent office.




                                                                      Three Months Ended September 30,
                                                                      -------------------------------------
                                                             2000        1999                    2000         1999
                                                         Operating Results                   Variances  - +/(-)
             Revenue
                  First year                                  $ 7,212     $ 4,036                  $ 3,176       78.7%
                  Renewal                                      10,443       8,521                    1,922        22.6
                                                                                             --------------------------
                                                         -------------------------
                        Total                                  17,655      12,557                    5,098        40.6
             Commission expense                                 8,251       6,382                    1,869        29.3
                                                         -------------------------           --------------------------
             Gross profit                                       9,404       6,175                    3,229        52.3
                        % of revenue                        53.3%        49.2%                         -          -
                                                         -------------------------           --------------------------
             Expenses
                  General and administrative                    5,501       3,740                    1,761        47.1
                        % of revenue                        31.2%        29.8%                         -          -
                  Amortization of intangibles                     803         511                      292        57.1
                        % of revenue                         4.5%        4.1%                           -          -
                                                         -------------------------           --------------------------
                                                         -------------------------           --------------
                        Total                                   6,304       4,251                    2,053        48.3

             Operating income                                 $ 3,100     $ 1,924                  $ 1,176       61.1%
                        % of revenue                        17.6%        15.3%                                  -          -
                                                         =========================           ==========================

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------------
                                                             2000        1999                    2000         1999
                                                         Operating Results                   Variances  - +/(-)
             Revenue
                  First year                                 $ 17,646    $ 21,271                 $ (3,625)     -17.0%
                  Renewal                                      29,487      25,896                    3,591        13.9
                                                                                             --------------------------
                                                         -------------------------
                        Total                                  47,133      47,167                      (34)       (0.1)
             Commission expense                                18,919      26,122                   (7,203)      (27.6)
                                                         -------------------------           --------------------------
             Gross profit                                      28,214      21,045                    7,169        34.1
                        % of revenue                        59.9%        44.6%                         -          -
                                                         -------------------------           --------------------------
             Expenses
                  General and administrative                   15,086      11,034                    4,052        36.7
                        % of revenue                        32.0%        23.4%                         -          -
                  Amortization of intangibles                   1,881       1,381                      500        36.2
                        % of revenue                         4.0%        2.9%                           -          -
                                                         -------------------------           --------------------------
                                                         -------------------------           --------------
                        Total                                  16,967      12,415                    4,552        36.7

             Operating income                                $ 11,247     $ 8,630                  $ 2,617       30.3%
                        % of revenue                        23.9%        18.3%                         -          -

                                                         =========================           ==========================

Bank Compensation Strategies

     For the quarter, Bank Compensation Strategies revenues were 13% better than the comparable quarter of 1999. First year revenue was up $520,000 or 11.2% and renewals increased $390,000 or 16.6%. Gross profits improved from 51.7% of revenue last year to 64.6% in the 2000 quarter.

     For the nine months to date, revenues were up 12.6% or $2.5 million as BCS continued to benefit from its recent acquisitions. Of equal importance was a 27.8% improvement in gross profit margins also as a result of acquiring in-house producers. Operating expenses were $2.8 million or 35.1% higher than the year to date 1999 results as BCS absorbs its recent acquisitions.


                                                                          Three Months Ended September 30,
                                                                      -------------------------------------
                                                             2000        1999                       2000         1999
                                                         Operating Results                        Variances  - +/(-)
             Revenue
                  First year                                  $ 5,173     $ 4,653                    $ 520       11.2%
                  Renewal                                       2,739       2,349                      390        16.6
                                                                                             --------------------------
                                                         -------------------------
                        Total                                   7,912       7,002                      910        13.0
             Commission expense                                 2,802       3,384                     (582)      (17.2)
                                                         -------------------------           --------------------------
             Gross profit                                       5,110       3,618                    1,492        41.2
                        % of revenue                        64.6%        51.7%                          -          -
                                                         -------------------------           --------------------------
             Expenses
                  General and administrative                    3,415       2,884                      531        18.4
                        % of revenue                        43.2%        41.2%                          -          -
                  Amortization of intangibles                     297         212                       85        40.1
                        % of revenue                         3.8%        3.0%                           -          -
                                                         -------------------------           --------------------------
                                                         -------------------------           --------------
                        Total                                   3,712       3,096                      616        19.9

             Operating income                                 $ 1,398       $ 522                    $ 876      167.8%
                        % of revenue                        17.7%        7.5%                           -          -
                                                         =========================           ==========================

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------------
                                                             2000        1999                    2000         1999
                                                         Operating Results                   Variances  - +/(-)
             Revenue
                  First year                                 $ 15,182    $ 14,119                  $ 1,063        7.5%
                  Renewal                                       7,629       6,147                    1,482        24.1
                                                                                             --------------------------
                                                         -------------------------
                        Total                                  22,811      20,266                    2,545        12.6
             Commission expense                                 9,828      10,111                     (283)       (2.8)
                                                         -------------------------           --------------------------
             Gross profit                                      12,983      10,155                    2,828        27.8
                        % of revenue                        56.9%        50.1%                         -          -
                                                         -------------------------           --------------------------
             Expenses
                  General and administrative                   10,775       7,976                    2,799        35.1
                        % of revenue                        47.2%        39.4%                         -          -
                  Amortization of intangibles                     886         641                      245        38.2
                        % of revenue                         3.9%        3.2%                          -          -
                                                         -------------------------           --------------------------
                                                         -------------------------           --------------
                        Total                                  11,661       8,617                    3,044        35.3

             Operating income                                 $ 1,322     $ 1,538                   $ (216)     -14.0%
                        % of revenue                         5.8%        7.6%                                   -          -
                                                         =========================           ==========================

HealthCare Compensation Strategies

     HealthCare Compensation Strategies revenues for the third quarter were comparable to the third quarter of 1999. First year revenue declined $1.2 million while renewals were up by $1.1 million as HCS continued to experience the effects of the financially depressed health care industry. Gross profit of 88.3% for the first quarter of 2000 was almost identical to the 88.6% of the comparable 1999-quarter.

     We did not own HCS until the second quarter of 1999 so the year to date results are not comparable.


                                                                      Three Months Ended September 30,
                                                                      -------------------------------------
                                                             2000        1999                      2000         1999
                                                         Operating Results                       Variances  - +/(-)
             Revenue
                  First year                                  $ 4,506     $ 5,694                 $ (1,188)     -20.9%
                  Renewal                                       1,490         402                    1,088       270.6
                                                          --------------------------         ---------------------------

                       Total                                   5,996       6,096                     (100)       (1.6)
             Commission expense                                   704         692                       12         1.7
                                                         -------------------------           --------------------------
             Gross profit                                       5,292       5,404                     (112)       (2.1)
                        % of revenue                        88.3%        88.6%                          -          -
                                                         -------------------------           --------------------------
             Expenses
                  General and administrative                    4,327       4,014                      313         7.8
                        % of revenue                        72.2%        65.8%                          -          -
                  Amortization of intangibles                     448         514                      (66)      (12.8)
                        % of revenue                         7.5%        8.4%                           -          -
                                                         -------------------------           --------------------------
                                                         -------------------------           --------------
                        Total                                   4,775       4,528                      247         5.5
             Operating income                                   $ 517       $ 876                   $ (359)     -41.0%
                        % of revenue                         8.6%        14.4%                          -          -
                                                         =========================           ==========================

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------------
                                                             2000        1999                    2000             1999
                                                         Operating Results                       Variances  - +/(-)
             Revenue
                  First year                                 $ 12,611     $ 9,501                  $ 3,110       32.7%
                  Renewal                                       4,233       2,497                    1,736        69.5
                                                       -----------------------------           --------------------------

                        Total                                  16,844      11,998                    4,846        40.4
             Commission expense                                 1,921       1,438                      483        33.6
                                                         -------------------------           --------------------------
             Gross profit                                      14,923      10,560                    4,363        41.3
                        % of revenue                        88.6%        88.0%                         -          -
                                                         -------------------------           --------------------------
             Expenses
                  General and administrative                   12,793       8,069                    4,724        58.5
                        % of revenue                        75.9%        67.3%                          -          -
                  Amortization of intangibles                   1,349         987                      362        36.7
                        % of revenue                         8.0%        8.2%                           -          -
                                                         -------------------------           --------------------------
                                                         -------------------------           --------------
                        Total                                  14,142       9,056                    5,086        56.2
             Operating income                                   $ 781     $ 1,504                   $ (723)     -48.1%
                        % of revenue                         4.6%        12.5%                          -          -
                                                         =========================           ==========================

Pearl Meyer & Partners

     Pearl Meyer & Partners is our executive compensation consulting division. It was acquired on June 21, 2000 and the results reflect the operations from that date to September 30. Despite producing only 8.3% of revenue for the quarter, this new division contributed 14.3%, our operating income before amortization.


                                                                      Three Months Ended September 30,
                                                                      -------------------------------------
                                                             2000        1999                    2000         1999
                                                         Operating Results                   Variances  - +/(-)
             Revenue
                  First year                             $ 2,860         $ -                  $ 2,860           -
                  Renewal                                      -           -                        -           -
                                                       --------------------------            ------------------------
                        Total                              2,860           -                    2,860           -
             Commission expense                                -           -                        -           -
                                                         -------------------------           --------------------------
             Gross profit                                  2,860           -                    2,860           -
                        % of revenue                      100.0%           -                        -           -
                                                         -------------------------           --------------------------
             Expenses                                                                                           -
                  General and administrative               2,141           -                    2,141           -
                        % of revenue                        74.9%          -                         -
                  Amortization of intangibles                293           -                      293           -
                        % of revenue                        10.2%          -                         -          -
                                                         -------------------------           --------------------------
                                                         -------------------------           --------------
                        Total                               2,434           -                    2,434          -
                  Operating income                          $ 426         $ -                    $ 426          -
                        % of revenue                        14.9%           -                         -         -
                                                         =========================           ==========================

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------------
                                                             2000        1999                    2000           1999
                                                         Operating Results                   Variances  - +/(-)
             Revenue
                  First year                             $ 3,066         $ -                  $ 3,066            0.0%
                  Renewal                                      -           -                        -              -
                                                       -------------------------          --------------------------
                        Total                              3,066           -                    3,066             -
             Commission expense                                -           -                        -             -
                                                         -------------------------           --------------------------
             Gross profit                                  3,066           -                    3,066             -
                        % of revenue                        100.0%         _                        _             -          -
                                                         -------------------------           --------------------------
             Expenses
            General and administrative                     2,206           -                    2,206             -
                        % of revenue                        72.0%          -                        -             -
                  Amortization of intangibles                327           -                      327             -
                        % of revenue                        10.7%          -                        -             -
                                                         -------------------------           -------------------------
                    Total                                   2,533          -                    2,533             -

             Operating income                               $ 533           -                   $ 533             -
                        % of revenue                        17.4%           -                       -             -
                                                         =========================           ==========================

Results Attributable to Acquisitions

     As an acquirer, our operating results are significantly influenced by the contribution of our acquired businesses. For reporting purposes, we consider any business not appearing in four complete quarters of operating results as being from acquisitions. After that, they become part of existing business. An analysis of our operating results, separating acquisitions from existing businesses is as follows:



                                                Three Months Ended                        Three Months Ended
                                                September  30,  2000                      September  30,  1999
                                                  Existing   Acquisitions    Combined       Existing   Acquisitions   Combined

Revenue
     First year                                     $ 14,622       $ 5,223     $ 19,845        $ 8,689      $ 5,694     $ 14,383
     Renewal                                          13,555         1,246       14,801         10,869          402       11,271
                                                ----------------------------------------  ---------------------------------------
     Total                                            28,177         6,469       34,646         19,558        6,096       25,654
Commission expense                                    16,445        (4,688)      11,757         10,792         (335)      10,457
                                                ----------------------------------------  ---------------------------------------
Gross profit                                          11,732        11,157       22,889          8,766        6,431       15,197
General and administrative expense                    12,872         5,002       17,874          7,132        4,199       11,331
                                                ----------------------------------------  ---------------------------------------
Operating income before amortization                  (1,140)        6,155        5,015          1,634        2,232        3,866
Amortization of intangibles                            1,018           915        1,933            595          642        1,237
                                                ----------------------------------------  ---------------------------------------
Operating income                                    $ (2,158)      $ 5,240      $ 3,082        $ 1,039      $ 1,590      $ 2,629
                                                ========================================  =======================================



                                                Nine Months Ended                         Nine Months Ended
                                                September  30,  2000                      September  30,  1999
                                                  Existing   Acquisitions    Combined       Existing   Acquisitions   Combined

Revenue
     First year                                     $ 43,179       $ 5,429     $ 48,608       $ 29,961     $ 14,929     $ 44,890
     Renewal                                          40,302         1,246       41,548         30,797        3,743       34,540
                                                ----------------------------------------  ---------------------------------------
     Total                                            83,481         6,675       90,156         60,758       18,672       79,430
Commission expense                                    37,408        (6,739)      30,669         35,758        1,914       37,672
                                                ----------------------------------------  ---------------------------------------
Gross profit                                          46,073        13,414       59,487         25,000       16,758       41,758
General and administrative expense                    41,265         5,736       47,001         17,968       11,821       29,789
                                                ----------------------------------------  ---------------------------------------
Operating income before amortization                   4,808         7,678       12,486          7,032        4,937       11,969
Amortization of intangibles                            2,127         2,470        4,597          1,305        1,704        3,009
                                                ----------------------------------------  ---------------------------------------
Operating income                                     $ 2,681       $ 5,208      $ 7,889        $ 5,727      $ 3,233      $ 8,960
                                                ========================================  =======================================



     Caution should be observed in analyzing and evaluating the foregoing. While acquisitions have made, and will continue to make, a substantial contribution to our operating performance and growth, the resources dedicated to our acquisition program could have had an impact on the performance of the existing business had the acquisitions not been made.

Corporate General and Administrative Expenses

     In 1999, we established a corporate executive and administrative office in North Barrington, Illinois to provide direction and coordination for our financial, strategic planning and human resources activities. During the third quarter, expenses were $2.9 million up $2.2 million over the third quarter of last year. For the nine months ended September 30, 2000, expenses were $6.5 million compared with $2.7 million last year.

     The year to date expenses is not comparable because the Corporate office was not formally established until the third quarter of 1999 and staffing and other expenses did occur until after September 1, 1999.

Interest Expense - Net

     Interest expense of $1.4 million for the three months ended September 30, 2000 was $616,000 or 77.9% more than the same quarter last year. For the year to date, interest expense of $3.1 million exceeded last year's to date by $896,000 or 40.5%.

     The year to date increase results from increased borrowing for acquisitions
- notably Compensation Resource Group, Pearl Meyer & Partners and Insurance Alliances Group - and an increase in interest rates of over 25% during the last eighteen months.

Income Taxes

     Income taxes for the quarter were $514,000, reflecting an effective rate of 30.7% and $1.7 million for the year to date on an effective rate of 35%, our anticipated rate for the full year 2000. For the same periods last year, income taxes were $804,000 for the quarter and $2.8 million year to date showing effective rates of 43.7% and 41.6%, respectively.

     The decrease in the effective tax rate results primarily from the recovery of prior years state taxes of approximately $480,000. This is a non-recurring benefit. For succeeding years, we expect our income tax rate to be 37.5%.

Quarterly Results

     The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.


                             Dec        Mar       Jun        Sep       Dec        Mar       Jun        Sep
                             1998      1999       1999      1999       1999      2000       2000      2000
Revenue                     $ 28,141   $24,057    $29,714  $ 25,655    $41,335  $ 31,147   $ 24,364   $34,646
   % of last twelve months     37.6%     28.3%      29.8%     23.9%      34.2%     24.4%      19.9%     26.3%
Gross profit                  11,285     9,874     16,681    15,199     25,899    20,263     16,336    22,888
   Ratio                       40.1%     41.0%      56.1%     59.2%      62.7%     65.1%      67.0%     66.1%

Operating expenses             6,594     6,255     12,202    11,332     15,364    15,013     14,114    17,875
Amortization                     434       620      1,152     1,237      1,361     1,335      1,329     1,933

Operating income               4,257     2,999      3,327     2,630      9,174     3,915        893     3,080
   % of revenue                15.1%     12.5%      11.2%     10.3%      22.2%     12.6%       3.7%      8.9%
   % of gross profit           37.7%     30.4%      19.9%     17.3%      35.4%     19.3%       5.5%     13.5%


     Our operating results can fluctuate considerably when compared on a consecutive quarterly basis. Because many of our programs are implemented late in the year, we can experience large increases in both first year and renewal revenue in the fourth calendar quarter. Operating results may be affected by a number of other factors, including:

o introduction of new or enhanced programs and services by us or our competitors;
o        client acceptance or rejection of new programs and services;
o        program development expenses; and,
o        timing of major sales.

     Many of these factors are beyond our control and sales cycles can often take between twelve and eighteen months. In our industry, past operating results is not a reliable indicator of future performance, particularly on a quarterly basis.

Liquidity and Capital Resources

Selected Measures
                                                          As of September 30,
                                                         2000            1999
                                                         ----            ----
Cash and cash equivalents                             $   6,177       $  4,832
Working Capital                                          (3,441)        (2,768)
Current ratio (to one)                                      .88            .90
Shareholders' equity per common share (1)           $      8.25      $    6.48
Debt to total capitalization (2)                           38.2%         40.7%


(1) total stockholders' equity divided by actual shares outstanding excluding stock options

(2) current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

     In addition to our recognized balance sheet assets and liabilities, we have an on going renewal revenue stream, estimated to be $527.2 million, over the next ten years. The following table represents the projected gross revenue associated with our inforce business-owned life insurance policies as of September 30, 2000. They have not been adjusted for mortality, lapse, or other factors that may reduce their value. We cannot assure you that commissions under any of these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future. Renewal revenue can be affected by policy surrenders or exchanges, contract changes, asset growth and mortality rates.

     Over the last five years, we have experienced a persistency rate of approximately 95% of the inforce insurance underlying our programs. As we continue to diversify and acquire companies specializing in different market segments, our persistency rates can vary significantly. While we intend to do all we can to retain our clients, service their accounts and sustain our persistency, there can be no assurance our persistency rates will remain at this level.
                         Projected Gross Renewal Revenue
                               September 30, 2000

       Clark/Bardes
       Consulting --          Bank              Healthcare
       Compensation        Compensation         Compensation
      Resource Group        Strategies          Strategies               Total

2001  $  54,574         $    9,594          $      6,423          $      70,591
2002     52,473              6,505                 7,361                 66,339
2003     46,790              4,292                 7,271                 58,353
2004     40,880              4,318                 7,170                 52,368
2005     39,292              4,318                 6,964                 50,574
2006     37,918              4,336                 6,705                 48,959
2007     35,224              4,358                 6,451                 46,033
2008     34,280              4,374                 6,230                 44,884
2009     34,436              4,388                 5,777                 44,601
2010     34,898              4,392                 5,245                 44,535
      -----------------  -----------------   ----------------    ---------------

Total $ 410,765        $    50,875          $     65,597            $   527,237
      ===============      ========          =================       ===========

     As a financial company with strong operating cash flow and an accessible working capital line of credit, we believe we have little reason to retain substantial cash balances. We use the net cash flow from operating activities to fund capital expenditures and small acquisitions. We expect that large future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance that such funds will be available and, if so, on terms acceptable to us. Summarizing our cash flow:

                                                            Nine Months Ended
                                                               September 30,
                                                           2000            1999
                                                           ----            ----
Cash flows from (used in):
         Operations                                   $  10,475       $  10,609
         Investing                                      (56,695)        (59,791)
         Financing                                       47,565          40,485

Cash Flows from Operating Activities

     Our cash flow from operations for the nine months ended September 30, 2000, compared with the same nine-month period in 1999, was as follows:

                                            Nine Months Ended          Increase
                                              September 30,           (Decrease)
                                              -------------
                                             2000          1999          In Cash
                                             ----          ----          -------

Net income plus non-cash expenses           $ 8,873       $ 7,511       $ 1,362
Changes in operating assets and liabilities   1,602         3,098        (1,496)
                                          ----------    ----------   -----------
Cash flow from operating activities        $ 10,475      $ 10,609       $  (134)
                                           ===========  ============= ==========

     Our continued strong cash flow from operations allows us to pay down acquisition debt and continue our acquisition program. We make significant use of borrowings to finance our acquisitions. Because of these factors, management has determined to dedicate all excess cash to the reduction of bank borrowings and, as a result only cash for reasonably foreseeable needs and expenses is retained.

Cash Used in Investing Activities

     For the nine months to date, acquisitions accounted for $52.7 million of the $56.7 million cash used in investing activities. The balance was comprised of $2.8 million for purchase of equipment and various assets such as deferred debt expenses.

Cash Flows from Financing Activities

     We presently have a $114.3 million credit facility with a group of banks. Loans bear interest at a floating rate based on the London InterBank Offered Rate at the time of borrowing or prime rate at due dates. On August 29, 2000, CBH's group of lending banks expanded the line of credit from $100.0 to $114.3 million and added another lending bank to the group. The most significant change in the agreement was the increase in the working capital limit from $5 million to $10 million and the expansion of the borrowing base. The loan matures on December 31, 2004, with interest and principal payable quarterly starting March 31, 2000. The credit agreement contains restrictive covenants including the requirement that all acquisitions in excess of $25 million per year be pre-approved by the lenders.

     On September 11, 2000, we sold 1.9 million shares of registered common stock to a group of investors, in a private placement, for $13.50 per share. The net proceeds were $25.1 million and were used for debt reduction and the acquisition of Compensation Resource Group.

     We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations. We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to be approximately $298.2 million over the next five years. However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

     As our business grows, our working capital and capital expenditures requirements will also continue to increase. There can be no assurance, however, that the net cash flows from operations will be sufficient to meet our anticipated requirements, or that we will not require additional debt or equity financing. We may continue to issue stock to finance future acquisitions.

Intangible Assets

     When we acquire a company, we normally acquire little in the way of tangible assets such as receivables, furniture and the like. Therefore, virtually the entire purchase price is allocated to intangible assets.
Intangible assets arising from purchased businesses are our largest and most important financial assets. Two important elements of our intangible assets affect our cash flow:

1) the present value of inforce revenue is the net discounted cash flow from the book of business of those companies having future renewal revenue at the time we acquired them; and,

2) a potential future tax benefit over the next fifteen years. Approximately $141.1 million of our gross intangible assets are expected to be tax deductible.

     Intangible assets arising from our purchased businesses consist of the following:

                                                 September 30,     December 31,
                                                      2000             1999
                                                      ----             ----
Present value of future cash flows from inforce
   revenue......................................   $ 92,932        $     62,132
Goodwill..........................................   71,355              36,427
Non-competition agreements........................    1,750               1,750
                                                 -----------      --------------
                                                    166,037             100,309
Accumulated amortization..........................  (10,496)             (5,318)
                                                 ------------    ---------------
Net..............................................  $155,541         $     94,991
                                                 ============     ==============
As a percent of:
Total assets.......................................    80.5%             76.1%
Stockholders' equity...............................   149.2%            152.3%

     The amounts allocated to inforce revenue are determined using the discounted cash flow of future commissions adjusted for expected persistency, mortality and associated costs. The balance of the excess purchase price over the net tangible assets is allocated to goodwill. The inforce revenue is amortized over its period of duration, which is normally twenty to thirty years. Many factors outside our control determine the persistency of our inforce business and we cannot be sure that the values we allocated will ultimately be realized.

     Goodwill had been amortized over periods of twenty to forty years. In anticipation of new rules governing amortization expected to be promulgated by the Financial Accounting Standards Board, goodwill arising from new acquisitions is amortized over a period not to exceed twenty years. Non-competition agreements are amortized over five to ten years, according to the terms of the agreements.

     We have adopted Statement of Financial Accounting Standard No. 121 "Accounting for Impairment of Long Lived Assets and Long Lived Assets To Be Disposed Of." On an annual basis, we review the components of our intangible assets and make appropriate adjustments if it becomes apparent that the undiscounted cash flow is less than its unamortized carrying amount. No growth rates are used in the projection of renewal revenue and, in the opinion of management, projections are consistent in all respects. If any component of the inforce revenue base should become unrealizable or accounting regulatory agencies impose shorter amortization periods, this could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that a component of the inforce revenue base will not become unrealizable or that accounting regulatory bodies will not impose shorter amortization periods.

Market Risk

     Our primary market risk exposure is to changes in interest rates on borrowings under our credit agreement. We have a credit facility of $114.3 million with a group of bank lenders. The credit facility provides for a revolving credit and a term loan. Interest on borrowings under our line of credit is based on one of two factors, at our option, at the time the funds are borrowed:

o U. S. prime rate, published in the Wall Street Journal, which will float for as long as this segment of borrowing is outstanding; or,

o London InterBank offered rate, which is based on the published rate at the time of the borrowing and will remain fixed at that rate for as long as this segment of the borrowing is outstanding.

     At December 31, 1999, we had total outstanding indebtedness of $42.7 million, or approximately 30.9% of total market capitalization. At September 30, 2000, we had total outstanding indebtedness of $64.6 million or 33.3% of total market capitalization. Our interest rate risk objective is to limit the impact of rate fluctuations on earnings and cash flows. To achieve this objective, we manage our exposure to fluctuations in interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable, and use the interest rate swaps to mitigate interest rate risk and to effectively lock the interest rate on a portion of our variable debt.

     Coincident with the credit facility, we entered into three interest rate swap agreements with a bank affiliated with the lending group to set the interest rates. The first agreement, accounted for as interest expense, went into effect on July 6, 1999, and sets the underlying LIBOR-based interest rate at 5.76% on $12.8 million of the debt. The second agreement went into effect on January 18, 2000, and sets the underlying LIBOR-based rate at 5.29% on $13.5 million of the debt. The third agreement went into effect on June 29, 2000, and sets the underlying LIBOR rate at 7.24% on $20.0 million of our debt. In the third quarter and year-to-date, these agreements provided savings of $59,000 and $150,000 respectively.

     We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 7.7% of our outstanding debt was at the prime rate of 9.5% plus the applicable spread at September 30, 2000. An additional 71.6% of our outstanding debt at September 30, 2000, was effectively locked at an interest rate of 6.2% through an interest rate swap agreement for a notional amount of $46.3 million. While these hedges effectively reduce our overall cost of borrowings, it should not be inferred that we can borrow at these reduced rates. Our ability to control interest rates through swap agreements is limited to the notional amounts under those agreements with such notional amounts declining on a quarterly basis.

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

     Because of CBH's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of CBH.

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

     The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     The adoption of Interpretation No. 44 did not have a material impact on CBH's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted for years ending after December 15, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is realized and earned.

     We do not expect that SAB No. 101 to have a material impact on results of operations or financial position.

ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the Liquidity and Capital Resources section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in pages 27 through 28 of this Form 10-Q.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On July 25, 2000, Constellation Energy Group, Inc. ("Constellation") filed a civil action against Clark/Bardes, Inc., ("CBI"), a wholly owned subsidiary of CBH, in the United States District Court for the District of Maryland. The suit asserts a claim of $7.5 million with pre-judgment and post-judgment interest, costs and expenses and such other relief as the court deems proper against CBI under ERISA for breach of fiduciary duty in connection with the administration of benefit plans for Baltimore Gas and Electric Company and state common law claims for breach of contract, professional negligence and breach of fiduciary duty.

     CBI denies each and all of the allegations in the Constellation action and intends to vigorously defend itself. As previously disclosed, CBI has entered into an agreement by which the parties agreed to attempt to resolve their differences in a non-litigious manner and we are still hopeful of doing that.

     Constellation has been a CBI client since January 1993 and CBI believes this action is without merit. However, there can be no assurance that this matter will be resolved in CBI's favor. In this event, we believe our exposure, if any, is fully insured.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 11, 2000, CBH sold 1,888,887 shares of its $.01 par value common stock to a group of private investors for $13.50 per share. The shares were registered for sale in a prospectus filed with the Securities and Exchange Commission that became effective on September 26, 2000 thus allowing the investor group to sell the shares at any time.

     The net proceeds from the sale were $25.1 and was used partially to acquire CRG and to pay bank debt.

Item 6.  Exhibits and Reports On Form 8-K

(a) The list of exhibits required by this Item 6 (a) appears on the Exhibit Index Attached hereto.
(b)      Reports in Form 8-K.

     On August 29, 2000, CBH filed with the SEC a Current Report on Form 8-K, dated August 24, 2000. The Current Report on Form 8-K relates to the resignation of Melvin G. Todd from his position of President of Clark/Bardes division.

     On September 20, 2000, CBH filed with the SEC a Current Report on Form 8-K, dated September 6, 2000. The Current Report on Form 8-K relates to the consummation of the merger between CBH and Compensation Resource Group, Inc.

     On September 22, 2000, CBH filed with the SEC a Current Report on Form 8-K, dated July 25, 2000. The Current Report on Form 8-K relates to the filing of a civil action by Compensation Resource Group, Inc. against CBH arising from the merger between the two.

     On November 6, 2000, CBH filed with the SEC a Current Report on Form 8-K, dated September 6, 2000. The Current Report on Form 8-K relates to the consummation of the merger between CBH and Compensation Resource Group, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     November 14, 2000                    CLARK/BARDES HOLDINGS, INC.



Date    November 14, 2000                 /s/ W. T. Wamberg
                                           -----------------------------------
                                           W. T. Wamberg
                                           President and Chief Executive Officer



Date    November 14, 2000                 /s/ Thomas M. Pyra
                                          --------------------------------------
                                          Thomas M. Pyra
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)