Form 10-K
period 2000-12-31
CLARK/BARDES HOLDINGS INC
filed 2001-03-29
CIK 1063980

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                        Commission file number: 000-24769
                           Clark/Bardes Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                   52-2103926
(State of incorporation or organization)   (I.R.S. Employer Identification No.)


102 South Wynstone Park Drive,
North Barrington, Illinois                         60010
(Address of principal executive offices)         (Zip code)


       (Registrant's telephone number including area code): (847) 304-5800

           Securities Registered Pursuant to Section 12(b) of the Act:

                Title of Securities Exchanges on which Registered
                -------------------------------------------------
                                 not applicable
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 per share
                                (Title of class)

         Junior Participating Preferred Stock, Series A, Purchase Rights
                            Par value, $.01 per share
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As  of  March  5,  2001,  there  were  12,675,309   shares  of  common  stock
outstanding.

   As of March 5, 2001, the aggregate market value of common equity held by non-affiliates was $41,584,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

   The definitive proxy statement for the 2001 annual meeting is incorporated into Part III of this Form 10-K by reference.

================================================================================

                                TABLE OF CONTENTS

                                                                           Page
FORWARD-LOOKING STATEMENTS..............................................    1
PART I
  ITEM 1.   BUSINESS                                                        2
  ITEM 2.   PROPERTIES                                                     14
  ITEM 3.   LEGAL PROCEEDINGS                                              14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15
PART II
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                            16
  ITEM 6.   SELECTED FINANCIAL DATA                                        18
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                      19
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK                                                           42
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    42
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                       42
PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             42
  ITEM 11.  EXECUTIVE COMPENSATION                                         42
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                     42
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 42
PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K                                                            43
SIGNATURES...................................................................

                           FORWARD-LOOKING STATEMENTS

   This Form 10-K and the documents included or incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project," and similar expressions, as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to the following:

   o changes in tax legislation;

   o income tax enforcement policies of the U.S. Treasury Department and the Internal Revenue Service;

   o federal and state regulations;

   o our dependence on a select group of insurance companies;

   o our dependence on key consultants and services of key personnel;

   o our dependence on information processing systems and the risk of errors or omissions;

   o our dependence on persistency of existing business;

   o risks associated with acquisitions;

   o significant intangible assets;

   o competitive factors and pricing pressures;

   o general economic conditions; and

   o outcome of certain litigation.

   If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we may have projected. Any forward-looking statements you read in this Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions (including those risks and uncertainties described herein under "Risk Factors") relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or to individuals acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intent or obligation to update or alter any of the forward looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

                                     PART I

ITEM 1. BUSINESS

Our Company

   Clark/Bardes Holdings, Inc. is a national firm that provides a variety of compensation and benefit services to U.S. corporations, banks and healthcare organizations. Our mission is to aid out clients in attracting, retaining and rewarding their top people. Clark/Bardes Consulting has over 3,000 corporate, banking and healthcare clients and we are unique in that our consulting practices provide the full spectrum of compensation and benefit services for executives. Our services include the evaluation, design, implementation and administration of innovative compensation and benefit programs for executives, key employees and other professionals. Our Corporate headquarters is located at The Clark/Bardes Building, 102 South Wynstone Park Drive, North Barrington, Illinois 60010, and our telephone number is (847) 304-5800.

   Generally, our revenue is earned from:

   o consulting fees paid by our clients to evaluate and design executive compensation and benefit plans;

   o first-year and renewal commissions paid by the insurance companies that underwrite the insurance policies underlying our clients' compensation and benefit programs; and,

   o fees paid by our clients for consultative and ongoing administrative services.

   We usually receive renewal commissions and service and administration fees as long as the insurance policies underlying our clients' programs remain inforce.

   We have four operating divisions:

   o Clark/Bardes Consulting -- Compensation Resource Group

   o Clark/Bardes Consulting -- Banking Practice

   o Clark/Bardes Consulting -- Healthcare Group

   o Pearl Meyer & Partners

   Each of these divisions is focused on the evaluation, design, implementation and administration of innovative compensation and benefit programs that help their clients attract and retain executives, key employees and other professionals. Each of our divisions operates separately from a different location with its own executive, marketing and administrative staffs. The divisions are independent because of the specific expertise required to serve their distinct markets and the established reputation they enjoy. Through these divisions, we are able to tailor compensation and benefit programs and consulting services to the unique needs of our clients.

   Our operating divisions underwent some reorganization in 2000. On September 6, 2000, we acquired all of the stock and business of Compensation Resource Group, Inc. ("CRG"), a major, Los Angeles based, corporate executive compensation and benefits consulting firm. With the acquisition of CRG, we reorganized our Clark/Bardes division, combining the large corporate practice with CRG and transferring all of the banking insurance programs to our Banking Practice division in Minneapolis. Our Clark/Bardes division was renamed Clark/Bardes Consulting -- Compensation Resource Group. The division has over 300 large corporate clients representing a variety of industries. This reorganization became effective on January 1, 2001.

   Our Banking Practice division provides programs to over 30 of the top 50 national banks and a number of community banks, which typically have less than $1 billion in assets. We estimate that there are over 7,000 community banks in the United States and the Banking Practice is a market leader with over 1,400 community bank clients. In addition to compensation and benefit programs, the division also performs compensation and incentive consulting as well the design of ownership succession programs.

   Our Healthcare Group division markets primarily to large and medium sized not-for-profit healthcare organizations and is a leader in its market with 300 clients that represent over 800 hospital and physician groups.

     On June 21, 2000, we acquired Pearl Meyer & Partners, Inc. ("PMP"). becoming our fourth operating division. PMP is a New York City based firm specializing in compensation plan consultation and design primarily for senior level executives and board of directors.

Recent Developments

   On March 23, 2001, we acquired the Knowledge Management and Practice Management segments of Partners First, L.L.C. for $1.1 million. Partners First is a St. Louis, Missouri based hospital and physician practice consulting firm and subsidiary of Ascension Health.

   On March 12, 2001, we acquired the business along with certain assets and liabilities of Rich, Florin/ Solutions, Inc. ("RFSI"), a compensation consulting company located in Boston, Massachusetts. The assets acquired include accounts receivable, copyrights and office equipment. The liabilities assumed were trade payables and employee benefit obligations as of the acquisition date.

   The purchase price was $20.8 million, before acquisition expenses, consisting of a cash payment at closing of $11.3 million and $9.5 million of contingent payments, over the next four years, based on the attainment of established financial performance criteria. When earned, the contingent payments will consist of 60% cash and 40% CBH common stock.

   The acquisition of RFSI marks our second significant acquisition in less than one year in the executive compensation consulting field. RFSI and Pearl Meyer & Partners will operate independently.

   Since January 1, 2000, we have made seven other acquisitions:

   o Forrest, Wagner & Associates, a regional firm specializing in corporate benefit programs;

   o Compensation Resource Group, a company specializing in non-qualified deferred compensation plans;

   o Pearl Meyer & Partners, an independent executive compensation firm which became our fourth operating segment -- compensation consulting;

   o Insurance Alliances Group, an estate planning firm, which has been renamed Clark/Bardes Partners; and,

   o The Christiansen Group, the Watson Company and W. M. Sheehan & Company; three add-on acquisitions for our Banking Practice division.

   Concurrent with these acquisitions, we created the Clark/Bardes Consulting -- Compensation Resource Group division and the Pearl Meyer & Partners division.

   On September 11, 2000, we sold 1,888,887 registered shares of our common stock to a group of investors for $25.1 million, net of expenses, in a private placement transaction. The proceeds from this sale were used for debt reduction and acquisitions.

   On August 23, 2000, we expanded our December 28, 1999 credit facility from $100.0 million to $114.3 million and added another bank to the existing group of bank lenders. The principal changes in the structure of the facility are the increase of the working capital limit from $5.0 million to $10.0 million and an expansion of the borrowing base.

Acquisitions

   Our acquisition activity has been important to our growth over the last several years, and has been important in the development of our existing markets and for expanding into new business areas such as healthcare and executive compensation consulting.

Clark/Bardes Consulting -- Compensation Resource Group Division

   The former Clark/Bardes division, our original core business, was expanded and reorganized with the acquisition of Compensation Resource Group, Inc. ("CRG") in September 2000. As a result, the focus of this division is on the marketing of non-qualified plans, funded by corporate owned life insurance
("COLI"), to major corporations throughout the country. The division was also expanded by three other acquisitions, which were Schoenke & Associates, acquired September 1998; Wiedemann & Johnson, acquired November 1998: and The Wamberg Organization, acquired September 1999. With these acquisitions, we obtained a substantial book of business as well as a number of talented and experienced benefits professionals.

Banking Practice

   The September 1997 acquisition of Bank Compensation Strategies, Inc. was our first acquisition and expanded the company's products and services into the community and small regional banking market. During 1999, we acquired National Institute for Community Banking and Banking Consultants of America, expanding the division's employee and client base with companies that could be readily absorbed into Bank Compensation Strategies operating structure. During 2000, we acquired Christiansen & Associates, a former independent consultant in the banking practice, along with the Watson Company and W. M. Sheehan & Company, two strong regional compensation consulting firms in the banking market.

Healthcare Group

   During 1999, we purchased Management Compensation Group/HealthCare an executive benefit consulting organization servicing the healthcare industry that became our HealthCare Compensation Strategies division, now known as the Healthcare Group.

Compensation Consulting

   On June 21, 2000, we acquired all of the capital stock of Pearl Meyer & Partners, Inc. Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became our fourth operating division that is focused predominantly on executive compensation consulting for large corporations.

Past, Present and Future of Our Industry

   Over the past thirty years, executive compensation and benefit programs have become more complex and sophisticated. Competition for executives as well as legislation affecting executive compensation and retirement planning has required that businesses offer new and innovative programs to attract and retain talent. The implementation of successful executive benefit programs places an emphasis on our ability to custom design programs to meet the needs of both the client company and its executive staff in a rapidly changing environment.

   The financing of these programs has also become very specialized. Creative financial techniques can help a company maintain a competitive advantage. For example, before the 1980's, corporations and banks did not normally use life insurance to offset the costs of employee benefit liabilities. Since then, a number of large insurers have committed significant resources in developing a line of business owned life insurance products for use in insurance financed employee programs. These business owned life insurance programs have historically been affected by legislative change. For example, tax legislation was enacted that disallowed interest deductions on policy loans and essentially eliminated a financing technique for corporations known as "leveraged COLI." We believe that income tax legislation could potentially affect our industry in the future.

   The  prospects and clients of these  programs have become more  sophisticated and demanding. Clients now perform extensive due diligence on the firms providing their executive benefit programs. Issues relating to the integrity and technological capability are now central to their decision-making process. In addition, the client's expectation on the level of administrative services to be provided has risen substantially. For example, in the early 1990's, community banks went through a consolidation phase. This consolidation gave bank executives a greater appreciation and need for expertise regarding the impact of consolidation on their compensation and benefit programs. This developed into a stronger demand by the community banking industry for expert advice in addressing estate and continuity planning. In addition, healthcare organizations have been faced with growing challenges to attract and retain executives. The tax status of healthcare providers, many of whom are not-for-profit healthcare organizations, requires tailored compensation and benefits programs that comply with the various not-for-profit compensation and benefit rules.

   In compensation consulting, businesses will continue to seek creative and competitive ways to compensate, motivate and retain their key executives. Our continued success in this new operating division is depending, in large measure, on our ability similarly motivate and retain our key consultants.

   We believe that the ever-changing legislative, economic and market environments require product development systems and personnel that are more sophisticated and cost intensive than most producers and producer groups are able to justify economically. Management believes this will continue to drive consolidation in the industry as smaller firms respond in order to stay competitive.

Strategy and Opportunities for Growth

   Through our four operating divisions, our goal is to continue to strengthen our role as a leading provider of innovative compensation and benefit programs and solutions to corporations, banks and healthcare organizations throughout the United States. To accomplish this goal, we intend to continue to:

   o Leverage Our Market Reputation. Use our reputation as an industry leader to expand existing operations and enter into related businesses.

   o Design Innovative Programs. Use our expertise in program development and our ability to closely monitor legislative change, to create and market innovative, customized programs to penetrate new markets and satisfy the financial needs of our clients in a changing regulatory and economic environment.

   o Diversify Our Business. Identify and enter related businesses in which we can profitably employ our competencies. Examples of recent expansion into related businesses include compensation and benefit consulting, and benefit plan administrative services.

   o Enhance Our Administrative Capabilities and Efficiencies. Distinguish us from our competitors by continuing to enhance our administrative capabilities, providing high quality administrative services and improving operating efficiencies.

   o Pursue Acquisitions. Implement our design, distribution and service model on a wide scale to increase market share, acquire consultant and management talent, enter new markets and improve operating margins through efficiencies achieved by acquisitions.

   o Integrate Sales Process. Create a seamless sales approach between our various lines of business to leverage existing relationships within our client companies.

   Most importantly, we plan to continue to provide outstanding service to our clients.

   We believe our industry offers us additional growth opportunities. The executive compensation and benefits marketplace is under-penetrated, and has significant growth potential. We estimate there are 15,000 corporations, banks and healthcare institutions that can use our services, in which we currently have 3,000 as clients. In addition, the rising pay of executives and the nearing of retirement of the baby-boom generation are significant macro-trends that are in our favor.

   Our reputation, comprehensive in-house expertise, sophisticated administrative systems, quality consultants and strong relationships with insurance companies, provide us with distinct competitive advantages. We intend to increase our market share by combining these strengths with our competencies in:

   o designing proprietary programs customized to meet clients' needs;

   o providing outstanding client service

   o responding quickly to develop new products and services brought about by regulatory and legislative changes; and

   o leveraging present and future investments in technology over an increasing client base.

   We are able to offer clients expertise not available elsewhere through the specialization of our four divisions. Our internal growth efforts will focus on the development of these divisions.

   The Clark/Bardes Consulting -- Compensation Resource Group division has designed and currently administers over 300 client cases, covering over 114,000 policies for executives, key employees and other professionals. The large corporate marketplace in which the Clark/Bardes division does business requires a significant degree of customization. Growth in this division will focus on further penetrating the corporate marketplace and providing additional executive compensation and benefits services to corporations.

   The Banking Practice division, which as of January 1, 2001 includes our large bank business, services over 1,400 community banks and 30 of the top 50 national banks. Changes in the banking environment present numerous opportunities for growth in this division. Banks are becoming increasingly sophisticated with their compensation and benefit plans as they recruit effective leadership.
Growth opportunities for this division include the recent addition of a compensation and benefit consulting service as well as new programs to address estate planning and continuity planning. This division recently completed four acquisitions of strong, regional firms in its industry.

   The Healthcare Group division uses a comprehensive benefits approach that encompasses a variety of insurance products, ranging from traditional life insurance policies to disability and long-term care coverage. With approximately 400 clients representing over 800 hospitals and physician groups, the Healthcare Group division is the market leader for compensation and benefit planning for healthcare executives and physicians. The healthcare industry's changing environment and complex structure offer many challenges for the near future. The industry has experienced a great deal of contraction with changes in our national healthcare regulations and compensation structure.

   The acquisition of Pearl Meyer & Partners represented a significant shift in financial focus. Prior to acquiring this business, our revenue was derived almost exclusively from the sale of life insurance products and the commissions this activity produces. Pearl Meyer & Partners derives its revenue solely from fees for services in providing consultative service to major corporations on the compensation, motivation and retention of senior executive and board of director members. We feel Pearl Meyer & Partners offers an excellent opportunity to cross utilize our respective abilities and benefit from this growing and profitable new segment of our company.

   Our organization has had significant external growth, completing thirteen acquisitions since its August 1998 initial public offering. We continue to see consolidation opportunities within the executive compensation and benefits marketplace. We categorize potential acquisition targets into the following groups:

   o  smaller  companies  that  have  not  made  the  necessary   investment  in
      technology and personnel, and are finding it difficult to compete with larger, more developed firms;

   o larger and more sophisticated firms with a solid client base, eager to affiliate with a more established organization; and

   o firms offering products or services that we currently do not provide or to industry sectors we do not currently serve.

   In evaluating a potential acquisition target, we identify organizations that will:

   o increase our market penetration;

   o retain quality consultants after the acquisition is complete;

   o create cross-selling opportunities;

   o provide opportunities for administrative cost savings; and,

   o add to our earnings per share.

   Once we have identified such a target we look at factors such as operating results, financial condition, growth potential, and the quality of its management and consultants. Acquisitions may be financed through cash from our operations, future equity offerings or debt proceeds or any combination thereof.

Programs and Products

   We provide compensation and benefit consulting as well as evaluate, design, implement and administer a diverse array of compensation and benefit programs for executives, key employees and other professionals. Our programs are financed by business owned life insurance and other financial products. Business owned life insurance refers to life insurance policies purchased by a company that insures the lives of a number of its employees. The business pays the premiums on, and is the owner and beneficiary of such policies. Business owned life insurance based programs are used primarily to offset a client's cost of providing employee benefits and to supplement and secure benefits for executives, key employees and other professionals. The cash flow characteristics of business owned life insurance policies are designed to closely match the long-term cash flow characteristics of a client's employee benefit liabilities. Additionally, business owned life insurance offers three major advantages:

   o the cash value of the policies grows on a tax deferred basis;

   o the policies' death benefits are received tax free; and

   o the tax deferred nature of the policies provides an attractive return.

   We receive most of our revenue from selling insurance products used to fund our proprietary programs. We maintain strategic relationships with insurance companies such as AEGON, AXA/Equitable, General American, Great-West, Mass Mutual, Nationwide, Phoenix Home Life and West Coast Life, in which both parties are committed to developing and delivering creative products with high client value. We also work closely with clients to design custom products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features at competitive pricing.

   We have invested significant time and resources in cultivating relationships with selected carriers. However, we do not consider our future success to be dependent on any specific insurance carrier. We limit the number of carriers with which we do business in order to maximize our bargaining power and resource utilization. Substantially all of the policies underlying the programs that we market are underwritten by 20 life insurance companies, of which seven accounted for approximate revenue of 76.3% of our first year commission for 1998, 53.6% for 1999 and 66.3% for 2000. We believe that there are over 50 top-tier insurance companies with the financial strength and resources to effectively compete for large case programs, each of which typically generate in excess of $5 million in premiums, and several hundred carriers suitable for our small case business, each of which typically generate between $1 million and $5 million in premiums.

   In selling, designing and implementing a compensation benefit program, we usually proceed in the following manner:

   (1) we evaluate a client's existing compensation and benefit programs and their effectiveness in meeting that particular company's organizational needs;

   (2) we design or improve the compensation and benefit program;

   (3) when needed, we perform the actuarial and insurable interest calculations necessary to determine the executive benefit liabilities and amount of life insurance an organization should purchase to fund those liabilities;

   (4) we compare financing alternatives and present the financial strengths of each, to the client;

   (5) we arrange for the placement of the insurance coverage, or other financial instruments underlying the program, with a financially stable insurance company; and

   (6) we provide the long-term administrative services associated with the program.

   Our Clark/Bardes Consulting -- Compensation Resource Group and Banking Practice divisions market a wide variety of business owned life insurance based programs, including bank owned life insurance, deferred income plans, supplemental executive retirement plans, supplemental offset plans and group term carve out plans.

   Our Healthcare Group markets predominantly to large and medium sized healthcare organizations. The unique characteristics and concerns of our Healthcare Group clients determine the kinds of compensation and benefit products and programs we develop. Many healthcare organizations are tax exempt and have special rules and regulations that affect the compensation and benefits of their executives.

   The following table sets forth the actual and pro forma total revenue by division for the year ended December 31, 1999 and 2000, as if all of our acquisitions had occurred on January 1, 1999:

                                Year Ended December 31,
                                1999                2000
                          -----------------   ---------------
                           Actual  Pro forma  Actual   Pro forma
                                     (In millions)
 Compensation    Resource  $  73.5   $101.0  $  78.6    $100.0
 Group.................
 Banking...............       30.8     30.8     40.2      40.2
 HealthCare............       16.4     22.5     22.1      22.1
 Compensation Consulting       --      12.6      6.0      11.5
 Other.................        --       --        .7        .9
                           ------    -----   -------    ------
                           $ 120.7   $166.9  $ 147.6    $174.7
                           =======   ======  =======    ======

Our Products and Services

   Bank Owned Life Insurance. Bank owned life insurance is life insurance purchased and owned by a bank on the lives of its employees. The insurance is used to help finance the bank's employee benefit obligations. The Office of the Comptroller of the Currency provides guidelines that tie the purchase of bank owned life insurance to the costs of offsetting employee benefits on an aggregate basis. We were the first organization to implement large case bank owned life insurance programs, which are designed for banks with assets in excess of $5 billion. We also market smaller case bank owned life insurance programs, which are used to offset benefit costs for executives and directors of regional and community banks that generally have assets of less than $5 billion. We market a wide variety of bank owned life insurance, including fixed yield policies, general account policies, variable yield policies and separate account policies. Effective January 2, 2001, all bank owned life insurance will be marketed by our Banking Practice division.

   Deferred Income Plans. Deferred income plans allow corporate executives to defer a portion of their current income on a tax-deferred basis. The deferred income and interest in a properly designed and administered deferred income plans grows on a tax-deferred basis until distributions are made to the executive, usually at retirement. Corporations often purchase life insurance to create an asset in order to offset the costs of the liability created by a deferred income plan. Deferred income plans can be structured in a variety of ways; traditional deferred income plans, which credit the deferred income amount with a fixed rate of interest and use fixed yield life insurance products to offset the costs of the company's liability, or variable deferred income plans, which credit the deferred income amount with interest based on a bond or equity index and use variable yield life insurance products to offset the costs of the company's liability. In an effort to provide additional security for executives, corporations usually create a trust to hold the related insurance policies.

   Because deferred income plans provide executives with a method to defer income at little or no cost to the corporation, we believe that the demand for these plans will continue to increase, as corporations implement new plans or expand the availability of existing plans.

   Supplemental Executive Retirement Plans. Supplemental executive retirement plans are specifically designed to supplement the dollar limitation on benefits paid from qualified pension plans. The maximum dollar amount of compensation that can be used to determine the pension benefits payable to an executive from a qualified plan is $170,000. Accordingly, non-qualified plans such as supplemental executive retirement plans, which are not subject to the same stringent rule, have increased in popularity. Many supplemental executive retirement plans are funded with the same insurance products and strategies used to fund deferred income plans.

   Supplemental Offset Plans. Supplemental offset plans are designed to supplement an executive's income by restoring retirement benefits previously limited by legislative changes. Supplemental offset plans are funded with insurance policies using a technique commonly known as "split dollar." Ownership rights to an individual policy are shared between the corporation and the executive. The corporation and the executive share in the insurance policy's increasing cash value and death benefits. The corporation pays the premiums, but recovers these expenditures from its share of the policy's proceeds. The executive's interest in such policy is targeted to equal the present value of the retirement benefits due at the time of such executive's retirement.

   As originally structured, supplemental offset plans were owned exclusively by the employer and not by the individual. The sharing of the ownership is a variation known as "equity split dollar." The recent initiatives by the Internal Revenue Service to tax the incremental equity ownership currently to the employees have raised a question as to the continued viability of this program. We will continue to monitor these developments.

   Group Term Carve Out Plans. Currently, a corporation can provide its employees with a group term life insurance policy death benefit of up to $50,000 on a tax-free basis. The cost of providing a death benefit in excess of $50,000 is taxed to the employee as ordinary income. Group term carve out plans allow companies to provide portable coverage in a customized program of amounts greater than $50,000 and taxed at lower rates. Group term carve out plans often provide a greater amount of insurance and post-retirement death benefit to the employee at a competitive overall cost. The corporate plan sponsor is not an owner or beneficiary of the permanent life insurance policies.

   Compensation Consulting. With the acquisition of Pearl Meyer & Partners, we have entered the market for senior executive and board of director level executive compensation consulting. Pearl Meyer is the largest independent compensation consulting firm in the U.S. and with this acquisition, we expect to enhance our expertise in this area and offer broader services to our clients. Our Healthcare Group and Banking Practice divisions have developed programs in base salary, incentives, deferred compensation, and other compensation design plans. The Clark/Bardes Consulting -- Compensation Resource Group division is now initiating similar programs for its clients.

   Community Bankers Scholarship Program. The Community Bankers Scholarship Program is designed for community banks that wish to offer college scholarships for students in their communities. This turnkey program utilizes life insurance to provide a cost-effective method of financing the annual cost of the scholarships. The Community Bankers Scholarship Program is marketed through our Banking Practice division.

   Disability Income Plan. Many companies provide group Disability Income Protection for their employees. In many cases, these plans have limits that may not be sufficient to provide reasonable income replacement for executives in the event of a disability. Disability Income Plans marketed by our Clark/Bardes Consulting -- Compensation Resource Group and Healthcare Group divisions supplement the group plans currently in place, and provide additional income for executives in the event of a disability.

   ExecuFLEX Program. Our Healthcare Group division provides a total compensation planning approach to the not-for-profit health care market through its "ExecuFLEX" program. The program includes a base level of benefits, such as medical, dental, vision, long-term disability, long-term care, and group term life insurance. In addition, participants are provided an allowance made up of company contributions and voluntary personal deferrals. The flex allowance is used to supplement base coverage and to add to their retirement funding. The ExecuFLEX program is designed to provide maximum flexibility to the participants at a minimal cost to the organization. The success of ExecuFLEX has led us to offer the program to companies serviced by all of our operating divisions as well as additional market segments within the health care industry.

Administrative Services

   We believe that we are an industry leader in providing high quality and unique services to our clients. We have developed state of the art administrative capabilities necessary to service the executive benefit and insurance programs we market. As of December 31, 2000, we administered over 200,000 policies for over 2,500 clients. As of the same date, the insurance policies underlying our employee benefit programs represented a total of approximately $81 billion of inforce insurance coverage as follows:

                   Clark/ Bardes
                   Consulting --
                   Compensation
                   Resource Group   Banking  HealthCare
                     Division       Practice   Group     Total
                   ------------   ----------  -------   --------
Policies
administered....       174,000      14,000     12,000     200,000
Clients.........           300       1,400        800       2,500
Inforce coverage     $ 69 billion $ 7 billion $5 billion $ 81 billion

   We approach administrative services with a strategy that assures our clients' unique requirements and needs are served through customized, value-added services and intensive support, creating brand and client loyalty and lower sensitivity to price. We further differentiate ourselves by employing a focused strategy for a particular buyer group through each of our four divisions. For instance, we service clients in the banking industry through our Banking Practice division and not-for-profit healthcare organizations through our Healthcare Group division with an insider's view of each market resulting in providing high quality administrative services customized to a client's needs while achieving lower costs.

   We offer customized enrollment and administrative services for insurance-financed employee benefit programs, including business owned life insurance and non-qualified benefit plans. Due to the many complex requirements of the administrative process, each client is assigned an account team comprised of specialists who are responsible for servicing the needs of that client. The administrative services provided by each of our divisions' account specialists include coordinating and managing the enrollment process, distributing communication materials, monitoring financial, tax and regulatory changes, providing accounting reports, and periodic benefit statements to participants, performing annual reviews and reporting historical and projected cash flow and earnings. Each division's account specialists are supported by actuarial, financial and insurance experts.

   We build our client base by fostering long-term client relationships. To this end, the training and focus of each account team centers on our goal of delivering the highest quality program implementation and administrative services in the industry. This benefits both the client, through top professional support, and the consultant, who can focus more closely on the consulting process. To further emphasize long-term client relationships, we enter into administrative agreements with each client, in most cases for a term of five to ten years. Finally, our method of calculating the revenue splits with our consultants ensures that the revenue from new sales is not required to subsidize the administrative costs of existing cases.

   Our commitment to providing high quality client and administrative services is one of the primary reasons that we have achieved the success we enjoyed to date. We believe that our continued focus on, and investment in, the personnel and technology necessary to deliver this level of client service will bolster our reputation as an industry leader.

Distribution

   Each of our divisions markets its employee benefit programs and related administrative and consulting services through an in-house sales organization as well as consultants in independently operated sales offices located throughout the United States. As of December 31, 2000, we were represented by over 100 consultants in 51 sales offices located in 49 states throughout the United States. Consultants owned approximately 10% of the outstanding shares of our common stock as of December 31, 2000.

   Our independent consultants enter into agency agreements with us to market programs and services on our behalf on an exclusive basis. Each agreement defines the duties of the consultant to solicit and sell covered business, the revenue splits between the consultant and ourselves, and includes a confidentiality agreement and operating standards. We pay a substantial portion of the total sales revenue to the independent consultant, usually from 50% to 65% of gross revenue. Most of our independent consultants are responsible for their own operating expenses. Non-solicitation clauses, which prohibit either party from soliciting the other party's clients are normally three years with respect to separate clients and usually five years with respect to joint clients. Some of our divisions, such as the Healthcare Group and Pearl Meyer & Partners, generate a significant portion of their sales revenue through employee-consultants and we bear the administrative expense of the sales consultants in exchange for a lower commission and fee expense.

   Our top three consultants collectively accounted for approximately 32.0% of 1999 revenue and 10.8% of 2000 revenue. We recognize the importance of attracting and retaining qualified, productive sales professionals. We actively recruit and develop new sales professionals in order to add to our distribution capacity. Further, our acquisition strategy focuses on retaining the productive sales professionals of the entity being acquired.

   As our business has grown, externally and through acquisitions, our reliance on a select few high volume consultants has decreased accordingly. There are still a large number of strong consultants and as they continue in their success, and we continue to acquire other organizations, the base expands proportionally.

Employees

   As of December 31, 2000, we employed approximately 593 people as follows:

                                        Compensation   Resource
                                        Group.................  237
                                        Banking Practice......  131
                                        Healthcare Group......  161
                                        Pearl Meyer & Partners   33
                                        Holding Company.......   31
                                                                ---
                                                                593

   The majority of our employees have college degrees, with several holding advanced degrees in law, accounting, business administration or actuarial science. Professional development is a highly valued industry characteristic, and insurance and financial planning designations such as Chartered Life Underwriter, Fellow of the Life Management Institute, Fellow of the Society of Actuaries and Certified Financial Planner to name a few, are held by a large number of our employees. We actively encourage continuing education for employees through expense reimbursement and reward plans. Due to the specialized nature of the business, we often recruit experienced persons from insurance companies, consulting firms and related industries.

Marketing Support

   We have made a substantial investment in establishing highly qualified marketing departments in each division. Each marketing department's primary focus is to support our sales efforts. The marketing departments develop and track sales leads for the consultants and provide marketing materials and research. We distribute external newsletters and other program update pieces to approximately 15,000 current and prospective clients throughout the year and sponsor conferences and meetings featuring industry experts and nationally recognized speakers. Finally, the public relations and corporate marketing functions coordinate the publication of articles written by our employees and consultants and ensure that our representatives are quoted as information sources in major national publications. We believe that the efforts of our marketing departments have helped make us a readily identifiable leader in the insurance-financed employee benefit industry.

   During 2000, we launched two new and innovative marketing tools using internet technology. BOLIauction.com debuted April 14, 2000 and BOLInet.com debuted August 14, 2000. Both sites are patent-pending and are VeriSign secure. BOLIauction.com -- is our new online bank-owned life insurance (BOLI) purchasing system. Using BOLIauction.com's proprietary interface, banks access the best carriers and products through this competitive auction environment. After clients set parameters online for their BOLI program, BOLIauction.com distributes these specifications to the participating carriers. Carriers then submit their responses to BOLIauction.com, the auction begins, and a winning bid is selected. The first auction, which involved two banks, ten carriers, and over $150 million in underwriting, occurred on June 16, 2000. To date, four auctions have occurred on BOLIauction.com totaling $500 million in BOLI assets. The five participating institutions experienced an average 15 basis point increase from initial carrier bids. This equates to an additional $750,000 in annual income for these banks.

   o Thirty-four banks are registered users of BOLInet.com and expect we expect to enroll an additional 120 in 2001. A total of $6 billion in BOLI assets are managed on the site.

   o BOLInet.com allows a client bank to get real-time data on their BOLI assets, and provides powerful data-mining and report writing tools.

Consultant Support

   Our consultants are supported by a design and analysis department in each division. The primary responsibility of the design and analysis department is to design customized compensation and benefit programs that will effectively offset the costs of a client's employee benefit liabilities. The design analyst works with the consultant to identify the needs of a prospective client and investigates the availability and pricing of products that are compatible with that client's needs. Finally, the analyst develops the financial projections necessary to evaluate the benefit costs and cost recoveries for the prospective client, together with an analysis of alternatives to assist the client in making a decision.

Technology, Administration and Integration

   We have made a significant investment in developing proprietary modeling and administrative systems to support the unique characteristics of benefit programs financed life by insurance and other financial instruments. Reflecting the diversity of our four divisions, each has its own computer based information system and professional support staff. All the systems have been designed and are operated to support the special processing needs of a particular client base. The systems use a relational database to facilitate easy access to client, participant and benefit information. In addition, a telephonic application allows individual plan participants twenty-four hours a day access to account balance and unit price information.

   Local area networks link all of our personal computers. Internet mail is utilized to communicate with clients and sales offices. We intend to continue to invest in technology and system development in order to offer additional services to clients, support new markets, integrate acquired operations, improve productivity and reduce costs.

   We maintain a disaster recovery plan for local area network and Unix environments in order to minimize downtime in the event of a major system failure. The local area network file servers and Unix database servers are located in physically secure areas and all systems are password-protected to ensure access is limited to authorized individuals. We did not experience any year 2000 related difficulties directly or indirectly with clients, carriers or suppliers.

   When acquiring small businesses, we integrate their information systems as well as their staffs, accounting and administrative systems. In this manner, we are able to give them technical and administrative systems support they could not achieve as a stand-alone unit and, at the same time, improve their level of client service.

Persistency

   Over the last five years, we have experienced an overall average annual persistency rate of 95% of the inforce insurance underlying our programs. The "persistency" of an insurance policy refers to the length of time it remains continuously in force. We believe that this high persistency rate is attributable to a number of factors.

   o The underlying purpose of the compensation and benefit programs is to offset the costs of employee benefit liabilities and provide long-term benefits to executives, key employees and other professionals. Therefore, the policy is held by the corporation to maturity, regardless of whether any particular individual insured remains with the client.

   o The clients of our Clark/Bardes Consulting -- Compensation Resource Group or Banking Practice divisions would incur unfavorable tax consequences upon the surrender of an underlying business owned life insurance policy. The cash value of the policy, to the extent it represents amounts beyond the cash premiums paid by the allowable charges against the insurance account is taxed immediately at ordinary income rates upon surrender, and an additional penalty tax applies in certain instances. A client often has the option of making a tax-free exchange to another policy. Upon the exchange, however, the client would incur substantial insurance company-related costs, such as premium taxes.

   o The high persistency rates of all of our divisions are partially attributable to provisions in many interest rate sensitive products that disallow a full-scale withdrawal or exchange.

   o We provide a high degree of ongoing client service. We believe that the quality of our services provided through each of our divisions enhances persistency by distinguishing us from our competitors.

   As we continue to diversify and acquire companies in different market segments, our persistency can begin to vary significantly. While we intend to do all we can to retain our clients, service their accounts and sustain our persistency, there can be no assurance our persistency rates will remain at this level.

Competition

   The executive compensation and benefit consulting market is highly competitive. We compete with consulting firms, brokers, third party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Clark/Bardes Consulting -- Compensation Resource Group division include; Management Compensation Group, Mullin Consulting, Newport Group, TBG Financial, and The Todd Organization.

   The competitors of our Banking Practice include The Benefit Marketing Group; Harris, Crouch, Miller, Scott, Long and Mann; and individual insurance agents in the communities where the community banks are located. Additionally, the banking industry is constantly consolidating, which may reduce the number of potential bank clients. In competition with our Healthcare Group division are; Hewitt Associates, Towers Perrin, Mercer Consulting Group and Hay Group, Inc. These firms, however, do not focus exclusively on healthcare and do not restrict their practices to executive and physician compensation.

   Although Pearl Meyer & Partners is one of the best established firms in the high level executive compensation consulting market, there are a number of firms that offer this service.

   We compete for clients on the basis of reputation, client service, program and product offerings and the ability to tailor insurance products and administrative services to the specific needs of a client. Although certain competitors may offer attractive programs on pricing, we believe that we are in a superior competitive position in most, if not all, of the meaningful aspects of our business, because of our track record, name recognition, industry focus, specialization and industry expertise. We do not consider our direct competitors to be our greatest competitive threat. Rather, we believe that our most serious competitive threat will likely come either from large, diversified financial entities which are willing to expend significant resources to gain market share or from the larger competitors that pursue an acquisition or consolidation strategy similar to ours.

Government Regulation

   State governments extensively regulate our life insurance activities. We sell our insurance products in all 50 states through licensed insurance producers. Insurance laws vary from state to state and states have broad powers over licensing, payment of commissions, business practices, policy forms and premium rates. While we have not encountered regulatory problems in the past, we cannot assure you that we will always be in compliance with all applicable regulatory requirements of each state. Additionally, we cannot be sure if we or our consultants will encounter regulatory problems in the future, including any potential sanctions or penalties for operating in a state without all required licenses.

   While the federal government does not directly regulate the marketing of most insurance products, some products, such as variable life insurance, must be registered under the federal securities laws. As a result, our consultants and entities with which we have administrative service agreements related to selling those products must be registered with the National Association of Securities Dealers. We market these insurance products through a registered broker-dealer with which we have a network agreement. While we have not had any regulatory problems in the past related to these products, we cannot be sure if we or our consultants will not have regulatory problems in the future.

ITEM 2. PROPERTIES

   The following table sets forth certain information with respect to the principal facilities used in our operations, all of which are leased.


                                         Monthly  Square   Current
          Division -- Location             Rent  Footage Lease Expires
 Clark/Bardes Consulting -- Compensation
   Resource Group --
   Dallas, Texas.....................   $48,294 35,619  April 2001
   Dallas, Texas.....................     1,913  3,507  August 2004
   Bethesda, Maryland................    14,295  8,519  July 2007
   Phoenix, Arizona..................     3,427  2,056  March 2004
   Los Angeles, California...........    55,970 37,313  June 2010
   Cleveland, Ohio...................     5,578  3,049  July 2002
   Atlanta, Georgia..................     4,680  2,399  November
                                                        2002
   Chicago, Illinois.................     5,193  4,734  June 2004
   New York, New York................    10,150  2,900  August 2001
 Banking Practice--
   Bloomington, Minnesota............    48,861 32,897  September
                                                        2005
   Dallas, Texas.....................    11,088  6,034  February
                                                        2005
   Regional Offices..................     8,949  2,903  Various
 Healthcare    Group  --   Minneapolis, 109,790 56,231  December
 Minnesota...........................                   2003
 Pearl  Meyer &  Partners -- New  York,  29,271 19,000  May 2010
 New York............................
 Clark/Bardes    Holdings    --    North
 Barrington,                             22,118 11,085  July 2007
   Illinois..........................
 Clark/Bardes Partners-- Stamford,
   Connecticut.......................    11,337  3,868  September
                                                        2004

ITEM 3. LEGAL PROCEEDINGS

   From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations under agreements with our consultants. The following is a summary of the current legal proceedings pending against us.

M Financial Holdings, Incorporated, et al. v. Clark/Bardes Holdings, Inc.

   On June 3, 2000, M Financial Holdings, Incorporated ("M") commenced an action in the Circuit Court of Multnomah County, Oregon, seeking to enjoin a former executive from being employed by us and other relief. The complaint alleges breach of fiduciary duty, unfair competition, civil conspiracy and misappropriation of trade secrets, and charges us with intentional interference with contract.

   The complaint requests an injunction barring the executive's employment with the Company for two years, barring disclosure of M confidential information, and requiring the return of all documents. In addition, M seeks a constructive trust with respect to our gross profits from our reinsurance operation for two years, compensatory damages, punitive damages of $1,500,000 plus attorneys fees and costs. Both we and the executive deny any wrongdoing and intend to vigorously defend these claims.

Constellation Energy Group, Inc. and Baltimore Gas and Electric Company, et al. v. Clark/Bardes, Inc.

   On July 25, 2000, Constellation Energy Group, Inc. ("Constellation") and related entities filed a civil action against us in the U.S. District Court for the District of Maryland. Constellation claims that we failed to take proper action in connection with the administration of an employee benefit life insurance program, resulting in claimed damages of $7.5 million and pre-judgment interest, post-judgment interest, costs and expenses.

   Agreement has been reached with Plaintiffs to stay the matter until April 16, 2001 to facilitate ongoing discussions and a potential nonbinding mediation of the issues. We believe we have meritorious defenses to these claims, intend to deny all allegations and to vigorously defend these claims. Our insurance carrier has acknowledged coverage for this action and the extent of that coverage can only be determined at the outcome of the case in the event we do not prevail.

Madge A. Kunkel, individually and as Personal Representative of the Estate of Donald B. Kunkel, M.D., deceased vs. Banner Health System, et al.

   On February 2, 2001, an action was commenced in the Superior Court of Maricopa County, Oregon against various defendants including our Healthcare Group Division ("HCS"). Ms. Kunkel alleges that her deceased husband was entitled to a life insurance policy in the face amount of $525,000 to be issued by the defendant insurance company under a split dollar life insurance plan sponsored by his defendant employer which was administered by HCS. According to the complaint, Dr. Kunkel died before the initial premium was paid by his employer and before the policy was issued. The matter has been submitted to our insurance carriers. We believe we have meritorious defenses to this claim and we intend to vigorously defend the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   On August 19, 1998, we completed an initial public offering of the Common Stock at a price of $9.00 per share. Our common stock trades on the over the counter market and is quoted on the Nasdaq National Market under the symbol "CLKB." The following table sets forth the high and low closing sales price as reported by the Nasdaq National Market for our common stock for the periods indicated.

                                             High    Low
                                    1999
                        First quarter..... $ 18.25 $ 13.06
                        Second quarter.... $ 20.50 $ 13.00
                        Third quarter..... $ 20.63 $ 16.00
                        Fourth quarter.... $ 20.63 $ 12.25
                                    2000
                        First quarter..... $ 17.88 $  3.13
                        Second quarter.... $ 16.88 $ 13.44
                        Third quarter..... $ 17.88 $  8.50
                        Fourth quarter.... $ 13.84 $  9.38
                                    2001
                        First quarter to
                         March 20......... $ 12.13 $  8.94

   As of March 5, 2001, the closing price of our common stock was $10.13, there were 12,675,309 shares of our common stock outstanding, and there were approximately 514 holders of record and 802 beneficial holders of our common stock.

Dividend Policy

   Prior to our reorganization in July 1998, we conducted our business as an S corporation for federal income tax purposes. Under this form of organization, all earnings were deemed to be passed through directly to our shareholders, whether distributed or not. In order for our shareholders to pay the federal income taxes imposed by this form of organization, we made distributions to them. These distributions are shown as dividends in prior periods in our financial statements.

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

Recent Sales of Unregistered Securities

   On February 11, 2000, we issued 43,714 shares of our common stock as part of the purchase price for the acquisition of the Christiansen Group. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $694,000 and constituted 89.5% of the total purchase price.

   On May 5, 2000, we issued 49,143 shares of our common stock as part of the purchase price for the acquisition of Insurance Alliances Group, Inc. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $713,000 and constituted 20.0% of the total purchase price.

   On June 21, 2000, we issued 250,000 shares of our common stock as part of the purchase price for the acquisition of Pearl Meyer & Partners, Inc. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $4.0 million and constituted 15.4% of the total purchase price.

   On September 6, 2000, we issued 596,463 shares of our common stock as part of the purchase price for our acquisition of Compensation Resource Group, Inc. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $6.1 million and constituted 20.0% of the purchase price.

   On September 11, 2000, we sold 1,888,887 shares of common stock to a group of investors for $25.1 million, net of expenses, in a private placement transaction. The 1,888,887 shares have been registered for resale by the investors if they deem it appropriate to resell them.

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

                                        Year Ended December 31,
                        ---------------------------------------
                           1996      1997(1)   1998(2)    1999(3)    2000(7)
                        ---------  -------------------- ---------- ---------
                                           (In thousands)
Statement of Operations
Total Revenue.........  $  33,242   $ 49,455  $ 74,766   $120,760  $  147,613
Commission    and   Fee    21,049     32,439    46,111     53,108      50,804
                        ---------   --------  --------   --------  ----------
Expense...............
          Gross Profit     12,193     17,016    28,655     67,652      96,809
                        ---------   --------  --------   --------  ----------
Operating Expenses
  General           and     8,579     11,504    19,616     45,153      68,189
Administrative........
  Amortization       of        --        295     1,232      4,370       7,138
Intangibles...........
  Non-recurring(4)(8).         --         --     4,800         --         518
                        ---------   --------  --------   --------  ----------
Income from Operations      3,614      5,217     3,007     18,129      20,964
Non-recurring Income(9)        --         --        --         --       1,001
Interest
  Income..............        121        189       565        329         278
  Expense.............         --     (1,112)   (3,166)    (3,548)     (4,970)
                        ---------   --------  --------   --------  ----------
Income Before Taxes...      3,735      4,294       406     14,910      17,273
Income Taxes(5).......        181         60       817      6,079       5,825
                        ---------   --------  --------   --------  ----------
          Net    Income $   3,554   $  4,234  $   (411)  $  8,831  $   11,448
                        =========   ========  ========   ========  ==========
(Loss)................
Basic    Net     Income
(Loss) per
  Common Share:
  Net Income (Loss)...  $     0.75  $    1.03 $   (0.08) $    0.97 $      1.07
  Weighted      Average 4,709,252  4,119,387 5,006,009  9,077,775  10,744,718
Shares................
Diluted    Net   Income
(Loss) per
  Common Share:
  Net Income (Loss)...  $     0.75  $    0.99 $   (0.08) $    0.95 $      1.05
  Weighted      Average 4,709,252  4,398,593 5,006,009  9,328,939  10,880,093
Shares................
Dividends   per  Common $     0.36  $    1.32 $     --   $     --  $       --
share.................
Balance Sheet
Cash      and      Cash $   4,882   $  3,783  $ 12,102   $  4,832  $    7,598
Equivalents...........
Intangible Assets-- Net        --     24,089    45,209     94,991     165,373
Total Assets..........      8,525     36,901    67,493    125,524     219,855
Debt:
  Current.............                 4,325     4,344      7,252      11,968
  Long Term...........                32,838    24,713     35,473      52,605
Total Liabilities.....      4,713     42,581    37,795     63,156     107,297
Stockholders' Equity
  (Deficit)(6)........      3,812     (5,680)   29,698     62,368     112,558
----------

(1) Includes the results of operations attributable to the acquisition of Bank Compensation Strategies for the period beginning September 1, 1997, the effective date.

(2) Includes the results of operations attributable to the acquisition of:

   o Schoenke & Associates as of September 1, 1998

   o Wiedemann & Johnson as of November 1, 1998

(3) Includes the results of operations attributable to the acquisition of:

   o National Institute for Community Banking as of January 1, 1999

   o Management Compensation Group/HealthCare as of April 1, 1999

   o The Wamberg Organization as of September 1, 1999

   o Banking Consultants of America as of October 1, 1999

(4) We accrued $4.8 million in July 1998 for the fair value of put warrants and these warrants representing 1,525,424 shares of common stock.

(5) For periods prior to July 31, 1998, income tax expense reflects the Clark/Bardes' liability for state income taxes only. No provision for federal income taxes had been made prior to July 31, 1998 because the Company had elected to be treated as an S corporation for federal income tax purposes.

(6) The decrease in stockholders' equity in 1997 resulted from our predecessor company's repurchases of 2.6 million shares of its common stock for total consideration of approximately $14.0 million and distributions totaling $4.3 million to stockholders.

(7) Includes the results of operations attributable to the acquisition of:

   o Christiansen & Associates as of January 1, 2000

   o The Watson Company as of February 1, 2000

   o Insurance Alliances Group as of May 5, 2000

   o W.M. Sheehan & Company, Inc. as of June 13, 2000

   o Pearl Meyer & Partners, Inc. as of June 21, 2000

   o Compensation Resource Group as of September 6, 2000

   o Forrest, Wagner & Associates as of October 23, 2000

(8) In 2000, we incurred a non-recurring operating expense of $518,000 in connection with the integration of our acquisition of Compensation Resource Group.

(9) In 2000, we received $1.0 million of life insurance proceeds as the result of the death of a sales consultant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Tables shown in thousands of dollars, except per share amounts)

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes thereto and other information appearing elsewhere in this Form 10-K.

Overview

   Our net income for 2000 of $11.4 million and $1.05 per diluted common share was the best in our history representing a 29.6% increase over comparable net income of $8.8 million and a 10.5% improvement over diluted earnings per share of $.95 for the year 1999.

   In the fourth quarter of 2000, net income was $8.3 million; $.65 per diluted share compared with $4.9 million and $.50 per diluted share for the 1999 fourth quarter, an increase of 69.4% in net income and 30.0% in earnings per share.

   The year 2000 produced three unusual and non-recurring events. In the third quarter, we sustained a $518,000 charge to integrate a new acquisition. Also, in the third quarter, we recovered approximately $500,000 of overpaid state income taxes thus giving us an unusually low effective tax rate for the year and a $.05 per share benefit. In the fourth quarter, we received $1.0 million of life insurance proceeds as the result of the death of a sales consultant. This one time credit increased net income for 2000 by $1.0 million or $.09 per share.

Acquisitions

   As we stated in last year's report, our acquisition program remains broadly focused on adding new markets or expanding those in which we already have a presence. We feel we furthered this objective in 2000 by acquiring:

   o Pearl Meyer & Partners, one of America's leading executive compensation consulting firms, during the second quarter; and,

   o  Compensation   Resource   Group,  a  leading   company  in  the  executive
      compensation and benefits market, in the third quarter.

   As we have said previously, the companies we acquire are typically privately owned and structured as S corporations for federal income tax purposes, with the income passed on to the shareholders. Our evaluation focus is on the quality of the management and future earnings and growth potential. In the case of life insurance sales acquisitions, we also acquire the financial value embedded in a book of recurring renewal business to be realized for many years after the acquisition takes place. This raises two important financial issues:

   1) Our sellers want a majority of the purchase price in cash, thus requiring a large pool of funds from equity or debt offerings, or both.

   2) We acquire little in the way of tangible assets, thus creating a substantial amount of intangible assets on our balance sheet.

   Up until now, our future renewal revenue stream has been a major source of collateral for continued acquisitions. As we acquire more businesses that do not have this attribute, our cash flow potential from renewals will be less of a factor to be considered as we seek to expand our borrowing availability.

Rich, Florin/Solutions, Inc.

   On March 12, 2001, we acquired the business along with certain assets and liabilities of Rich, Florin/ Solutions, Inc., a Boston, Massachusetts compensation consulting company. The assets acquired include accounts receivable, copyrights and office equipment. The liabilities assumed were for employee benefit obligations existing as of the acquisition date.

   The purchase price was $20.8 million; before expenses, consisting of a cash payment at closing of $11.3 million and $9.5 million of contingent payments over the next four years based on the attainment of established financial performance criteria. When earned, the contingent payments will consist of 60% cash and 40% CBH common stock.

   The transaction was funded from CBH's existing line of credit. The initial goodwill of approximately $9.0 million will be amortized over twenty years.

Forrest, Wagner & Associates

   On October 23, 2000, CBH acquired all of the outstanding stock of Forrest, Wagner & Associates, Inc. ("FWA") for a purchase price of $4.2 million, including expenses, of which $3.5 million was paid in cash at the closing. The balance of $750,000 is payable upon the achievement of certain financial criteria by December 31, 2004.

   FWA  is  a  Phoenix,   Arizona  based  firm  specializing  in  marketing  and
administering non-qualified executive benefit plans funded primarily by Company owned life insurance. FWA was affiliated with Compensation Resource Group, Inc.

   The acquisition will be accounted for as a purchase with $2.7 million of the purchase price amortized based on the net present value of future renewal revenue over twenty years. The balance of the purchase price, when made, will be accounted for as goodwill and amortized over the remainder of the initial twenty-year period.

Compensation Resource Group, Inc.

   On September 6, 2000, we acquired all the issued and outstanding capital stock of Compensation Resource Group ("CRG") for a total purchase price of $30.5 million, excluding acquisition expenses, consisting of:

   o a cash payment to the CRG shareholder Sellers of $11.4 million;

   o the issuance by CBH of 596,463 shares of its common stock, par value $0.1 per share (the "Common Stock"), having an aggregate value of $6.1 million based on the closing price of the Common Stock on September 5, 2000;

   o the repayment of approximately $13.0 million of CRG's long-term debt.

   Acquisition expenses are estimated to be $735,000.

   For the periods prior to the acquisition, CRG had revenue and net income as follows:

                                     Fiscal Years Ended    Six Months Ended
                                           June 30,           June 30,
                                       2000         1999        2000
                                   -----------  ----------- --------
                                           (Audited)         (Unaudited)
                   Revenue......      $26,286      $27,126     $19,711
                   Net      income    (3,268)          45       7,064
                   (loss).......

   CRG is an executive compensation and benefits organization that provides the design, marketing, funding and administration of non-qualified plans. CRG is headquartered in Los Angeles, California and has affiliated offices in seven other cities. Prior to the acquisition, there was no material relationship between CRG and Clark/Bardes.

   The $25.1 million cash portion of the purchase price was borrowed under our credit facility with Bank One.

   In connection with the acquisition, we entered into a bonus arrangement for present and future key executives and employees of CRG. This arrangement will provide for the payment of bonuses of up to $20 million if certain stipulated financial objectives are achieved during the years ended December 31, 2003 to 2005.

   The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the present value of in-force revenue and amortized over a period of thirty years and $11.4 million allocated to goodwill, which will be amortized over twenty years.

   The unaudited financial information below presents the results of CBH and CRG as if the acquisition had occurred on January 1, 1999.

                                                           Twelve Months Ended
                                                              December 31,
                                                             2000      1999
                              Pro forma
                                Revenue................    $181,787  $148,487
                                Net income (loss)......      9,500     5,957
                                Diluted  earnings  (loss)       .84       .60
                              per share................

Pearl Meyer & Partners, Inc.

   On June 21, 2000, we acquired all of the capital stock of Pearl Meyer & Partners, Inc. for a total purchase price of $25.9 million, excluding expenses. The purchase price consisted of a cash payment of $21.9 million and the issuance of 250,000 shares of our common stock with a value of $4.0 million. Acquisition expenses were $720,000. The $22.6 million cash portion of the purchase price was borrowed under our line of credit.

   For the period prior to the acquisition, Pearl Meyer & Partners had revenue and net income as follows:


                                      Years Ended      Three Months
                                      December 31,    Ended March 31,
                                     1999      1998       2000
                                  ------------------   ------------
                                        (Audited)      (Unaudited)
                      Revenue..     $12,579   $11,230    $3,176
                      Net income       757       232      1,346

   For income tax purposes, Pearl Meyer & Partners was an S corporation; consequently the net income was passed on to the shareholders.

   Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became our fourth operating division. Prior to the acquisition, there was no material relationship between CBH and Pearl Meyer.

   The acquisition has been accounted for as a purchase and goodwill of $23.5 million will be amortized over a twenty-year period.

   In addition to the initial purchase price, $2.0 million of additional cash consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the eighteen months subsequent to the purchase. This payment, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty-year period.

   The unaudited pro forma information below presents the results of us and Pearl Meyer & Partners as if the acquisition had occurred on January 1, 1999.

                                                          Twelve Months Ended
                                                             December 31,
                                                            2000       1999
                              Pro forma
                                Revenue................   $154,557   $133,339
                                Net income (loss)......    12,143      7,562
                                Diluted  earnings (loss)      1.10        .79
                              per share................

W.M. Sheehan & Company, Inc.

     On June 13, 2000, we acquired the working capital and equipment, and assumed certain liabilities of W.M. Sheehan & Company, Inc. ("Sheehan"). The purchase price was $367,000 cash. The acquisition has been accounted for as a purchase and the goodwill will be amortized over twenty years.

   In addition to the purchase price paid at closing, an additional $650,000 will be paid upon the achievement of certain revenue and earnings objectives during the years ended June 30, 2001 through 2004. The payments will be made 23% in cash and 77% in our common stock based on values at time of issuance. The additional payments will be accounted for as goodwill and amortized over the remaining twenty-year period.

Insurance Alliances Group, Inc.

   On May 5, 2000, we acquired the business of Insurance Alliances Group, Inc. ("IAG"). There were no identifiable assets acquired or liabilities assumed. IAG is a Stamford, Connecticut insurance firm specializing in executive estate planning.

   The purchase price for the business was $3.5 million consisting of $2.8 million cash and 49,143 shares of our common stock having a value of $713,000. The cash portion of the purchase price was borrowed under our line of credit. The acquisition will be accounted for as a purchase and the entire purchase price has been allocated to the net present value of renewal revenue from insurance in force at the time of the acquisition and will be amortized over a period of thirty years.

Christiansen & Associates

   Effective January 1, 2000 we acquired the stock and business of Christiansen & Associates for 43,714 shares of common stock at a value of $694,000 and cash and expenses of $128,913. Christiansen is a former independent consulting organization that sold through our BCS division. The acquisition has been accounted for as a purchase and goodwill will be amortized over twenty years.

   In addition to the purchase price, $167,000 cash and 171,632 shares of our common stock are issuable to the former principals of Christiansen & Associates on the attainment of stipulated financial objectives. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty year period.

The Watson Company

   On February 1, 2000, we acquired the assets of The Watson Company for $328,000, cash and expenses, as an expansion of the Banking Practice division. The acquisition has been accounted for as a purchase and the goodwill amortized over twenty years.

   Upon reaching certain stipulated financial goals, former shareholders of The Watson Company will earn the right to receive up to $900,000 of our common stock based on market values at the time of achievement. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty-year period.

Other Developments

Private Placement

   On September 11, 2000, we sold 1,888,887 shares of our common stock in a registered private placement to a group of unaffiliated investors for $25.1 million, net of expenses. The funds were used to complete the CRG acquisition and retire debt. The shares have been registered for sale if any of the investors wish to do so.

Tax Enforcement Policy

   Last year we had reported that the Tax Court had found in favor of the Internal Revenue Service in their efforts to disallow an interest deduction by a company having purchased an executive benefit program funded by a life insurance product known as leveraged COLI. Since then, the IRS has continued to litigate the matter with other companies and has prevailed on three more cases. We have not offered leveraged COLI in our product offerings since 1995. Consequently, we do not expect any adverse effects on our future new business revenue stream. However, because of the varied facts and circumstances surrounding each case, it is impossible to determine the effects of any case on a client's decision to continue or surrender any existing policy. Because of the number of other variables, including adverse tax implications resulting from a surrender of the insurance contracts, it is impossible to predict the ultimate effect, if any, this could have on our future renewal revenues.

   In January 2001, the Treasury Department and the Internal Revenue Service served notice on taxpayers of their intent to consider taxing the equity increase in what are known as "equity split dollar" arrangements, to the individual beneficiary of the coverage. Heretofore, the individual did not sustain a tax liability until the policy was closed and the equity distributed. The implementation of this notice may have a negative impact on our ability to market new equity split dollar arrangements and could potentially affect existing split dollar arrangements.

Earnings Guidance

   Since our initial public offering on August 19, 1998, our Company has increased in both size and complexity resulting from both internal growth as well as acquisitions. Assisting the reader in assessing our financial performance and preparing statements enhance that understanding, has always been one of our goals. In furtherance of this goal, we are including earnings guidance in the form of a projection with this report.

                                        2001 Quarter Ending
                                                                      Full Year
                         March 31    June 30   September 30 December 31   2001
                        ---------- ----------  ------------------------------
Revenue
 First Year...........  $   29,100 $   24,200   $  25,700  $   38,500 $  117,500
 Renewal and Fees.....      28,000     18,100      17,900      24,300     88,300
                        ---------- ----------   ---------  ---------- ----------
         Total........      57,100     42,300      43,600      62,800    205,800
                        ---------- ----------   ---------  ---------- ----------
Gross profit..........      37,200     28,400      29,600      42,700    137,900
                        ---------- ----------   ---------  ---------- ----------
Earnings Before Interest,
Taxes and Amortization..    12,200      4,500       5,400      18,500     40,600
                        ---------- ----------   ---------  ---------- ----------

Net Income............. $    5,300 $      600   $   1,200  $    9,500 $   16,600
                        ========== ==========   =========  ========== ==========
Diluted Shares
Outstanding............ 13,034,000 13,218,000  13,325,000  13,401,000 13,244,000
Diluted Earnings Per
share.................. $     0.41 $     0.05   $    0.09  $     0.71 $     1.25
Contributions by
Division
  Revenue
     Corporate......... $   22,300 $   16,500   $  17,000  $   24,500 $   80,300
     Banking...........     24,500     18,100      18,700      27,000     88,300
     HealthCare........      6,300      4,700       4,800       6,900     22,700
     Compensation            4,000      3,000       3,100       4,400     14,500
                        ---------- ----------   ---------  ---------- ----------
Consulting.............
          Total........ $   57,100 $   42,300   $  43,600  $   62,800 $  205,800
                        ========== ==========   =========  ========== ==========

Earnings Before Interest,
Taxes and Amortization
     Corporate......... $    4,000 $    1,500   $   1,800  $    6,100 $   13,400
     Banking...........      8,700      3,200       3,800      13,100     28,800
     HealthCare........        600        200         300         900      2,000
     Compensation            1,700        600         800       2,600      5,700
Consulting.............
     Holding Company...    (2,800)    (1,000)     (1,300)     (4,200)    (9,300)
                        ---------- ----------   ---------  ---------- ----------
                        $   12,200 $    4,500   $   5,400  $   18,500 $   40,600
                        ========== ==========   =========  ========== ==========

   All of the data in this schedule, constitutes forward-looking statements. They are based on the beliefs of management and information currently available and they are not a guarantee of future performance. Actual results could differ materially from those shown in the forward-looking statement as a result of a number of factors, such as changes in tax legislation, dependence on key consultants, persistency of existing business, credit risk, acquisition risks, competitive factors and pricing pressure, dependence on certain insurance companies, changes in legal and regulatory requirements, general economic conditions and other factors discussed under the caption "Risk Factors".

Revenue Sources and Recognition

   Our operating units derive their revenue primarily from:

   o commissions paid by the insurance companies that underwrite the policies underlying the various benefit programs;

   o program design and administrative service fees paid by clients; and

   o executive compensation and benefit consulting fees.

   Our commission revenue is usually long term and recurring, is typically paid annually and extends for a period of ten years or more after the sale. Commissions paid by insurance companies vary by policy and by program and usually represent a percentage of the premium or the cash surrender value of the insurance policies underlying our program.

   o First Year Revenue. First year revenue is derived from two principal sources; (a) the commission we earn when the client first purchases the policies underlying the program. It is the financial result of our sales efforts. First year revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid by the client, to the insurance company; and (b) fees for the services we perform in advising our clients on their executive compensation programs. These fees are based on a rate per hour arrangement and are earned when the service is rendered and billed to the client.

   o Renewal Commission Revenue. Renewal revenue is the commission we earned based on the premiums on the policies underlying the benefit programs we have sold in prior periods. Renewal revenue is recognized on the date that the renewal premium is due or paid to the insurance company depending on the type of policy. Renewal revenue in future periods, which is not recorded on our balance sheet, is estimated to be approximately $297 million over the next five years. However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates. Over the last five years, we have experienced a persistency rate of approximately 95% of the inforce insurance underlying our programs. However, we can give no assurances that our persistency rate will remain at this level. We intend to do all we can to retain our clients, service their accounts and sustain our persistency.

   o Other Revenue. Other revenue consists of several sources of revenue associated with our operations, including:

   o Various consulting fees we may charge incident to the studies we perform in the development of a specific benefit program;

   o Fees we charge our clients for the administration of their benefit program.

   Both of these fees are recorded as revenue as they are earned in accordance with the governing agreement.

Quarterly Results

   The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

   Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis. We can experience large increases in revenue in the fourth quarter and operating results may be affected by a number of other factors, including:

   o new or enhanced programs and services by us or our competitors and client acceptance or rejection of these programs;

   o program development expenses;

   o competitive, legislative and regulatory changes; and

   o general economic conditions.


                       Mar.      June     Sept.     Dec.     Mar.     June      Sept.    Dec.
                       1999      1999     1999      1999     2000     2000      2000     2000
                     --------  -------- --------  -------- -------- --------  -------- ------
Revenue............  $24,057   $29,714  $25,655   $41,334  $31,147  $24,364   $34,645  $57,457
  % of annual......     19.9%     24.6%    21.2%     34.2%    21.1%    16.5%     23.5%    38.9%
Gross profit.......    9,874    16,681   15,199    25,898   20,263   16,336    22,888   37,322
  Ratio............     41.0%     56.1%    59.2%     62.7%    65.1%    67.0%     66.1%    65.0%
Operating expenses.    6,255    12,202   11,332    15,364   15,013   14,114    17,875   21,705
Amortization.......      620     1,152    1,237     1,361    1,335    1,329     1,933    2,540
Operating income...    2,999     3,327    2,630     9,173    3,915      893     3,080   13,076
  % of revenue.....     12.5%     11.2%    10.3%     22.2%    12.6%     3.7%      8.9%    22.8%
  % of gross profit     30.4%     19.9%    17.3%     35.4%    19.3%     5.5%     13.5%    35.0%
Non-operating income                                                                     1,001
Interest  expense --     496       918      790     1,015      851      847     1,407    1,587
net................
Income taxes.......    1,035       970      804     3,270    1,273     (113)      514    4,151
Net income.........  $ 1,468   $ 1,439  $ 1,036   $ 4,888  $ 1,791  $   159   $ 1,159  $ 8,339
Per  diluted  common $   0.17  $   0.16 $   0.11  $   0.50 $   0.18 $   0.02  $   0.11 $   0.65
share..............


   Many of these factors are beyond our control. Sales cycles often take between twelve to eighteen months, with first year revenue coming from a few large cases. Our revenue is thus difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period.

Results of Operations -- Combined

                                  Years Ended December 31,          % Change
                             ----------------------------------  --------------
                                 2000        1999        1998      00/99  99/98
                             -----------  ---------- ----------- ------- ------
Total revenue..............  $  147,613   $ 120,760  $  74,766      22.2   61.5
Commissions and fees expense    (50,804)    (53,108)   (46,111)     (4.3)  15.2
Gross profit...............      96,809      67,652     28,655      43.1  136.1
          % of total revenue       65.6%        56.0%      38.3%
General and administrative
  expenses.................      68,189      45,153     19,616      51.0  130.2
          % of total revenue       46.2%        37.4%      26.2%
Operating income, excluding
 amortization, and non-recurring
  expenses.................      28,620      22,499      9,039      27.2  148.9
          % of total revenue       19.4%        18.6%      12.1%
Interest-- net.............      (4,692)     (3,219)    (2,601)     45.8   23.8
          % of total revenue        3.2%         2.7%       3.5%
Income taxes...............       8,064       7,866     12,953
          Effective tax rate       33.7%        40.8%     201.2%    (2.5) (39.3)
Income  before  amortization
 and non-recurring   expenses
 and income.................     15,864      11,414     (6,515)     38.9   nmf
          % of total revenue       10.7%         9.5%      (8.7)%
Amortization,  non-recurring
expenses and  non-recurring
income--net of taxes........      4,416       2,583     (6,106)     70.9   nmf

Net income (loss)..........  $   11,448   $   8,831  $    (411)     29.6   nmf
          % of total revenue        7.8%         7.3%      (0.5)%
Per common share
 Basic
  Income before amortization
   and non-recurring items...$     1.48  $     1.26 $    (1.30)     17.4   nmf
  Amortization and non-recurring
   items.................... $     0.41  $     0.29 $    (1.22)     44.1   nmf
  Net income...............  $     1.07  $     0.97 $    (0.08)      9.5   nmf
  Weighted average shares...  10,744,719   9,077,775  5,006,009     18.4   nmf
 Diluted
  Income before amortization
   and non-recurring items.. $     1.46  $     1.22 $    (1.30)     19.1   nmf
  Amortization and non-recurring
  items......................$     0.41  $     0.28 $    (1.22)     46.3   nmf
  Net income...............  $     1.05  $     0.95 $    (0.08)     11.2   nmf
  Weighted average shares...  10,880,094   9,328,939  5,006,009     16.6   nmf


   The following analyses depict the results of each of our operating divisions on a stand-alone basis. No allocation of corporate overhead or interest has been made.

Clark/Bardes Consulting -- Compensation Resource Group

                                  Year Ended December 31,
                                                         Variances-
                              Operating Results         Inc. (Dec.)
                        --------------------------- ---------------
                          2000     1999      1998     00/99    99/98
                        -------- --------  -------- -------- -------
Revenue
  First year.........   $31,660  $33,547   $13,379    (5.6)%  150.7%
  Renewal............    46,928   39,981    32,029    17.4%    24.8%
                        -------  -------   -------    ----     ----
          Total......    78,588   73,528    45,408     6.9%    61.9%
Commission expense...    30,486   36,158    26,350    (15.7)%  37.2%
                        -------  -------   -------    -----    ----
Gross profit.........    48,102   37,370    19,058    28.7%    96.1%
          % of revenue     61.2%    50.8%     42.0%   20.4%    21.1%
                        -------  -------   -------    ----     ----
Expenses
  General and
  administrative.......  22,766   15,525    12,924    46.6%    20.1%
          % of revenue     29.0%    21.1%     28.5%   37.2%   (25.8)%
  Amortization of
  intangibles..........   3,339    2,095       323    59.4%   548.6%
          % of revenue     4.2%     2.8%      0.7%   49.1%    300.6%
                        -------  -------   -------    ----     -----
          Total......    26,105   17,620    13,247    48.2%    33.0%
Operating income.....   $21,997  $19,750   $ 5,811    11.4%   239.9%
          % of revenue     28.0%    26.9%     12.8%    4.2%   109.9%

   Formerly our Clark/Bardes division the division now consists of the original core business as well as the Schoenke, Wiedemann & Johnson, Wamberg Organization, and Compensation Resource Group acquisitions. The Division was reorganized with the acquisition of Compensation Resource Group and renamed Clark/ Bardes Consulting -- Compensation Resource Group.

   In order to streamline the focus of the division, the bank owned life insurance business of this Division will be transferred to the Banking Practice Division, effective January 1, 2001 and the Clark/Bardes Consulting Compensation Resource Group Division will concentrate on non-qualified executive compensation plans.

   Despite a disappointing year for first year revenue, down 5.6% or $1.9 million from 1999, this Division still managed to improve over 1999 by $2.2 million or 11.4% due primarily to a 20.4% increase in the gross profit ratio.

Banking Practice

                                   Year Ended December 31,
                                                        Variances-
                              Operating Results         Inc. (Dec.)
                        --------------------------- ---------------
                          2000     1999      1998     00/99    99/98
                        -------- --------  -------- -------- -------
Revenue
  First year.........   $28,551  $21,614   $23,462    32.1%    (7.9)%
  Renewal............    11,621    9,170     5,896     26.7%   55.5%
                        -------  -------   -------     ----    ----
          Total......    40,172   30,784    29,358    30.5%     4.9%
Commission expense...    17,453   15,057    19,761     15.9%   (23.8)%
                        -------  -------   -------     ----    -----
Gross profit.........    22,719   15,727     9,597    44.5%    63.9%
          % of revenue     56.6%    51.1%     32.7%    10.7%   56.3%
                        -------  -------   -------     ----    ----
Expenses
  General and
  administrative.......  15,293   11,192     4,650    36.6%   140.7%
          % of revenue     38.1%    36.4%     15.8%    4.7%   129.5%
  Amortization of
  intangibles..........   1,232      914       909    34.8%     0.6%
          % of revenue     3.1%     3.0%      3.1%    3.3%    (4.1)%
                        -------  -------   -------     ---     ----
          Total......    16,525   12,106     5,559    36.5%   117.8%
Operating income.....   $ 6,194  $ 3,621   $ 4,038    71.1%   (10.3)%
          % of revenue     15.4%    11.8%     13.8%   31.1%   (14.5)%

     The major component of the Banking Practice Division is Bank Compensation Strategies. Operating income was up 71.1% or $2.6 million over 1999 because of several factors;

   o first year revenue increased 32.1% or $6.9 million

   o renewal revenue was up 26.7% or $2.5 million

   o gross profit increased 44.5% or $7.0 million, to more than offset a $4.4 million or 36.5% increase in operating expenses.

   The year 1999 was a particularly difficult year for the banking division as operating expense increases of $5.9 million offset a $6.2 million gross profit improvement over 1998.

Healthcare Group


                             Year Ended December 31,
                           Operating Results   Variances-
                            2000       1999   Inc. (Dec.)
  Revenue
    First year.........   $16,870    $12,516     34.8%
    Renewal............     5,269      3,932     34.0%
                          -------    -------     ----
            Total......    22,139     16,448     34.6%
  Commission expense...     2,811      1,893     48.5%
                          -------    -------     ----
  Gross profit.........    19,328     14,555     32.8%
            % of revenue     87.3%      88.5%    (1.3)%
                          -------    -------     ----
  Expenses
    General and
    administrative.......  16,932     12,571     34.7%
            % of revenue     76.5%      76.4%     0.1%
    Amortization of
    intangibles..........   1,795      1,361     31.9%
            % of revenue      8.1%       8.3%    (2.0)%
                          -------    -------     ----
            Total......    18,727     13,932     34.4%
  Operating income.....   $   601    $   623     (3.5)%
            % of revenue      2.7%       3.8%   (28.3)%

   The Healthcare Group is the result of our acquiring MCG/Healthcare in April 1999, consequently, 1999 results only reflect nine months of operating performance. On an operating basis, this Division continued to experience the difficulties of healthcare providers, in general. Until the outlook for this industry stabilizes, we do not foresee an appreciable improvement in this Division's financial performance.

Compensation Consulting

                             Year Ended
                            December 31,
                               2000
    Revenue
      First year.........      $6,027
      Renewal............         --
                               -----
              Total......      6,027
    Commission expense...         --
                               -----
    Gross profit.........      6,027
              % of revenue      100.0%
                               ------
    Expenses
      General and
      administrative.......     4,095
              % of revenue       67.9%
      Amortization of
      intangibles..........       626
              % of revenue       10.4%
                               ------
              Total......       4,721
    Operating income.....      $1,306
              % of revenue       21.7%
                                ------

   Although other divisions offer compensation consulting in connection with their benefit plan activities, the acquisition of Pearl Meyer & Partners in June 2000 represented our major initiative into this vital and logical extension of our business.

Results Attributable to Acquisitions

   As an acquirer, our operating results are significantly influenced by the contributions of our acquired businesses. For reporting purposes, we consider the operating results from any business not appearing in four complete quarters as being from acquisitions. After that, they become part of existing business. An analysis of our operating results, separating acquisitions from existing business is as follows:


                                    Twelve Months Ended                     Twelve Months Ended
                                     December 31, 2000                       December 31, 1999
                               Existing AcquisitionCombined            Existing AcquisitionsCombined
       Revenue
         First year........    $68,484    $14,816  $83,300             $55,162    $12,516   $67,678
         Renewal...........     60,135     4,178    64,313              49,223     3,859     53,082
                               -------    ------   -------             -------    ------    -------
                 Total.....    128,619    18,994   147,613             104,385    16,375    120,760
       Commission expense..     44,656     6,148    50,804              57,575    (4,467)    53,108
                               -------    ------   -------             -------    ------    -------
       Gross profit........     83,963    12,846    96,809              46,810    20,842     67,652
       General            and
       administrative           59,594     9,113    68,707              31,324    13,829     45,153
                               -------    ------   -------             -------    ------    -------
         expense...........
       Operating       income
       before                   24,369     3,733    28,102              15,486     7,013     22,499
         amortization......
       Amortization        of    5,373     1,765     7,138               1,907     2,463      4,370
                               -------    ------   -------             -------    ------    -------
       intangibles.........
       Operating income....    $18,996    $1,968   $20,964             $13,579    $4,550    $18,129
                               -------    ------   -------             -------    ------    -------

   In 2000, approximately 12.9% of gross revenue and 9.4% of operating income came from acquisitions while 13.6% of revenue and 25.1% of operating were from acquisitions in 1999. We do not attribute a great deal of significance to these statistics for several reasons:

   o an acquisition's contribution to operating performance in any given period is considerably dependent on the timing of the transaction;

   o as stated, an acquisition, by our definition for this purpose, is one in which it has not yet appeared in four quarters' operating results. As the value of these additions adds to our existing business base, the relative contribution of any subsequent acquisition may diminish; and

   o acquisitions have made, and will continue to make, a substantial contribution to our operating performance and growth, however, the resources dedicated to our acquisition program could have had an impact on the performance of the existing business had the acquisitions not been made.

Corporate General and Administrative Expenses

   In 1999, we established a corporate executive and administrative office in North Barrington, Illinois to house the offices of our Chief Executive Officer, our Chief Operating Officer and to provide direction and coordination for our financial, strategic planning and acquisition activities. This operation began in mid-year 1999 and total expenses for 1999 were $5.9 million. During 2000, the total cost of our Corporate Headquarters amounted to $9.1 million including $518,000 of reorganization expenses, and over $500,000 of expenses relating to acquisitions that were not consummated. Results also include the net loss of $617,000 from the Insurance Alliance Group acquisition, which we expect to eventually become our estate planning division. Excluding this component, Corporate overhead would have been $8.5 million for the year 2000.

Non-Recurring Operating Expense

   In 1998, we recognized a $4.8 million expense for the increased market value of certain put warrants. Other than our employee stock option plans, we do not have any other convertible securities outstanding.

Non-operating Income

   In the fourth quarter of 2000, we received $1.0 million of life insurance proceeds as the result of the death of one of our employees.

Interest Expense -- Net

   Net interest expense was $4.7 million in 2000, a 46.9% increase from the $3.2 million net expense in 1999. Although we enjoyed a favorable $17.9 million of cash flow from operations and received $25.1 million proceeds from the sale of our stock in a private placement, our average net borrowings increased $21.8 million in 2000, which at today's interest rates, accounts for the full amount of the interest expense increase.

   Borrowing increased to support our acquisition program. During 2000, our cash outlays for acquisitions were $59.2 million and $3.5 million for new equipment. In addition, on March 12, 2001 we acquired all the assets and business of Rich, Florin/Solutions, Inc. for a cash payment of $11.3 million all of which was borrowed under our line of credit.

Income Taxes

   Income taxes in 2000 were $5.8 million or an effective tax rate of 33.7% compared with $6.1 million or an effective tax rate of 40.8% in 1999.

   Tax expense in 2000 was reduced by two non-recurring factors:

   o The receipt of $500,000 of state tax refunds -- a direct reduction of our state income tax expense.

   o The receipt of $1.0 million of non-taxable life insurance proceeds as a result of the death of one of our employees.

   Our statutory tax rate is 38%-35% for the federal rate and 4.6% overall for the states, which, when reduced by the federal benefit, is 3%. There are a number of factors that influence our tax rates, the most important of which is the effect of non-deductible amortization arising from our acquisition program. While we make every effort to assure that our tax expense is the lowest we can legally incur, we can give no assurance that our overall effective tax rate can be held to 38%.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources.

                                     2000     1999     1998
                                   -------- -------- ------
  Cash and cash equivalents.....   $7,598   $4,832   $12,102
  Working capital...............   $(2,317) $(1,821) $ 7,155
  Current ratio-- to one........       .95      .93      1.55
  Shareholders'  equity per common $  8.88  $  6.47  $   3.62
  share(1)......................
  Debt to total capitalization(2)     36.5%    40.7%    49.5%
----------

(1) total stockholders' equity divided by actual shares outstanding at year end excluding shares on option

(2) current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

   In addition to our recognized balance sheet assets and liabilities, we have an on going renewal revenue stream, estimated to be $636 million over the next ten years. Discounting these renewals to net present value, adjusted for a 95% persistency rate, at the U.S. Treasury ten year note yield was as follows for the last three years:

                                             2000  $457 million
                                             1999  $312 million
                                             1998  $211 million

   Our balance sheet currently reflects $86.0 million of renewals, in the form of intangible assets attributed to the net present value of renewals from acquired companies purchased through acquisitions. Other than these intangibles, renewals are not reflected on our balance sheet.

   As a financial company with strong operating cash flow, we have little need to retain substantial cash balances. We use the net cash from operating activities to pay down existing debt, fund capital expenditures and finance small acquisitions. We expect that large future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance that such funds will be available and, if so, on terms acceptable to us.

                                                 Year Ended December 31,
                                                    2000       1999      Change
                           Cash flows from (used in):
                             Operations........    $17,918    $12,552    $5,366
                             Investing.........   (62,655)   (40,282)   (22,373)
                             Financing.........    47,503     20,460     27,043

Cash Flows from Operating Activities

   Our cash flow from operations for the twelve months ended December 31, 2000, improved significantly over that of the comparable twelve-month period in 1999. The components were:

                                     Year Ended
                                    December 31,
                                                            Increase/(Decrease)
                                    2000     1999             in Cash flow
                                  -------- --------           ------------
 Net income  (loss) plus non-cash  $19,860  $14,016             $5,844
 expenses......................
 Changes in operating assets and
   liabilities.................    (1,942)  (1,464)               (478)
                                   ------   ------              ------
 Cash   flow    from    operating  $17,918  $12,552             $5,366
 activities....................

   Our working capital ratio at December 31, 2000 was .95 to 1 compared to the ratio of .93 to 1 at December 31, 1999. As an acquiring company, a significant amount of borrowing is done to finance our acquisitions. Because of this and the strong cash generated by operations, management has determined to dedicate all excess cash to the reduction of bank borrowings and, as a result, only cash for reasonably foreseeable needs and expenses is retained. It should be noted that our loan agreements do not impose a working capital covenant or restriction. This is because of the value of our renewal revenue.

   The following table represents the estimated gross renewal revenue associated with our inforce business owned life insurance policies as of December 31, 2000. The projected gross revenue is not adjusted for mortality, lapse or other factors that may impair realization. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future.

                    Clark/ Bardes
                    Consulting
                   Compensation   Banking  HealthCare
                   Resource Group Practice   Group    Total
                   ------------------------------- -------
  2001...........     $71,124    $11,251   $6,084  $ 88,459
  2002...........      68,287      8,546    6,016    82,849
  2003...........      60,917      5,085    5,944    71,946
  2004...........      52,071      5,167    5,810    63,048
  2005...........      50,226      5,206    5,436    60,868
  2006...........      47,418      5,259    5,155    57,832
  2007...........      44,389      5,318    4,901    54,608
  2008...........      42,637      5,368    4,629    52,634
  2009...........      42,744      5,406    4,141    52,291
  2010...........      42,939      5,349    3,605    51,893
                      -------    -------   ------  --------
            Total     $522,752   $61,955   $51,721 $636,428
  December     31,    $322,450   $49,390   $65,406 $437,246
  1999...........

Cash used in Investing Activities

   Acquisitions accounted for $59.2 million of the $62.7 million used in investing activities. The balance was comprised of $3.5 million for purchases of equipment.

   Cash spending for acquisitions included:

                                    The   Wamberg   Organization $  4.8
                                    earn out..................
                                    Insurance Alliances Group.      2.9
                                    Pearl Meyer & Partners....     22.0
                                    Compensation Resource Group    25.1
                                    Forrest, Wagner & Associates    3.5
                                    All Others................       .9
                                                                 ------
                                                                 $ 59.2

   Because of the income tax structure of the companies we seek to acquire, a substantial amount of the purchase price is paid in cash. This is also due, in part, to our desire to avoid diluting our existing shareholders. We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

   On December 28, 1999, we expanded the credit facility negotiated in January 1999 to $100 million with the same group of bank lenders. The new credit facility provided for a revolving credit line and a term loan. The revolving credit portion terminates on December 31, 2002 and it converts to a term loan at the end of each year. The term loan is payable quarterly at the rate of 5% of the year-end balance and $1,250,000 per quarter so the term portion is repaid by December 31, 2004.

   On August 23, 2000, we expanded the credit facility from $100 million to $114.3 million and added another bank to the group of lenders. The principal changes in the structure of the facility are the increase of the working capital limit from $5 million to $10 million and an expansion of the borrowing base. The credit facility contains restrictive covenants requiring mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances, and changes in control.

   The restrictive covenants under the loan agreement provide for:

   o the maintenance of a minimum ratio of fixed charges;

   o a maximum allowable leverage ratio;

   o a minimum amount of stockholders' equity; and,

   o a maximum ratio of debt to capitalization.

   We were in compliance with all restrictive covenants as of December 31, 2000.

   In an effort to reduce interest costs, all cash beyond reasonably foreseeable needs is used to pay down debt. In September, we sold 1,888,887 shares of common stock to for $25.1 million in a private placement. Approximately $22.0 million was used to pay the debt on our acquisition credit facility.

   Depending upon adherence to the criteria in our loan agreements at the time of draw down, we had $57.8 million available under our credit lines at December 31, 2000.

   We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations. We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to represent approximately $367 million over the next five years. However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

   As our business grows, our working capital and capital expenditures requirements will also continue to increase. There can be no assurance, that the net cash flows from operations will be sufficient to meet our anticipated requirements or that we will not require additional debt or equity financing within this time frame. We may continue to issue stock to finance future acquisitions.

Market Risk

   Our primary market risk exposure is to changes in interest rates related to of our line of credit. At December 31, 2000, we had total outstanding indebtedness of $64.6 million, or approximately 36.5% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in interest rates for borrowings through the use of interest rate swaps to mitigate interest rate risk and to effectively lock the interest rate on a portion of our variable debt.

   Interest on borrowings under our line of credit is based on one of two factors, at our option, at the time the funds are borrowed:

   o U.S. prime rate, published in the Wall Street Journal, which will float, as adjusted, for as long as this segment of borrowing is outstanding; or,

   o London InterBank offered rate, which is based on the published rate at the time of the borrowing and remains fixed at that rate for as long as this segment, or any part of it, is outstanding.

   We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 12.5% of our outstanding debt was subject to fixed rates with a weighted average of 10.0% at December 31, 2000. An additional 79.2% of our outstanding debt at December 31, 2000, was effectively locked at an interest rate of 6.5% plus a spread based on our leverage ratio, through an interest rate swap agreement for a notional amount of $44.8 million. We regularly review interest rate exposure on outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

   The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates totaling $64.6 million.


                                                    Expected Maturity Date
                     2001      2002     2003     2004      2005   Thereafter Total  Fair Value
                   --------  -------- -------- --------  -------- ----------------- ----------
Liabilities
Long term debt
  Fixed rate.....   $   948   $ 1,046  $ 1,154  $ 1,274    $1,407   $2,244   $8,073   $ 8,073
  Average interest
    rate.........     10.0%     10.0%    10.0%    10.0%     10.0%     10.0%
  Variable rate:
  U.S. Prime.....   $ 1,400   $ 1,400  $ 1,400  $ 1,400    $1,400   $   --   $7,000   $ 7,000
  London Interbank
    Offered......   $14,900   $12,920  $11,336  $10,069    $ 275    $   --   $49,500  $49,500
  Average interest
    rate.........      8.9%      8.9%     8.9%     8.9%      8.9%      0.0%
Interest Rate
  Derivatives
Interest rate swaps
  Variable to fixed $36,500   $26,500  $16,500  $ 6,500    $1,000   $   --
  Notional amount
  Average pay rate     6.29%     6.29%    6.29%    6.29%    6.29%     0.00%
  Average  receive     6.32%     6.37%    6.46%    6.84%    7.24%
rate.............

   The table incorporates only those exposures that exist as of December 31, 2000, and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

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

Impact of Year 2000

   In late 1999, we completed our remediation and testing of systems for year 2000 compliance. As a result of past planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems, and we believe those systems successfully responded to the year 2000 date change. We expensed approximately $400,000 during 1999 in connection with remediating our systems. We did not experience any material problems resulting from year 2000 issues, either with products, internal systems, or the products and services of third parties.

Recent Accounting Pronouncements

Securities and Exchange Commission Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements

   SAB No. 101 became effective in 2000. SAB 101 gives the SEC's guidance on the applicability of generally accepted accounting principles to revenue recognition on financial statements. We have been in compliance with SAB No. 101 and its adoption did not to have any impact on our net income or stockholders' equity.

FASB Accounting Standard -- Derivatives and Hedging Activities

   As of January 1, 2001, CBH will adopt Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June 1998 together with its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities (issued in June 1999 and June 2000, respectively are collectively referred to as Statement 133).

   Because of our minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on our earnings or financial position. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

   Prior to January 1, 2001, we also used interest rate swap contracts for hedging purposes. The net amount paid or received and net amounts accrued through the end of the accounting period were included in interest expense.

                                  RISK FACTORS

Risks Related to Our Industry

   The risks described below are not the only risks we face. Any of the following risks could have a material adverse effect on our business, financial condition and operating results. Additional risks and uncertainties of which we are unaware or currently believe may be immaterial may also impair our business operations. You should carefully consider these risks in reviewing this Form 10-K, and these risks qualify, in their entirety, each forward looking statement herein.

Unfavorable federal tax legislation.

   Many of the compensation and benefit programs we design and implement for our clients are funded by specifically designed life insurance products. The life insurance products underlying these compensation and benefit programs currently offer a number of tax advantages, such as:

   Previous administrations have sought to reduce the income tax advantages of life insurance funded benefit plans. Although we believe such proposals do not have widespread support in Congress, we cannot predict the effect that any amendments will have on our future revenue.

   If any changes in federal tax laws reduce or eliminate these advantages, many policies could be surrendered. As a result, we could lose a substantial amount of renewal income and our ability to write new business could be curtailed.

Federal and state regulations.

   State governments extensively regulate life insurance activities. We sell our insurance products in all 50 states through licensed insurance producers operating as independent agents as well as Company owned offices. States have broad powers over licensing, payments of commissions, business practices, policy forms and premium rates. Insurance laws related to licensing, marketing activities and the receipt of commissions vary from state to state. While we have not encountered regulatory problems in the past, we cannot assure you that we and the consultants through whom we sell, will always be in compliance with all applicable regulatory requirements of each state.

   While the federal government does not directly regulate the marketing of most insurance products, some products, such as variable life insurance, must be registered under the federal securities laws. As a result, our consultants selling these products must be registered representatives of a broker-dealer registered with the National Association of Securities Dealers. While we have not had any regulatory problems in the past related to these products, we cannot be sure that we or our consultants will not have regulatory problems in the future.

U.S. Treasury and Internal Revenue Service policies

   During the past two years, the Internal Revenue Service ("IRS") has begun two major enforcement initiatives:

   (1) To disallow the interest deduction on certain leveraged COLI programs sold prior to 1995. To our knowledge, the IRS has prevailed on every issue it has litigated.

   While we stopped selling leveraged COLI products since 1995 and we do not expect any adverse impact on our revenue, it is impossible to determine the impact of this enforcement initiated or a client's decision to continue or surrender an existing policy.

   (2) Under a recently issued Treasury Notice, the IRS and the Treasury Department are advising companies of their intent to recant the tax treatment accorded so called "equity split dollar arrangements" wherein the individual insured would be taxed on the increase in his or her equity in the underlying policy.

   We are working with a number of industry groups in an effort to mitigate the impact of this Treasury Notice. It is impossible to assess the impact of this enforcement initiated on our business, at this time.

A small number of insurance companies.

   We depend heavily on a select group of insurance companies to underwrite the insurance policies underlying the programs we sell. During 2000, 20 life insurance companies underwrote substantially all of the insurance policies underlying our clients' programs. Seven of these companies accounted for approximately 53.6% of 1999 first year commission revenue and 66.3% of our first year commission revenue for the year ended December 31, 2000. While we are confident they will, we cannot be sure that these relationships will continue or if we will be able to develop relationships with other insurance companies.

Changes in the market and the economy.

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

Risks Related to Our Company

Competition.

   Our business is highly competitive. We compete with consulting firms, insurance agents, brokers, third party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Clark/Bardes Consulting -- Compensation Resource Group division include; Management Compensation Group, Newport Group, TBG Financial, and The Todd Organization.

   The competitors of our Banking Practice division include The Benefit Marketing Group; Harris, Crouch, Miller, Scott, Long and Mann; and individual insurance agents where community banks are located. Additionally, the community banking industry is constantly consolidating, which may reduce the number of potential bank clients for our division. The primary competition for our Healthcare Group division is Hewitt Associates, Towers, Perrin; Mercer Consulting Group and Hay Group Inc.

   Although Pearl Meyer & Partners is one of the best established firms in the high level executive compensation consulting market, there are a number of firms that offer this service.

   We also face competition from either from large, diversified financial services firms willing and able to expend the resources to gain market share or from large direct competitors that choose to pursue an acquisition or consolidation strategy similar to ours.

Key consultants.

   Before our acquisition of The Wamberg Organization, it was our largest independent consultant organization and accounted for approximately 17.5% of our total revenue in 1998 and 15.2% of our total revenue for the eight month period ended August 31, 1999. The offices operated by our three largest consultants collectively accounted for approximately 22.3% of our total revenue in 1999 and 10.8% of our total revenue for 2000. We enter agency agreements with our consultants in which they agree not to compete with us for a period of time and after their relationship with us terminates. From time to time, we or our consultants have terminated relationships. We cannot be sure if a consultant relationship will be terminated in the future. We cannot be sure that the non-competition provisions in the agreements will be honored or enforceable.

Policy persistency.

   We derive a substantial portion of our revenue from business owned life insurance and other financial instruments that underlie our clients' compensation and benefit programs and are maintained year after year. Persistency is the extent to which the premium and commission on a given policy repeat year after year. High persistency rates are especially important to our Clark/Bardes Consulting -- Compensation Resource Group and Banking Practice divisions since we derive a substantial portion of our revenue from these two divisions in the form of renewal commissions and fees. If a business purchaser chooses to let a policy lapse, we will stop receiving any renewal commissions and fees. In the past, we have had high persistency rates, but we cannot assure you that we will continue to have them in the future.

Key personnel.

   Our performance depends largely on the performance of our executive officers and key employees. It is important to us to keep and motivate high quality personnel, especially our management, consultants and program development teams. The loss of the services of any of our key employees particularly W. T. Wamberg, chairman of our board of directors and chief executive officer, William L. MacDonald, president of Clark/Bardes Consulting -- Compensation Resource Group, Richard C. Chapman, president of Banking Practice, Donald C. Wegmiller, president of Healthcare Group and Pearl Meyer, president of Pearl Meyer & Partners division, could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that we will be successful in retaining our key personnel.

Our acquisition strategy.

   Since September 1997, we have completed fourteen acquisitions. At any point in time, we may also be considering several other potential acquisitions. Future acquisitions may require substantial expenditures that will be financed through cash from operations, bank debt as well as future debt and/or equity offerings. We cannot assure you that funds will be available through the capital markets and, if so, on terms acceptable to us.

   Acquisitions involve numerous risks, including:

   o the diversion of our management's time and attention to the negotiation of the acquisition and to the assimilation of the businesses acquired;

   o the possible need to modify financial and other systems and add management resources;

   o the potential liabilities of the acquired businesses; and,

   o unforeseen difficulties in the acquired operations.

   An acquisition may not produce the revenue and profits we expect. Thus, an acquisition that fails to meet our expectations could have a material adverse effect on our business, financial condition and operating results.

Intangible assets.

   When we acquire a company, we normally acquire little in the way of tangible assets such as receivables, furniture and the like. Therefore, virtually the entire purchase price is allocated to intangible assets. Two important elements of our intangible assets affect our cash flow:

   o the present value of inforce revenue is the net discounted cash flow form the book of business of those companies having future renewal revenue at the time we acquired them; and

   o a potential future tax benefit over the next fifteen years. Approximately $141.1 million of our gross intangible assets are expected to be tax deductible.

   Net intangible assets arising from our purchased businesses consist of the following:

                                                            2000     1999
                               Present  value of inforce $ 85,962  $59,284
                               revenue.................
                               Goodwill................    78,419   34,440
                               Non-competition                992    1,267
                                                         --------  -------
                               agreements..............
                                                         $165,373  $94,991
                               Total assets............      75.2%    76.1%
                               Stockholders' equity....     146.9%   152.3%

   The amounts allocated to inforce revenue are determined using the discounted cash flow of future commission adjusted for expected persistency, mortality and associated costs. The balance of the excess purchased price over the net tangible assets is allocated to goodwill. The inforce revenue is amortized over its period of duration, which is normally twenty to thirty years. Many factors outside our control determine the persistency of our inforce business and we cannot be sure that the value we allocated will ultimately be realized.

   Goodwill  is  being   amortized  over  periods  of  twenty  to  forty  years.
Non-competition agreements are amortized over five to ten years, according to the terms of the agreements.

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

Fluctuations in revenues and operating results.

   Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis. Because many of our clients' programs are implemented late in the year, we can experience large increases in both first year and renewal revenue in the fourth quarter. Operating results are also affected by a number of other factors, including:

   o new or enhanced programs and services by us or our competitors and client acceptance or rejection;

   o program development expenses;

   o timing of significant sales;

   o demand for our administrative services;

   o competitive, legislative and regulatory conditions in our industry; and,

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

W.T. Wamberg ownership.

   W.T. Wamberg, our Chairman and Chief Executive Officer, owns 18.5% of our outstanding common stock. As a result, Mr. Wamberg is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of Clark/Bardes Holdings that may otherwise be beneficial to you.

Delaware law and our charter documents could prevent an unsolicited takeover.

   Delaware law, as well as provisions of our certificate of incorporation and bylaws, could discourage unsolicited proposals to acquire us, even though such a proposal may be beneficial to you. These provisions include:

   o a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms;

   o our Board's authority to issue shares of preferred stock without shareholder approval; and

   o provisions of Delaware law that restrict many business combinations and provide that directors serving on staggered boards of directors, such as ours, may be removed only for cause.

   In addition,  we have adopted a  stockholder  rights plan that could  further discourage attempts to acquire control of us. These provisions of our certificate of incorporation, bylaws and Delaware law could discourage tender offers or other transactions that might otherwise result in your receiving a premium over the market price for our common stock.

Failure to achieve projected operating results.

   In our press release of February 28, 2001, announcing the operating results for the fourth quarter and full year of 2000, we published a quarterly, revenue, net revenue and earnings per share projection. This projection was based on our best and most informed estimate at the time of its preparation but we can offer no assurance that it will be achieved.

   Failure to achieve the projected results could have a severely adverse impact on the market price of our common stock.

Litigation.

   During the past year, three lawsuits were filed against us. While we intend to contest these actions and are confident we will prevail, we can offer no assurance that we will.

   In addition, while our insurance carriers have acknowledged coverage in one of the cases, a loss of this case could damage our business reputation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information required by this item is incorporated by reference from the Liquidity and Capital Resources section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in pages 46 through 47 of this Form 10-K.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is hereby incorporated by reference from our proxy statement for the 2001 annual meeting of our stockholders under the captions "Proposal One -- Election of Directors," and "Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is hereby incorporated by reference from our 2001 proxy statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is hereby incorporated by reference from our 2001 proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is hereby incorporated by reference from our 2001 proxy statement under the caption "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)The following documents are filed as part of this report:

   (1) Financial Statements

        Report of Independent Auditors

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Operations for each of the years ended

        December 31, 2000, 1999, and 1998

        Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2000, 1999, and 1998

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

                           CLARK/BARDES HOLDINGS, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                        Page
            Report of Independent Auditors............   F-2
            Consolidated  Balance  Sheets as of December
            31, 2000 and 1999........................    F-3
            Consolidated  Statements of  Operations  for
            the years ended December 31, 2000,
            1999, and 1998............................   F-4
            Consolidated   Statements  of  Stockholders'
            Equity for the years ended December 31, 2000,
            1999 and 1998............................... F-5
            Consolidated  Statements  of Cash  Flows for
            the years ended December 31, 2000, 1999,
            and 1998...................................  F-6
            Notes to Consolidated Financial Statements   F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Clark/Bardes Holdings, Inc.

   We have audited the accompanying consolidated balance sheets of Clark/Bardes Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clark/Bardes Holdings, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                         ERNST & YOUNG LLP

Dallas, Texas
February 23, 2001

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                        2000      1999
                                                     --------- -------
                                                     (dollars in thousands
                                                     except share amounts)
                                       ASSETS

 Current Assets
   Cash and cash equivalents......................    $ 7,598   $ 4,832
   Accounts and notes receivable,  net of allowances
 of $555                                               31,134    18,295
      and $347, respectively......................
   Deposits, advances and prepayments.............      2,809     1,123
   Deferred tax asset.............................      1,861       947
                                                      -------   -------
           Total current assets...................     43,402    25,197
 Intangible Assets-- net
   Present value of in force revenue..............     85,962    59,284
   Goodwill.......................................     78,419    34,440
   Non competition agreements.....................        992     1,267
                                                      -------   -------
                                                      165,373    94,991
 Equipment and Leasehold Improvements-- Net.......      8,376     4,505
 Other Assets.....................................      2,704       831
                                                      -------   -------
           Total assets...........................    $219,855  $125,524
                                                      ========  ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable...............................    $10,786   $ 4,100
   Commissions and fees...........................      7,541     3,475
   Income taxes...................................      4,121     4,350
   Accrued liabilities............................     10,123     7,841
   Deferred income................................      1,180        --
   Debt maturing within one year..................     11,968     7,252
                                                      -------   -------
           Total current liabilities..............     45,719    27,018
 Deferred Tax Liability...........................      7,228       665
 Deferred Compensation............................      1,745        --
 Long Term Debt...................................     52,605    35,473
 Stockholders' Equity
   Preferred stock
      Authorized --  1,000,000   shares;   $.01  par
 value, none                                               --        --
       issued.....................................
   Common stock
      Authorized-- 20,000,000 shares; $.01 par value
      Issued and  outstanding -- 12,675,309  in 2000
 and                                                      127        96
       9,629,999 in 1999..........................
   Paid in capital................................     88,810    50,099
   Retained earnings..............................     23,621    12,173
                                                      -------   -------
           Total stockholders' equity.............    112,558    62,368
                                                      -------   -------
           Total   Liabilities   and   Stockholders'  $219,855  $125,524
                                                      ========  ========
 Equity...........................................
 Related  party  balances   included  in  the  above
 accounts                                             $    64   $    20
   Accounts receivable -- officers and directors...
   Accounts receivable-- affiliates...............    $    --   $   461
   Commissions and fees payable...................    $    25   $    26

See accompanying notes to financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                 2000        1999         1998
                                             ----------- -----------  --------
                                              (dollars in thousands except share
                                                           amounts)
REVENUES
  Commissions and service fees.............   $ 147,021    $119,158     $ 72,264
  Other....................................         592       1,602        2,502
                                              ---------    --------     --------
                                                147,613     120,760       74,766
Commission and fee expenses................      50,804      53,108       46,111
                                              ---------    --------     --------
Gross profit...............................      96,809      67,652       28,655
                                              ---------    --------     --------
OPERATING EXPENSES
  General and administrative...............      68,189      45,153       19,616
  Amortization of intangibles..............       7,138       4,370        1,232
  Put warrants.............................          --          --        4,800
  Acquisition integration and reorganization        518          --           --
                                              ---------    --------     --------
                                                 75,845      49,523       25,648
                                              ---------    --------     --------
OPERATING INCOME...........................      20,964      18,129        3,007
NON-OPERATING INCOME.......................       1,001          --           --
INTEREST
  Income...................................         278         329          565
  Expense..................................      (4,970)     (3,548)     (3,166)
                                              ---------    --------     --------
                                                 (4,692)     (3,219)     (2,601)
                                              ---------    --------     --------
Income before taxes........................      17,273      14,910          406
Income taxes...............................       5,825       6,079          817
                                              ---------    --------     --------
NET INCOME (LOSS)..........................   $  11,448    $  8,831     $  (411)
                                              =========    ========     ========
BASIC NET INCOME (LOSS) PER COMMON SHARE
Net income (loss)..........................   $     1.07   $    0.97    $ (0.08)
                                              ==========   =========   =========
Weighted average shares....................   10,744,718   9,077,775   5,006,009
                                              ==========   =========   =========
DILUTED NET INCOME (LOSS) PER COMMON SHARE
Net income (loss)..........................   $     1.05   $    0.95    $ (0.08)
                                              ==========   =========   =========
Weighted average shares....................   10,880,093   9,328,939   5,006,009
                                              ==========   =========   =========
Transactions with related parties
  Commissions and service fees.............   $      --    $  1,434     $  1,585
  Commission and fee expenses..............   $      25    $  8,071     $  8,068
  General and administrative expense.......   $     154    $     45     $     --

    See accompanying notes to financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Common Stock
                                     Common Stock                    in Treasury                    Total
                                                        Paid in                       Retained  Stockholders'
                                   Shares    Amount     Capital   Shares     Amount   Earnings  Equity (Deficit)
                                 --------- ---------  -------------------  --------- ---------------------------
                                                 (dollars in thousands except share amounts)
Balance at January 1, 1998....   5,959,140   $5,162         --  (2,737,130)  $(14,031) $3,189      $(5,680)
  Decrease  in  note receivable
   from related party for treasury
   stock purchased.................                                               471                  471
  Distribution to S Corp.
    shareholders..............                                                         (3,346)      (3,346)
  Redemption   of  common  stock
   warrants......................                        (100)                                       (100)
  Issuance  of  common  stock in
   initial public offering (net of
   expenses).................... 4,000,000       40     31,707                                      31,747
  Retirement of treasury  shares
   and S Corp. conversion.......(2,737,130) (5,346)   (12,124) 2,737,130    13,560     3,910           --
  Issuance of common stock....    166,965       218      1,999                                       2,217
  Conversion of 8.5% subordinated
   note.........................   813,560         8      4,792                                       4,800
  Net (loss)..................                                                           (411)        (411)
                                  -------    ------    -------   -------     ------    ------      -------
Balance at December 31, 1998..   8,202,535       82     26,274        --         --     3,342       29,698
  Decrease in note receivable
   from related party for treasury
   stock purchased................                          89                                          89
  Issuance  of  common  stock in
   connection with acquisitions..  426,214        4      6,857                                       6,861
  Sale of stock in a private
    placement.................   1,000,000       10     16,868                                      16,878
  Exercise of stock options...      1,250        --         11                                          11
  Net income..................                                                          8,831        8,831
                                  -------    ------    -------   -------     ------    ------      -------
Balance at December 31, 1999..   9,629,999       96     50,099        --         --    12,173       62,368
  Issuance of common stock in
   connection with acquisitions. 1,035,433       10     12,947                                      12,957
  Sale  of  stock  in a  private
   placement net of expenses.... 1,888,887       19     25,098                                      25,117
  Exercise  of stock  options --
   net of redemptions...........   120,990        2        666                                         668
  Net income..................                                                         11,448       11,448
                                  -------    ------    -------   -------     ------    ------      -------
Balance at December 31, 2000..  12,675,309   $  127    $88,810        --     $   --    $23,621     $112,558
                                ==========   ======    =======   =======     ======    =======     ========

                 See accompanying notes to financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           Year Ended December 31,
                                           2000      1999      1998
                                        --------- --------- -------
                                           (dollars in thousands)
OPERATING ACTIVITIES
  Net income (loss)..................    $11,448   $ 8,831   $  (411)
  Adjustments  to reconcile  net income
  (loss) to cash provided by operating
  activities:
     Depreciation and amortization...      8,898     5,232     1,571
     Allowance  for losses on  interest
      and notes.........................    (486)      (47)      316
     Changes  in  operating  assets and
     liabilities
       Accounts receivable...........     (9,855)   (6,576)     (300)
       Deposits and advances.........       (265)     (542)      (59)
       Deferred tax asset-- current..        731      (588)     (607)
       Other assets..................       (741)     (201)     (203)
       Accounts payable..............      5,940    (3,522)    1,783
       Commissions and fees payable..      2,753        40       689
       Income taxes payable..........       (229)    3,822       528
       Accrued liabilities...........     (3,689)    5,190       654
       Deferred income...............        797        --        --
       Deferred tax liability........        871       913        --
       Deferred compensation.........      1,745        --        --
                                         -------   -------   -------
Cash provided by operating activities     17,918    12,552     3,961
                                         -------   -------   -------
INVESTING ACTIVITIES
  Purchase of businesses.............    (59,158)  (38,470)  (18,353)
  Purchases of equipment.............     (3,497)   (1,812)     (801)
                                         -------   -------   -------
Cash used in investing activities....    (62,655)  (40,282)  (19,154)
                                         -------   -------   -------
FINANCING ACTIVITIES
  Proceeds from borrowings...........     63,100    57,000        31
  Repayment of borrowings............    (41,251)  (53,507)  (10,137)
  Issuance of common stock...........     25,117    16,878    37,135
  Exercise of stock options..........        530        --        --
  Notes receivable...................          7        89       163
  Dividends..........................         --        --    (3,680)
                                         -------   -------   -------
Cash provided by financing activities     47,503    20,460    23,512
                                         -------   -------   -------
INCREASE (DECREASE) IN CASH..........      2,766    (7,270)    8,319
Cash and Cash  Equivalents at Beginning
of the Year..........................      4,832    12,102     3,783
                                          -------   -------   -------
Cash  and  Cash  Equivalents  at End of
the Year.............................    $ 7,598   $ 4,832   $12,102
                                         =======   =======   =======

                 See accompanying notes to financial statements

                  CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

        (Tables shown in thousands of dollars, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements include the accounts of Clark/Bardes Holdings, Inc. (CBH) and its wholly owned subsidiaries. Through its four operating divisions, Clark/Bardes Consulting-Compensation Resource Group, Banking Practice, Healthcare Group and Pearl Meyer & Partners, CBH designs, markets and administers life insurance products, compensation, and benefit programs to U.S. corporations, banks and healthcare organizations. CBH assists its clients in using customized life insurance products to generate capital, finance long-term benefit liabilities, and supplement and secure benefits for key employees. In addition, CBH provides long-term administrative services for executive benefits and insurance and provides compensation consulting services.

   Basis of Presentation -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation, have been included. All intercompany amounts and transactions have been eliminated in the accompanying consolidated financial statements.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   Cash and Cash Equivalents -- CBH considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. CBH has cash balances at financial institutions in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. Uninsured cash in bank balances aggregated approximately $7.0 million and $4.3 million at December 31, 2000 and 1999, respectively. CBI has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

   Fair Value of Financial Instruments -- The book values of cash and cash equivalents, accounts and notes receivable, accounts payable, commissions and fees payable and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. The carrying value of CBH's long-term debt does not differ significantly from its fair value.

   Equipment and Leasehold Improvements -- Equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation expense is provided in amounts sufficient to relate the cost of assets to operations over the estimated service lives using an accelerated method. CBH depreciates furniture, equipment and computer software over periods of three to seven years while leasehold improvements are amortized over the lease period.

   Intangible Assets -- CBH has intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Intangible assets consist of the net present value of future cash flows from existing business at the acquisition date, non-compete agreements with the former owners and goodwill. The amortization periods for the non-compete agreements are 5 years and 10 years. The net present value of future cash flows is amortized over 20 to 30 years (the expected average policy duration). Goodwill is being amortized over a 20 to 40 year period on a straight-line basis. Amortization expense was $7.1 million in 2000, $4.4 million in 1999 and $1.2 million in 1998, respectively. CBH's policy, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, is to review intangible and other long-lived assets for impairment on an annual basis or whenever changes in circumstances indicate that an impairment might exist. When any indicators are present, the estimated undiscounted cash flows are compared to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. Any write-downs are treated as permanent reductions in the carrying amount of the asset.

   Revenue -- First year commissions are recognized as revenue at the time the policy application is substantially completed, the premium is paid and the insured party is contractually committed to purchase the insurance policy. Renewal commission revenue is recognized when the premium or commission is due or paid. CBH is notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are infrequent and minor. Revenue associated with policies to be surrendered is not recognized. Cancellations or other adjustments are accounted for in the period where an adjustment is determined to be necessary and are not significant. Service fees are received annually on the policy anniversary date. Fees related to future services to be provided are recognized as the services are rendered and fees for program design and placement are recognized in a manner consistent with commissions. Fees for compensation and benefit consulting services are based on an agreed hourly rate over the period services are rendered. Fees for benefit consulting services are recognized on a percentage of completion basis as related costs are incurred over the duration of the project.

   CBH generated in excess of 25% of its revenue in 2000 from 17 clients, in 1999 from 8 clients, and in 1998 from 8 clients, respectively, creating a concentration of credit risk. Approximately 15.2% and 17.5% of CBI's commission and fee revenue for the years ended December 31, 1999 and 1998 respectively, was generated by The Wamberg Organization, which was wholly owned by CBH's Chairman and Chief Executive Officer and acquired by CBH on September 1, 1999. Substantially, all of the policies underlying the programs marketed by CBH are underwritten by 20 life insurance companies, of which seven accounted for approximately 66.3%, 63.1% and 76.3% of CBI's first-year commission revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

   Commissions and Fee Expense -- Commissions and fee expense comprise the portion of the total commission revenue that is earned by and paid to both Company and independent sales consultants.

   Advertising -- Advertising and marketing costs provided to third parties are charged to operations when incurred. Total expenses for 2000, 1999 and 1998 were $803,000, $1,080,000 and $289,000, respectively.

   Income Taxes -- In connection with its initial public offering, CBH ceased to be taxed as an S corporation and became subject to federal and state income taxation as a C corporation. As an S corporation, CBH's income, whether or not distributed, was taxed directly to the stockholders for federal and certain state income tax purposes. On August 1, 1998, the effective date of change in tax status, CBH recorded the deferred tax effect of the difference between the tax bases and book bases of its assets and liabilities on its balance sheet.

     Securities and Exchange Commission Staff Accounting Bulletin No. 101-- Revenue Recognition in Financial Statements-- SAB No. 101 became effective in the first quarter of 2000. CBH's revenue recognition policy has been in accordance with SAB No. 101 and therefore its adoption did not have any impact on CBH's revenue recognition policies.

   Derivatives Financial Instruments -- As of January 1, 2001, CBH will adopt Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities (issued in June 1999 and June 2000, respectively and collectively referred to as Statement 133).

   Because of our minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on our earnings or financial position. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

   Prior to January 1, 2001, the Company used interest rate swap contracts for hedging purposes. The net amount paid or received and net amounts accrued through the end of the accounting period were included in interest expense.

   Reclassifications -- CBH has made minor reclassifications of certain prior years' amounts to conform to the current year's presentation.

2. ACQUISITIONS

   Following is a description of the Company's acquisitions made during 2000, 1999 and 1998. The results of operations for each acquired entity have been included in the accompanying statements of operations as of the effective date of the respective acquisition.

   Forrest, Wagner & Associates -- On October 23, 2000, CBH acquired all of the outstanding stock of Forrest, Wagner & Associates, Inc. ("FWA") for a purchase price of $4.2 million, including expenses, of which $3.5 million was paid in cash at the closing. The remaining $750,000 is payable upon the achievement of certain financial criteria by December 31, 2004.

   FWA  is  a  Phoenix,   Arizona  based  firm  specializing  in  marketing  and
administering non-qualified executive benefit plans funded primarily by Company owned life insurance. FWA was affiliated with Compensation Resource Group, Inc.

   The acquisition has been accounted for as a purchase with $2.7 million of the purchase price amortized based on the net present value of future renewal revenue over twenty years. The balance of the purchase price, when made, will be accounted for as goodwill and amortized over the remainder of the initial twenty-year period.

   Compensation Resource Group, Inc. -- On September 6, 2000, CBH acquired all the issued and outstanding capital stock of Compensation Resource Group ("CRG") for a total purchase price of $30.5 million, not including acquisition expenses, consisting of the following:

(i)    a cash payment to the CRG selling shareholders of $11.4 million;


(ii) the issuance by CBH of 596,463 shares of its common stock, having an aggregate value of $6.1 million based on the closing price on September 5, 2000; and


(iii)  the repayment of approximately $13.0 million of CRG's long-term debt.


   Acquisition expenses were $735,000.

   CRG is an executive compensation and benefits organization that provides the design, marketing and administration of non-qualified benefit plans. CRG is headquartered in Los Angeles, California and has affiliated offices in seven other cities. Prior to the acquisition, there was no material relationship between CRG and CBH.

   The $25.1 million cash portion of the purchase price was borrowed under CBH's credit facility with Bank One.

   Coincident with this acquisition, CBH entered into a bonus arrangement for certain key executives and employees of CRG. This arrangement will provide for the payment of bonuses of up to $20 million if certain stipulated financial objectives are achieved during the years ended December 31, 2003 to 2005.

   The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the present value of in-force revenue and amortized over a period of thirty years and $11.4 million allocated to goodwill which will be amortized over twenty years.

   The unaudited financial information below presents the results of CBH and CRG as if the acquisition had occurred on January 1, 1999.

                                                         Twelve Months Ended
                                                            December 31,
                                                           2000      1999
                                 Pro Forma
                                   Revenue............   $181,787  $148,487
                                   Net income.........      9,500     5,957
                                   Diluted     earnings
                                    per share............     .84      .60

   Pearl Meyer & Partners, Inc. -- On June 21, 2000, CBH acquired all of the issued and outstanding capital stock of Pearl Meyer & Partners, Inc. for a total purchase price of $25.9 million, not including expenses. The purchase price consisted of a cash payment of $21.9 million and the issuance of 250,000 shares of CBH common stock with a value of $4.0 million. Acquisition expenses were $720,000. The $22.6 million cash portion of the purchase price was borrowed under CBH's line of credit.

   The acquisition has been accounted for as a purchase and goodwill of $23.5 million will be amortized over a twenty-year period.

   In addition to the initial purchase price, $2.0 million of additional cash consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the eighteen months subsequent to the purchase. This payment, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty-year period.

   Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became CBH's fourth operating division. Prior to the acquisition, there was no material relationship between CBH and Pearl Meyer.

   The unaudited pro forma information below presents the results of CBH and Pearl Meyer & Partners as if the acquisition had occurred on January 1, 1999.

                                                         Twelve Months Ended
                                                            December 31,
                                                           2000      1999
                                 Pro Forma
                                   Revenue............   $154,557  $133,339
                                   Net income.........     12,143     7,562
                                   Diluted     earnings
                                   per share............     1.10       .79

     W.M. Sheehan & Company, Inc.-- On June 13, 2000, CBH acquired certain assets, principally working capital and equipment, and assumed certain liabilities of W. M. Sheehan & Company, Inc. ("Sheehan"). The purchase price was $367,000 cash. The acquisition has been accounted for as a purchase and the goodwill will be amortized over twenty years.

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

     Insurance Alliances Group, Inc.-- On May 5, 2000, CBH acquired the business of Insurance Alliances Group, Inc. ("IAG"). There were no assets or liabilities acquired or assumed. IAG is a Stamford, Connecticut insurance firm specializing in executive estate planning.

   The purchase price for the business was $3.5 million consisting of $2.8 million cash and 49,143 shares of CBH common stock having a value of $713,000. The cash portion of the purchase price was borrowed under CBH's line of credit. The acquisition will be accounted for as a purchase and the entire purchase price has been allocated to the net present value of renewal revenue from insurance in force at the time of the acquisition and will be amortized over a period of thirty years.

   Christiansen & Associates -- Effective January 1, 2000, CBH acquired the stock and business of Christiansen & Associates for 43,714 shares of common stock at a value of $694,000 and cash and expenses of $128,913. Christiansen is a former BCS consultant organization. The acquisition has been accounted for as a purchase and the goodwill will be amortized over twenty years.

   In addition to the purchase price, $167,000 cash and 171,632 shares of CBH common stock are issuable to the former principals of Christiansen & Associates on the attainment of stipulated financial objectives. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty year period.

   The Watson Company -- On February 1, 2000, CBH acquired the assets of The Watson Company for $328,000 cash and expenses as an expansion of the Bank Compensation Consulting practice of BCS. The acquisition has been accounted for as a purchase and the purchase price will be amortized over twenty years.

   Upon reaching certain stipulated financial goals, former shareholders of The Watson Company will earn the right to receive up to $900,000 of CBH common stock based on market values at the time of achievement. These payments, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty year period.

   Banking Consultants of America (BCA) -- Effective October 1, 1999, CBH purchased certain assets and the businesses of Banking Consultants of America and Financial Institution Services, Inc. for a purchase price of $1.4 million and expenses of $28,000. BCA is a regional provider of insurance products to banks and was absorbed by CBH's Banking Practice division. BCA has been accounted for as a purchase and the entire purchase price was allocated to the net present value of the future cash flows of BCA's projected renewal revenues.

   The Wamberg Organization and Wamberg Financial Corporation -- On September 1, 1999, CBH purchased certain assets and assumed certain liabilities of The Wamberg Organization and purchased all of the outstanding stock of Wamberg Financial Corporation for a total purchase price of $18.0 million consisting of:

(i)   a cash payment to The Wamberg Organization of $12.4 million;

(ii) a cash payment to W. T. Wamberg of $50,000 for his shares of Wamberg Financial Corporation;

(iii) a direct payment of $1.5 million for two outstanding loans;

(iv) assumption of a $3.8 million note for the purchase of a corporate aircraft; and,

(v)   expenses of approximately $265,000.


   The $14.2 million cash portion of the purchase price was funded from CBH's existing cash balances. In addition, the asset purchase agreement provides for the payment of an additional $11.9 million upon the attainment of certain stipulated annual financial objectives starting with the period ended December
31, 1999 through December 31, 2002. As of December 31, 1999 and 2000, the financial objectives for those years have been met and a total cash payment of $5.0 million was made to W. T. Wamberg and recorded as additional purchase price. In accordance with the asset purchase agreement, all renewal revenue acquired as of September 1, 1999, remaining inforce on December 31, 2018, will revert to Mr. Wamberg.

     The sole shareholder of The Wamberg Organization and Wamberg Financial Corporation was W. T. Wamberg, Chairman of CBH. The Wamberg Organization has historically been CBH's largest single consultant, accounting for 17.5% of revenue in 1998 and 15.2% in 1999. Upon consummation of the September 1, 1999 acquisition, Mr. Wamberg became President and Chief Executive Officer of Clark/Bardes Holdings, Inc.

   The tangible assets acquired consisted primarily of receivables, equipment, and an aircraft. Subsequent to the acquisition, the Company sold the aircraft to an unaffiliated leasing company for a gain of $502,000 -- net of tax, and simultaneously leased it back for a ten year period. The gain was not recognized in income and has been recorded as a reduction of the purchase price. The proceeds from the sale were applied to a full repayment of the related note. The monthly rental under the lease is $27,924 or $335,000 per year. In the five years ended December 31, 2004, total rental will be $1,675,000.

   The Wamberg Organization leases its 11,085 square feet of office space from an entity controlled by Mr. Wamberg for an annual rental of $150,000, under a lease expiring on February 21, 2009.

   On January 4, 1999, CBH purchased the right to receive approximately 27.5% of the commissions on renewal revenue from certain inforce policies existing on June 30, 1998, due The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with the acquisition of the assets and liabilities of The Wamberg Organization, CBH purchased all of the renewal revenue not acquired and the original January 4, 1999 agreement was superseded. Accordingly, an unamortized balance of $6.9 million at September 1, 1999 under that agreement was combined with the purchase price under the acquisition agreement. The combined purchase price was allocated to the net present value of future revenue to be received until September 1, 2018. Excluding any payments that may be made by virtue of achieving the stipulated annual financial objectives, the total price of The Wamberg Organization and Wamberg Financial Corporation was $24.9 million, including the $6.9 million unamortized balance of the January 4 purchase.

   The acquisition of The Wamberg Organization and Wamberg Financial Corporation has been accounted for as a purchase. The pro forma information below presents the results of operations including those of the Wamberg entities as if the acquisition occurred on January 1, 1998.

                                                             Year Ended
                                                            December 31,
                                                           1999      1998
                                  Pro Forma:
                                    Revenues...........  $120,760  $74,766
                                    Net income.........     6,751      725
                                    Diluted earnings
                                     per share.............   .72      .13

   National Institute for Community Banking -- On May 18, 1999, CBH acquired all of the issued and outstanding capital stock of National Institute for Community Banking (NICB) by merging it with and into CBH in exchange for a total of 484,303 shares of CBH common stock. By agreement, the effective date of the NICB acquisition was January 1, 1999. NICB was an independent consultant affiliated with Bank Compensation Strategies.

   Of the total, 99,851 shares were issued at the closing and 384,452 shares are issuable upon attaining stipulated revenue and income goals over the four-year period 1999 to 2002. No other consideration was given. The value of the shares received by the selling shareholders was $1.6 million based on CBH's closing price on May 18, 1999. Any subsequent shares issued will be accounted for as additional consideration based on their value at the time of issuance and will increase future amortization expense. The selling shareholders achieved their financial performance goals for 1999 and, on January 26, 2000 an additional 96,113 shares having a value of $1.4 million were issued to them. They did not meet their performance goal for 2000.

   The acquisition of NICB has been accounted for as a purchase. The entire cost of the NICB acquisition has been allocated to goodwill and is being amortized over twenty-five years.

   MCG/Healthcare -- On April 5, 1999, CBH purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/HealthCare, a Minnesota corporation, for a purchase price of $35.9 million consisting of:

(i)   a cash payment of $13.8 million;

(ii)  a promissory note for $8.7 million;

(iii) 326,363 shares of CBH common stock, having an aggregate value of $5.3 million based on the closing price on April 5, 1999;

(iv)  the direct payment of $3.6 million for outstanding loans;

(v)   the assumption of $4.2 million of liabilities; and,

(vi)  $372,000 of closing costs.

   The assets acquired included cash, receivables and equipment in addition to all intellectual property, customer files, computer software and related licenses. The liabilities assumed include commissions, employee benefits and operating expenses. The $17.7 million cash portion of the purchase price was funded by a borrowing under CBH's credit facility. The promissory note is payable in thirty-two equal quarterly installments of principal and interest at 10% per annum commencing on April 5, 2000. The promissory note is partially secured by a personal guarantee of W. T. Wamberg, Chairman and Chief Executive Office of Clark/ Bardes Holdings.

   MCG/HealthCare is a 161 employee executive benefit consulting organization servicing the healthcare industry. MCG/HealthCare is headquartered in Minneapolis, Minnesota. Prior to the acquisition described above, there was no material relationship between CBH and MCG/HealthCare.

   The acquisition of MCG/HealthCare has been accounted for as a purchase. The pro forma information below presents the results of CBH and MCG/HealthCare as if the acquisition had occurred on January 1, 1999.

                                                        Year Ended December 31,
                                                           1999        1998
                             Pro Forma:
                               Revenues...............    $126,518    $100,876
                               Net income (loss)......      7,464      (1,826)
                               Diluted  earnings (loss)
                                per share.................    .79        (.34)

   Schoenke Companies -- On September 1, 1998, CBH acquired substantially all of the assets, and the book of business of Schoenke & Associates Corporation and Schoenke & Associates Securities Corporation based in Germantown, Maryland. The Schoenke Companies specialize in designing and administering benefit programs for companies.

   The purchase price was $17.0 million plus related expenses of approximately $98,000. The purchase price was comprised of $15.0 million in cash and a promissory note in the principal amount of $2.0 million. CBH allocated approximately $768,000 of the purchase price to tangible assets acquired and the remaining $16 million was allocated to the net present value of estimated realizable future cash flows embedded in the existing inforce book of business. This intangible asset is being amortized over thirty years which approximates the average policy duration based on the terms of the policies and prevailing practices for such benefit programs.

   The pro forma information below presents the results of CBI and Schoenke combined as if the acquisition had occurred January 1, 1998:

                                                             Year Ended
                                                          December 31, 1998
                                   Pro Forma:
                                     Revenues...........      $79,744
                                     Net income.........           96
                                     Diluted earnings
                                      per share............       .01

   Wiedemann & Johnson Company -- On November 1, 1998, CBH acquired substantially all of the assets and 75% of the book of business of Wiedemann & Johnson Company based in Dallas, Texas. The Wiedemann & Johnson Company specializes in designing, and administering benefit programs for companies. CBH accounted for the acquisition as a purchase and has included the operating results of the Wiedemann & Johnson Companies in the financial statements commencing from the acquisition date.

   The purchase price was $6.0 million plus related expenses of approximately $54,000. The purchase price was comprised of $4.0 million in cash and $2.0 million in common stock represented by 142,857 shares at an agreed upon price per share. CBH allocated approximately $40,000 of the purchase price to tangible assets acquired and $6.0 million to the net present value of estimated realizable future cash flow embedded in the in-force book of business. This intangible asset is being amortized over thirty years, which approximates the average policy duration based on the terms of the policies.

   Bank Compensation Strategies -- On September 1, 1997, CBI acquired substantially all of the assets and the book of business of Bank Compensation Strategies Group (BCS), a Minneapolis, Minnesota based life insurance agency engaged in designing and marketing life insurance policies and related compensation, salary and benefit plans. The purchase price was $24.4 million. The purchase price was comprised of $13.5 million in cash and promissory notes for $10.5 million. CBH allocated $1.2 million of the purchase price to non-compete agreements, $19.1 million to goodwill and $4.1 million to the net present value of the realizable cash flows embedded in the inforce book of business.

3. INTANGIBLES

   Intangible assets represent the excess of the purchase price over the fair values of the tangible assets of acquired businesses. The classification of the amounts determined and allocated to the respective intangible assets are:

                                               December 31,
                                              2000     1999
 Present  value of future  cash  flows from $ 94,328 $ 62,711 in force revenue........................
 Goodwill................................     82,330   36,427
 Non competition agreements..............      1,750    1,750
                                            -------- --------
                                             178,408  100,888
 Accumulated amortization................    (13,035)  (5,897)
                                            -------- --------
 Net.....................................   $165,373 $ 94,991
                                            ======== ========

   The amortization periods for these assets are:

   o present value of future cash flows from inforce revenues are amortized over 20 to 30 years, a period representative of the policy duration;

   o goodwill is amortized over periods of 20 to 40 years; and

   o non competition agreements are amortized over 5 to 10 years, the terms of the agreements.

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   Major classifications of equipment and leasehold improvements are as follows:

                                                                   December 31,
                                                                   2000    1999
                          Computer  software,  office  furniture  $10,938 $6,458
                          and equipment.......................
                          Leasehold improvements..............     1,655     503
                                                                  ------  ------
                                                                  12,593   6,961
                          Accumulated depreciation and
                          amortization........................   (4,217) (2,456)
                                                                  ------  ------
                                                                  $8,376  $4,505

   Depreciation expense was $1,760,000, $862,000 and $338,000 for the years 2000, 1999 and 1998, respectively.

5. TAXES

   Prior to July 31, 1998, CBH elected to be taxed under subchapter S of the Internal Revenue Code. Under this election, CBH did not pay federal income taxes on its taxable income. Instead, the stockholders were liable for individual federal income tax on CBH's taxable income as determined under the cash basis method of accounting. Income taxes, as shown in the accompanying financial statements for periods prior to July 31, 1998, consist primarily of state franchise and income taxes.

   In connection with its Initial Public Offering, on August 19, 1998, CBH ceased to be an S corporation and became subject to federal income taxation as a C corporation. At July 31, 1998 the tax bases of CBH's net assets was approximately $1.8 million higher than the financial statement bases because of cash to accrual basis conversion balances and the accumulated amortization of intangible assets.

   In the period ended July 31, 1998, CBH had a pre Initial Public Offering loss of $3.8 million, which was passed on to the S corporation shareholders.

   Income tax expense (benefit) consists of the following components:

                                                   Year Ended December 31,
                                                   2000    1999     1998
                                                 ------- -------  ------
                                  Current:
                                    Federal....   $3,941  $4,848   $1,230
                                    State    and
                                  local........      289     856      194
                                  Deferred:
                                    Federal....    1,458     319     (524)
                                    State    and
                                  local........      137      56      (83)
                                                  ------  ------   ------
                                                  $5,825  $6,079   $  817
                                                  ======  ======   ======

   A reconciliation of the 2000 and 1999 income tax expense computed by applying the statutory rate to income before income taxes to the actual taxes is as follows:

                                                                 Year Ended
                                                                December 31,
                                                                2000   1999
                              U.S. Federal statutory rate...   $6,046  $5,069
                              State   income   tax --  net  of
                              federal benefit...............      518     895
                              Non-taxable    life    insurance
                              proceed.......................     (350)    --
                              Tax liability adjustment......     (411)    --
                              Other-- net...................       22    115
                                                               ------  -----
                                                               $5,825  $6,079

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              Year Ended
                                                             December 31,
                                                             2000     1999
                                Deferred tax liabilities:
                                  Intangible assets......  $ 7,883    $ 912
                                                            ------    -----
                                Deferred tax assets:
                                  Cash     to      accrual
                                adjustment...............     235      495
                                  Accrued  liabilities and
                                other....................   1,529      699
                                  Net operating loss.....     752       --
                                                           ------    -----
                                                            2,516     1,194
                                Net  deferred  tax  assets
                                (liabilities)............  $(5,367)  $ 282
                                                            =======   =====

   In assessing the realizability of deferred tax assets, management considers the likelihood that some portion or all of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, management believes it is more likely than not that CBH will realize the benefits of these deductible differences. Accordingly, no valuation allowance is deemed necessary.

6. LONG TERM DEBT

                                                      December 31,
                                                    2000     1999
             Term loan payable to banks.........   $49,500  $28,000
             Revolving  credit  loan  payable  to
             banks..............................     7,000    5,000
             Notes payable to former  shareholder
             of acquired businesses..............    8,073    9,725
                                                     ------   ------
                                                    64,573   42,725
             Less current maturities............    11,968    7,252
                                                    ------   ------
                                                   $52,605  $35,473

   Credit Facility -- On December 28, 1999, CBH expanded the credit facility negotiated in January 1999 to $100 million with the same group of bank lenders. The new credit facility provided for a revolving credit and a term loan. At the end of each year, borrowings under the revolving credit are converted to a five-year term loan. The revolving credit portion terminates on December 31, 2002. The term loan is payable quarterly at the rate of 5% of the year end balance and $1,250,000 per quarter so the term portion is repaid by December 31, 2004.

   On August 23, 2000, CBH expanded the December 28, 1999 credit facility from $100 million to $114.3 million and added another bank to the existing group of lenders. The principal changes in the structure of the facility are the increase of the working capital limit from $5 million to $10 million and an expansion of the borrowing base. The credit facility contains restrictive covenants requiring mandatory prepayments under certain conditions, financial reporting and compliance certificates, maintenance of financial ratios, restrictions on guarantees and additional indebtedness, limitations on mergers and acquisitions, prohibition of cash dividends, limitation on investments, loans, and advances, and changes in control. All of the assets of CBI, including the CBI stock owned by CBH, are pledged as collateral under this Agreement.

   The restrictive covenants under the loan agreement provide for:

a.    the maintenance of a minimum ratio of fixed charges;


b.    a maximum allowable leverage ratio;


c.    a minimum amount of net worth (stockholders' equity); and,


d.    a maximum ratio of debt to capitalization.


   CBH was in compliance with all its restrictive covenants as of December 31, 2000.

   CBH is obligated to pay a commitment fee based on the daily average of undrawn funds under the credit agreement. The fee is a minimum of .25% and a maximum of .50% based on the ratio of consolidated indebtedness to income before interest, taxes, depreciation and amortization for the most recent four quarters on a rolling quarterly basis. A ratio of one to one produces the lowest fee and three to one, or more, produces the highest.

   CBH capitalized $522,000 of costs in connection with the refinancing as Other Assets on the balance sheet at December 31, 1999. These costs are being amortized over the life of the agreements.

   Interest on the outstanding indebtedness is at a spread over the Eurodollar (London InterBank Offered) rate or a base rate equal to the prime rate plus 1/2%, at CBH's choice. The Eurodollar rate remains fixed for the period that portion of the loan is outstanding and the base rate floats with changes in the prime rate.

   Coincident with the credit facility, CBH entered into two interest rate swap agreements with a bank affiliated with the lending group to set the interest rates. The first agreement went into effect on July 6, 1999 and sets the underlying LIBOR-based interest rate at 5.76% on $15 million of the debt. The second agreement went into effect on January 18, 2000 and sets the underlying LIBOR-based rate at 5.29% on $15 million of the debt. On June 29, 2000, a third interest rate swap went into effect, setting the underlying LIBOR based at interest rate 7.24% on $20.0 million of debt. The combined notional amount of the underlying swap agreements was $44.8 million at December 31, 2000 and declines at the rate of $2.5 million, per quarter, until December 31, 2004.

     Phynque, Inc. Notes. In connection with the purchase of Phynque, Inc. d/b/a Management Compensation Group/HealthCare, CBI issued an $8,724,000 promissory note payable in thirty-two equal quarterly installments of principal and interest at 10%. A portion of the promissory note is guaranteed personally by W.
T. Wamberg, Chairman and Chief Executive Officer of CBI and CBH.

   At December 31, 2000, future payments under all financing arrangements are as follows:

                                2001.... $  8,772
                                2002....    8,480
                                2003....    8,216
                                2004....    7,983
                                2005....    7,630
                                Thereafter 23,492

7. STOCKHOLDERS' EQUITY

   In June 1998, Clark/Bardes, Inc., a Texas corporation (the Predecessor Company) was merged with Clark/Bardes, Inc., a Delaware corporation, a wholly owned subsidiary of Clark/Bardes Holdings, Inc. Each existing shareholder of the Predecessor Company received one-half share of Clark/Bardes Holdings, Inc. in exchange for each share held and a return of capital distribution was made to them. In accounting for this distribution, all of the existing shareholders' investment, treasury shares and retained earnings were transferred to paid in capital.

   All of the foregoing was done in connection with an initial public offering. As part of the initial public offering, CBH redeemed previously issued warrants to purchase 1,525,424 shares of the Company's stock for $4.9 million of which $4.8 million was charged to expense during 1998.

   In August 1998, CBH sold 4 million shares of common stock in an initial public offering for net proceeds of $31.7 million.

   Other significant equity transactions in 1998 were:

   o The conversion of $4.8 million of 8.5% convertible subordinated notes into 813,559 shares at $5.90 per share;

   o The issuance of 24,108 shares to the former President of the former Clark/Bardes division under a bonus arrangement; and

   o The issuance of 142,857 shares, having a market value of $2 million, to the controlling shareholders of Wiedemann & Johnson Company in partial payment for the purchased assets of that Company.

   In July 1998, the Board of Directors approved the authorization of 1,000,000 shares of $.01 par value junior participating preferred stock. No shares have been issued as of December 31, 2000.

   On June 7, 1999, CBH sold 1,000,000 shares of common stock to Conning Insurance Capital Partnership V, L.P. for $16.9 million in a private placement transaction. The proceeds from this sale were used for debt reduction and acquisitions.

   During 1999, CBH also issued shares of its common stock in connection with certain acquisitions:

   o 326,363 shares, having a market value of $5.3 million were issued to the controlling shareholders of Phynque, Inc. in partial payment for the purchase of the assets of that Company.

   o 99,851 shares, having a market value of $1.6 million were issued to the shareholders of National Institute for Community Banking in exchange for all of the outstanding shares of that Company. Up to 384,452 additional shares are issuable upon attainment of stipulated performance objectives.

   On September 11, 2000, CBH sold 1,888,887 shares of common stock to a group of investors for $25.1 million, net of expenses, in a private placement transaction. The proceeds from this sale were used for debt reduction and an acquisition. The shares were sold to the investors for $13.50 per share and have been registered for resale by the investors.

   During 2000, CBH also issued shares of common stock in connection with acquisitions:

   o 96,113 shares, having a market value of $1.4 million were issued to the shareholders of National Institute of Community Banking in connection with the attainment of certain stipulated performance objectives at the time of the acquisition.

   o 43,714 shares, having a market value of $694,000 were issued in acquiring the business of Christiansen & Associates, producing consultants for Bank Compensation Strategies.

   o 49,143 shares, having a market value of $713,000 were issued in connection with the acquisition of Insurance Alliances Group as partial payment for the assets and business of that company.

   o 250,000 shares, having a market value of $4.0 million, as partial payment for the acquisition of all the issued stock of Pearl Meyer & Partners.

   o 596,463 shares, having a market value of $6.1 million, as partial payment for the acquisition of all the issued common stock of Compensation Resource Group, Inc.

   A number of option holders exercised their options to purchase 120,990 net of shares exchanged in payment during the year. The excess of the market value of the shares issued over the shares received in exchange was $405,000 and produced a federal income tax benefit of $245,000.

8. FINANCIAL INSTRUMENTS

   Derivative Financial Instruments. The Company uses derivatives only for hedging purposes. The following is a summary of the Company's risk management strategies and the effect of these strategies on the Company's consolidated financial statements.

   Cash Flow Hedging Strategy. CBH has entered into three interest-rate sway agreements for interest-rate risk exposure management purposes. The interest-rate swap agreement utilized by CBH effectively modifies CBH's exposure to interest rate risk by converting CBH's floating rate debt to a fixed rate based on LIBOR. The notional amounts of the swaps at December 31, 2000 was $45.5 million and is scheduled to decline as the debt matures. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

   During the year, CBH had a net gain of $160,000 as a result of its hedging activities. In addition, CBH had hedged $44.8 million of its long term debt as of December 31, 2000 under its swap agreements. The fair value of the net hedged position was $7,000.

   Concentrations of credit risk. Financial instruments that potentially subject CBH to significant concentrations of credit risk consist principally of cash, trade accounts receivable, and derivatives.

   CBH maintains cash and cash equivalents and short term investments only with financial institutions having the highest ratings of liquidity. Concentration of credit risk with respect to accounts receivable are limited because of the high quality of the carriers' credit ratings. CBH's revenue recognition policy, among other things, precludes recognition of first year revenue until the client has paid the premium. CBH is exposed to credit risk in the event of non-performance by counterparties to derivative instruments. CBH limits this exposure by entering into its swap arrangements by one of the members of its group of lending banks.

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

      Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

      Long- and short-term debt: The carrying amounts of the Company's borrowing under its short-term revolving credit arrangements approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

      Interest Rate Swaps: The fair values of the Company's interest rate swaps are estimated based on the net present value of the net pay/receive differences on swaps in place as of December 31, 2000.

   The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                          December 31,
                                                      2000             1999
                                                ---------------- ---------------
                                                Carrying  Fair   Carrying  Fair
                                                 Amount   Value   Amount   Value
                           Cash     and    cash
                           equivalent.........   $7,598  $7,598   $4,832  $4,832
                           Accounts receivable   31,134  31,134   18,695  18,695
                           Accounts payable...   10,786  10,786    4,100   4,100
                           Short-term debt....   11,968  11,968    7,252   7,252
                           Long-term debt.....   52,605  52,605   35,473  35,473
                           Interest rate swaps       --       7       --      --

9. BENEFIT PLANS

   Incentive Stock Option Plan. The Incentive Stock Option Plan provided certain employees options to purchase shares for $4.80 and $7.00 per share; 540,830 shares of common stock were reserved for issuance under this plan and 190,832 shares were granted. No additional options may be granted under this program. The $4.80 and $7.00 options became fully vested at the date of the Initial Public Offering. The options expire ten years from the grant date and are voided within 90 days of the employee's termination or one year from date of death.

   Director Option. On April 2, 1997, CBH granted stock options to a member of the Board of Directors for 100,000 shares at an exercise price of $4.80. These options were issued in conjunction with services provided to CBH as an advisor to the Board of Directors and for future participation as a member of CBH's Board of Directors. These options vest at the rate of 2,776 shares per month beginning July 1, 1998. The fair value of the common stock at the date of grant was $4.80 as determined by CBH's Board of Directors based on a recent stock transaction; accordingly, no compensation expense has been recorded.

   1998 Stock Option Plan. In 1998, the Board of Directors approved a stock option plan providing for certain employees, directors and consultants to purchase shares at the fair market value at the time the option is granted. The Plan is administered by a committee of non-employee directors who have full discretion to determine participation, vesting and term of the option, at the time of the grant providing that no option may have a term greater than ten years from the date of the grant to purchase shares at the fair market value at the time the option is granted. A total of 2,000,000 shares are reserved for issuance under this plan.

   The following table summarizes the combined status of all three of CBH's stock options plans.

                                                   Weighted Average
                                        Options    Exercise Price
      Outstanding  at  January 1,
      1998.....................         290,832       $ 5.93
        Granted................         380,689       $ 9.00
        Exercised..............             --
        Forfeited..............             --
                                        -------
      Outstanding   at   December
      31, 1998.................         671,521       $ 7.67
        Granted................         586,323       $15.52
        Exercised..............         (1,250)       $ 9.00
        Forfeited..............         (18,750)      $16.30
                                        -------
      Outstanding   at   December
      31, 1999.................       1,237,842       $11.51
        Granted................         338,100       $12.89
        Exercised..............         (167,866)     $ 6.35
        Forfeited..............         (30,800)      $12.51
                                        -------
      Outstanding   at   December
      31, 2000.................         1,377,276     $12.56
      Exercisable   at   December
      31, 2000.................           770,741     $11.91

   The options granted in 1999 include 276,600 issued to executives and employees of the Healthcare Group division in connection with the acquisition of Phynque, Inc. d/b/a Management Compensation Group HealthCare. These options vest at the rate of 20% per year beginning in 1999 but are subject to certain forfeiture provisions if the division fails to attain certain financial performance goals.

   The following table summarizes the stock options outstanding and exercisable:

                Options Outstanding                  Options Exercisable
                             Weighted    Weighted               Weighted
                              Average     Average                Average
   Range of      Number      Remaining   Exercise    Number     Exercise
Exercise PricesOutstandingContractual Life Price   Exercisable    Price
                                        (years)
 $      4.80     68,799        6.2        $  4.80    52,124      $  4.80
 $      7.00     79,167        6.2        $  7.00    79,167      $  7.00
 $      9.00    340,689        6.2        $  9.00   222,789      $  9.00
 $10.06-$10.19  150,800        7.5        $ 10.13    52,000      $ 10.13
 $14.25-$14.75  201,000        7.0        $ 14.65   124,772      $ 14.65
 $15.00-$15.93   87,000        8.3        $ 15.19    13,263      $ 15.19
 $16.63-$16.94  375,044        8.2        $ 16.64   204,349      $ 16.64
 $     17.00     37,500        7.6        $ 17.00     2,500      $ 17.00
 $     18.13     37,277        4.8        $ 18.13    19,777      $ 18.13
                 ------                              ------
               1,377,276                            770,741

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

   The pro forma information regarding net income and earnings per share required by SFAS 123 has been determined as if CBH had accounted for its stock based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively:

                                                      2000   1999   1998
                                                     ------------- -----
                                  Dividend yield...   None    None  None
                                  Volatility.......   64.3%  185.0% 73.0%
                                  Risk-free
                                  interest rates...    5.1%   6.3%   4.7%
                                  Expected      life
                                  (years)..........     6      6      6

   The estimated average fair values of options outstanding in 2000, 1999, and 1998 were $9.03, $9.88 and $4.59 respectively. Had compensation cost for CBH's stock-based compensation plans been determined in accordance with SFAS No. 123, CBH's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

           Year Ended December 31,              2000   1999   1998
-------------------------------------------   ------- ------ -----
Net income (loss)
  As reported..............................   $11,448 $8,831 $(411)
  Pro forma................................   $10,668 $7,777 $(977)
Diluted   earnings   (loss)  per  common  and
common equivalent
  share                                       $   1.05$   .95$ (.08)
  As reported..............................
  Pro forma................................   $    .98$   .83$ (.20)

   These pro forma amounts are not likely to be representative of the effect on reported net income for future years.

   Savings   Investment   Plan.  The  Savings   Investment  Plan  is  a  defined
contribution profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, covering substantially all eligible employees. At CBH's discretion, CBH may contribute up to 100% of an eligible participant's contributions to the Plan up to a maximum of 3% of salary. Company contributions to the Plan were $746,000, $388,000, and $214,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

   Stock Purchase Plan. On July 10, 1998, the Board of Directors adopted the Stock Purchase Plan, under which a total of 200,000 shares of common stock have been reserved for issuance. Any employee who has been employed by CBH for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

   The Stock Purchase Plan consists of eight semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 1999, 2000, 2001 and 2002, and terminating on June 30 and December 31 of each such year. The maximum number of shares issued in such years will be 50,000 in 1999, and 50,000 plus the number of unissued shares from prior offerings for each of 2000, 2001 and 2002. The price of the shares under each offering segment is 85% of the lower of the closing market price on the day before the offering period begins or on the day the offering period ends.

   CBH has, for the four expired periods prior to December 31, 2000, determined that it will purchase the requisite shares on the open market and has not issued any additional shares to fulfill this obligation. Future fulfillment under this Plan may be made through open market purchases or unissued shares, at CBH's discretion.

   CBH employees purchased 49,780 shares of CBH common stock at an average cost, to them, of $10.34. CBH's open market purchases of these shares for the employees were made at an average cost of $12.78. Accordingly, CBH's cost of this program was $95,000 including administrative expenses.

   Key Executive Life Insurance. CBH maintains key man life insurance policies of $22.0 million on its Chairman and Chief Executive Officer and policies ranging from $4.0 to $8.5 million on certain other key executives.

10. COMMITMENTS

   Leases -- CBH conducts operations from leased office facilities. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ended December 31, 2000.

   Rental expense for the years ended December 31, 2000, 1999, and, 1998 was $4.1 million, $2.0 million, and $916,000, respectively.

   At December 31, 2000, approximate minimum rental commitments under all non-cancelable leases having terms in excess of a year are as follows:

                                             2001....   $5,426
                                             2002....    5,042
                                             2003....    4,717
                                             2004....    4,448
                                             2005....    3,858
                                             Thereafter  8,915

11. RELATED PARTY TRANSACTIONS

   A summary of CBH's related party balances and transactions at December 31, 2000, 1999 and 1998 and for the years then ended are:

                                            2000  1999   1998
                                           ------------ -----
      Balances:
        Accounts  receivable --  officers
      and directors....................   $  64 $   20     --
        Accounts receivable-- affiliates -- $ 461 $ 872 Commissions and fees payable... $ 25 $ 26 --
        Debt maturing within one year..      --     -- $  425
        Long term debt.................      --     -- $6,113
      Transactions:
        Commissions and service fees...      -- $1,434 $1,585
        Commission and fee expense.....   $  25 $8,071 $8,068
        General    and     administrative
         expense........................  $ 154 $   45     --

   CBH has entered into compensation and employment agreements with certain key employees. The agreements provide for an indefinite employment term, compensation, stock bonuses, expense reimbursements and participation in benefit plans and are subject to the employees' compliance with certain provisions. In addition, nine administrative employees of the Company's Healthcare Group are entitled to a severance payment in the event they voluntarily terminate their employment. This was an obligation of MCG/ HealthCare at the time of its acquisition and was $1.1 million at December 31, 2000.

   CBH and its Chairman and Chief Executive Officer, Mr. Wamberg, were parties to a Principal Office Agreement dated July 29, 1993, pursuant to which The Wamberg Organization marketed, life insurance and administrative and consulting services on behalf of CBH, and CBH furnished support to The Wamberg Organization. Pursuant to the terms of the Principal Office Agreement, The Wamberg Organization was paid approximately $8.1 million and $8.1 million in 1999, 1998, respectively, for commissions and fees earned. This agreement was subsequently terminated on September 1, 1999, as a result of the acquisition of The Wamberg Organization.

   CBH has transactions with affiliated entities. CBH provides services for these affiliates and is reimbursed for these services at the Company's respective costs. Among these affiliates is Clark/Bardes Financial Services, Inc. a registered broker-dealer through which CBH sells all its securities products and receives a commission.

12. EARNINGS PER SHARE

   The following table sets forth the computation of historical basic and diluted earnings per share:

                                          2000       1999      1998
                                       ---------- --------- -------
                                           (dollars in thousands)
 Numerator:
   Net   income   (loss)   for   basic
    earnings per share..............   $   11,448  $  8,831 $    (411)
                                        ----------  -------- ---------
   Numerator for diluted  earnings per
    share...........................   $   11,448  $  8,831 $    (411)
                                        ==========  ======== =========
 Denominator:
   Basic    earnings   per   share  --
    weighted average shares...........  10,744,719 9,077,775 5,006,009
  Effect of dilutive securities:
   Stock options....................      135,375   251,164         *
                                       ----------  -------- ---------
   Diluted   earnings   per   share --
    weighted average shares plus
    assumed conversions                10,880,094  9,328,939 5,006,009
                                       ==========  ========= =========
 Per share:
   Basic earnings (loss)............   $      1.07 $    0.97$    (0.08)
                                       =========== ===================
   Diluted earnings (loss)..........   $      1.05 $    0.95$    (0.08)
                                       =========== ===================
----------

* The effects of options and convertible debt have not been included as such effects would be antidilutive.

13. SIGNIFICANT RISKS AND UNCERTAINTIES

   Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations; therefore the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in tax legislation and policy. Amendments to the federal tax laws enacted in 1996 and 1997 reduced the advantages of certain business owned life insurance programs.

   During the past two years, a number of U.S. corporations have been faced with a significant income tax liability as a result of Internal Revenue Service challenges and court rulings disallowing interest deductions related to a program known as a leveraged COLI. Although CBH stopped selling leveraged COLI programs in June 1997, this development may cause some current holders of leveraged COLI policies to elect to surrender their policies, which could reduce the amount of commissions that CBH would realize from the total pool of leveraged COLI policies.

   In addition, the Internal Revenue Service has begun a new initiative with respect to certain aspects of split-dollar insurance known as "equity split-dollar." Under this initiative, the individual insured could suffer adverse income tax consequences over the term of the policy.

14. SEGMENTS AND RELATED INFORMATION

   CBH has four reportable segments:

Clark/Bardes Consulting -- Compensation Resources Group
Clark/Bardes Consulting -- Banking Practice
Clark/Bardes Consulting -- Healthcare Group
Compensation Consulting

   On September 6, CBH acquired all of the outstanding common stock of Compensation Resource Group, Inc. (CRG) an independent company specializing in the design, marketing and administration of non-qualified executive compensation plans using company owned life insurance (COLI) products. In acquiring CRG, CBH reorganized this divisions as follows:

   o The division formerly known as Clark/Bardes was renamed Clark/Bardes Consulting -- Compensation Resource Group and will consist of a Los Angeles, California headquarters with service centers in Dallas, Texas and Bethesda, Maryland.

   o In 1999, CBH reported Clark/Bardes of Washington, D.C. (formerly Schoenke & Associates) as a segment. During 1999, this segment was combined with the operations of the Clark/Bardes division and was no longer a separately reportable segment.

   o  All  of   these   divisions   are   now   grouped   in  the   Clark/Bardes
      Consulting-Compensation Resources Group segment.

   o The bank owned life insurance product sold by the Clark/Bardes division will be transferred to the Banking Practice thus placing all of CBH's bank owned life insurance business in one division, commencing in 2001. The effect of this transfer is not yet reflected in the operations of the affected segments.

   Healthcare Group became a segment with the acquisition of MCG HealthCare on April 5, 1999. Compensation Consulting became a segment with the acquisition of Pearl Meyer & Partners, Inc. on June 21, 2000.

   The four reportable segments operate as independent and autonomous business units with a central corporate staff responsible for finance, strategic planning, and human resources. CBH's segments are in the business of designing, marketing and administering employee benefit programs for large corporations; community, regional and money center banks; healthcare organizations and executive compensation consulting. The distinction between these segments is each has its own client base as well as its own marketing, administration and management.

   CBH evaluates performance and allocates resources based on profit and loss from operations before income taxes, interest or corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant policies. There are no inter-segment revenues or expenses.

                                           For the Years Ended December 31,
                                              2000       1999      1998
                                           ---------  --------- -------
     Revenues from External Customers
Clark/Bardes Consulting -- Compensation Resource
Group.......................................$.78,588...$ 73,528   $45,408
Clark/Bardes Consulting-- Banking Practice...40,172.... 30,784    29,358
Clark/Bardes Consulting-- Healthcare Group...22,139.... 16,448      --
Compensation Consulting.......................6,027.......--        --
----------------------------------------------------------------------
Total segments-- reported....................146,926    120,760   74,766
Reconciling items..............................687........--        --
----------------------------------------------------------------------
Total consolidated-- reported...............$147,613   $120,760   $74,766
                                            -----------------------------
Operating Income and Income Before Taxes
  Clark/Bardes  Consulting --  Compensation
Resource                                    $21,997    $19,750    $5,811
     Group...............................
  Clark/Bardes    Consulting  --   Banking    6,194      3,621     4,038
Practice.................................
  Clark/Bardes   Consulting --  Healthcare      601        623        --
Group....................................
  Compensation Consulting................     1,306         --        --
                                            -------    -------    ------
          Total segments-- reported......    30,098     23,994     9,849
  Corporate overhead.....................    (9,134)    (5,865)   (2,042)
  Put warrants...........................        --         --    (4,800)
  Non-operating income...................     1,001         --        --
  Interest-- net.........................    (4,692)    (3,219)   (2,601)
                                            -------    -------    ------
          Income before taxes............   $17,273    $14,910    $  406
                                            =======    =======    ======
Depreciation and Amortization
  Clark/Bardes  Consulting --  Compensation
Resource                                    $ 3,904    $ 2,481    $  503
     Group...............................
  Clark/Bardes    Consulting  --   Banking    1,562      1,151     1,067
Practice.................................
  Clark/Bardes   Consulting --  Healthcare    2,479      1,600        --
Group....................................
  Compensation Consulting................       783         --        --
                                            -------    -------    ------
          Total segments-- reported......     8,728      5,232     1,570
  Reconciling items......................       149         --        --
                                            -------    -------    ------
          Total consolidated-- reported..   $ 8,579    $ 5,232    $1,570
                                            =======    =======    ======
Identifiable Assets
  Clark/Bardes  Consulting --  Compensation
Resource                                    $112,505   $58,280    $38,232
     Group...............................
  Clark/Bardes    Consulting  --   Banking   36,615     30,841    28,654
Practice.................................
  Clark/Bardes   Consulting --  Healthcare   33,768     35,456        --
Group....................................
  Compensation Consulting................    29,627         --        --
                                            -------    -------    ------
          Total segments-- reported......   212,515    124,577    66,886
  Deferred tax asset.....................     1,861        947       607
  Holding company assets-- non operating.     5,479         --        --
                                            -------    -------    ------
          Total consolidated-- reported..   $219,855   $125,524   $67,493
                                            ========   ========   =======
Capital Expenditures
  Clark/Bardes  Consulting --  Compensation
Resource                                    $ 1,091    $   878    $  310
     Group...............................
  Clark/Bardes    Consulting  --   Banking    1,161        498       330
Practice.................................
  Clark/Bardes   Consulting --  Healthcare      663      2,812        --
Group....................................
  Compensation Consulting................       550         --        --
                                            -------    -------    ------
          Total segments-- reported......     3,465      4,188       640
  Reconciling items......................        32         --        --
                                            -------    -------    ------
          Total consolidated-- reported..   $ 3,497    $ 4,188    $  640
                                            =======    =======    ======

   Geographic Information -- All the Company's revenues are derived from clients located in the United States.

   Major Customers and Clients -- CBH derives its revenues from the commissions it earns from the carriers it represents, based on sales of benefit programs on behalf of those carriers, to its clients. CBH generated in excess of 25% of its revenue in 2000 from 17 clients, in 1999 from 8 clients, and in 1998 from 8 clients, respectively. None of Banking Practice or Healthcare Group carriers accounted for more than 10% of revenue. Approximately 15.2% and 17.5% of CBH's commission and fee revenue for the years ended 1999 and 1998 respectively, was generated by The Wamberg Organization, which was wholly owned by CBH's Chairman and Chief Executive Officer. Substantially all of the policies underlying the programs marketed by CBH are underwritten by 20 life insurance companies, of which eleven accounted for approximately 80% of CBH's first year revenue for the year ended December 31, 2000 and eleven accounted for approximately 76.1% for the year ended December 31, 1999, and seven accounted for approximately 63.1% for the year ended December 31, 1998.

15. ADDITIONAL FINANCIAL INFORMATION

   The table that follows provides additional financial information related to the consolidated financial statements.

Cash Flow Information

                                     Years Ended December 31,
                                       2000     1999    1998
                                     -------  ------- ------
                                          (in thousands)
Cash paid for:
  Interest.........................   $3,965   $3,125  $3,323
  Taxes............................   $4,213   $2,335  $  896
Financing Activities:
  Notes  issued in  connection  with
   acquisition.....................   $   --   $8,724  $2,000
  Reduction    of    borrowing    on
   conversion of notes.............   $   --   $   --  $4,800

   Statement of Operations -- Non operating income includes $1 million death benefit proceeds under a key person insurance policy as the result of the death of an executive of the Banking Practice division.

16. LITIGATION

   From time to time, CBH is involved in various claims and lawsuits incidental to its business.

M Financial Holdings, Incorporated, et al. v. Clark/Bardes Holdings, Inc.

   On June 3, 2000, M Financial Holdings, Incorporated ("M") commenced an action seeking to enjoin one of its former executives from being employed by CBH, and other relief. The complaint alleges breach of fiduciary duty, unfair competition, civil conspiracy, misappropriation of trade secrets and charges CBH with intentional interference with contract.

   The complaint requests an injunction barring the executive's employment by CBH for two years, barring disclosure of M confidential information, and requiring the return of all documents. In addition, M seeks a constructive trust with respect to CBH's gross profits from its new reinsurance operations for two years, compensatory damages, punitive damages of $1.5 million plus attorneys fees and costs. Both the executive and CBH deny any wrongdoing and intend to vigorously defend these claims.

Constellations Energy Group, Inc. and Baltimore Gas and Electric Company, et al.
v. Clark/Bardes, Inc.

   On July 25, 2000, Constellation Energy Group, Inc. ("Constellation") and related entities filed a civil action against Clark/Bardes, Inc. ("CBI"), a wholly owned subsidiary of CBH, in the U.S. District Court for the District of Maryland. Constellation claims that CBH failed to take proper action in connection with the administration of an employee benefit life insurance program for certain employees, resulting in claimed damages of $7.5 million and pre-judgment interest, post-judgment interest, costs and expenses.

   Agreement has been reached with Plaintiffs to stay the matter until April 16, 2001 to facilitate ongoing discussions and a potential nonbinding mediation of the issues. CBI believes it has meritorious defenses to these claims, intends to deny all allegations and to vigorously defend these claims. CBI's insurance carrier has acknowledged coverage for this action.

Madge A. Kunkel, individually and as Personal Representative of the Estate of Donald B. Kunkel, M.D., deceased vs. Banner Health System, et al.

   On February 2, 2001, this action was commenced against various defendants including the Health Care Compensation Strategies Division of Clark/Bardes, Inc. ("HCS"). Ms. Kunkel alleges that her deceased husband was entitled to a life insurance policy in the face amount of $525,000 to be issued by the defendant insurance company under a split dollar life insurance plan sponsored by his defendant employer and administered by HCS. According to the complaint, Dr. Kunkel died before the initial premium was paid by his employer and before the policy was issued. The matter has been submitted to CBH's insurance carriers. CBH believes it has meritorious defenses to this claim and intends to vigorously defend the matter.

17. SUBSEQUENT EVENTS (UNAUDITED)

   On March 12, 2001, CBH acquired certain assets, all of the business, and assumed certain liabilities of Rich, Florin/Solutions, Inc., a Boston,
Massachusetts compensation consulting company. The assets acquired include accounts receivable, copyrights and office equipment. The liabilities assumed were for employee benefit obligations.

   The purchase price is $20.8 million, before expenses, consisting of a cash payment at closing of $11.3 million and $9.5 million of contingent payments over the next four years based on the attainment of established financial performance criteria. When earned, the contingent payments will consist of 60% cash and 40% CBH common stock.

   The transaction will be funded from CBH's existing line of credit. The initial amount of goodwill of approximately $9.0 million will be amortizable over twenty years.

   On March 23, 2001 CBH acquired the business of Partners First, a division of Ascension Health and a provider of consulting services to Ascension Health's 79 hospitals and physician practices. Partners First will become a part of CBH's Healthcare Group and will be based in St. Louis, Missouri.

   The purchase price was $1.1 million cash at the closing and contingent payments of up to $1.7 million based on achievement of certain revenue objectives. This acquisition will be accounted for as a purchase with goodwill of approximately $1.1 million amortized over 20 years. The allocation of the purchase price is preliminary.

18. INTERIM FINANCIAL DATA (UNAUDITED)

                                                  Quarter
                                    First Second   Third  Fourth   Total
                                 (in millions except per share data)
 Summary    of     Quarterly
 Results:
   Revenue................   2000  $ 31.1 $ 24.4  $ 34.6  $ 57.5  $147.6
                             1999    24.1   29.7    25.7    41.3   120.8
                             1998    13.8   15.2    17.6    28.2    74.8
   Gross profit...........   2000  $ 20.3 $ 16.3  $ 22.9  $ 37.3  $ 96.8
                             1999     9.9   16.7    15.2    25.9    67.7
                             1998     4.6    6.2     6.6    11.3    28.7
   Pre-tax income (loss)..   2000  $  3.1 $  --   $  1.7  $ 12.5  $ 17.3
                             1999     2.5    2.4     1.8     8.2    14.9
                             1998     0.2   (5.2)    1.6     3.8     0.4
   Net income (loss)......   2000  $  1.8 $  0.2  $  1.2  $  8.3  $ 11.5
                             1999     1.5    1.4     1.0     4.9     8.8
                             1998     0.2   (5.2)    2.4     2.2    (0.4)
   Basic   earnings   (loss) 2000  $ 0.18 $ 0.02  $ 0.11  $ 0.66  $ 1.07
    per share................
                             1999    0.18   0.16    0.11    0.52    0.97
                             1998    0.06  (1.61)   0.44    0.27   (0.08)
   Diluted  earnings  (loss) 2000  $ 0.18 $ 0.02  $ 0.11  $ 0.65  $ 1.05 per share................
                             1999    0.17   0.16    0.11    0.50    0.95
                             1998    0.06  (1.61)   0.39    0.27   (0.08)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARK/BARDES HOLDINGS, INC.

By:  /s/ W. T. WAMBERG
---------------------------
W. T. Wamberg
President and Chief Executive Officer

Date: March 28, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ W. T. WAMBERG          Chairman of the Board,          March 28, 2001
-------------------          President, Chief Executive
  W. T. Wamberg              Officer and Director

  /s/ THOMAS M. PYRA         Vice   President and            March 28, 2001
--------------------         Chief Financial Officer,
  Thomas M. Pyra             Principal Accounting Officer
                             and Chief Operating Officer

  /s/ RANDOLPH A. POHLMAN    Director                        March 28, 2001
-------------------------
  Randolph A. Pohlman

  /s/ L. WILLIAM SEIDMAN     Director                        March 28, 2001
------------------------
  L. William Seidman

  /s/ GEORGE D. DALTON       Director                        March 28, 2001
-----------------------
  George D. Dalton

  /s/ STEVEN F. PIAKER       Director                        March 28, 2001
  --------------------
  Steven F. Piaker

  /s/ BILL ARCHER            Director                        March 28, 2001
  ---------------
  Bill Archer