Form 10-Q
period 2001-03-31
CLARK/BARDES HOLDINGS INC
filed 2001-05-15
CIK 1063980

---------------------------------------------------------------------------------------------------------------------------------------
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-Q

                                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934
                                             For the quarterly period ended March 31, 2001
                                                     Commission File No. 000-24769

                                                      CLARK/BARDES HOLDINGS, INC.
                                        (Exact name of Registrant as specified in its charter)

                           Delaware                                                52-2103926
                          (State of Incorporation)                     (I.R.S. Employer Identification No.)

                  102 South Wynstone Park Drive                          60010
                          North Barrington, Illinois                   (Zip code)
                  (Address of principal executive offices)

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
                                                       Par value, $.01 per share
                                                           (Title of class)

         As of May 3, 2001 there were 12,735,806 shares of common stock outstanding.

                                                           TABLE OF CONTENTS

                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.....................................................................   4
     Condensed Consolidated Balance Sheets at March 31, 2001.....................................   4
           and December 31, 2000
     Condensed Consolidated Statements of Income for the three...................................  5 months ended March 31, 2001 and 2000
     Condensed Consolidated Statements of Cash Flows for the.....................................   6
           three months ended March 31, 2001 and 2000
     Notes to Condensed Consolidated Financial Statements........................................   7

Item 2.  Management Discussion and Analysis of Financial.........................................  14
             Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................  30

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................

Item 6. Exhibits and Reports on Form 8-K.........................................................  30

SIGNATURES.......................................................................................  31

EXHIBITS
     Index to Exhibits...........................................................................

                                                      FORWARD-LOOKING STATEMENTS

        This Form 10-Q and the documents included or incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
o        our dependence on key producers and services of key personnel;
o        our dependence on information processing systems and risk of errors or omissions;
o        our dependence on persistence of existing business;
o        risks associated with acquisitions;
o        significant intangible assets;
o        competitive factors and pricing pressures; and
o        general economic conditions.

        If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we may have projected.  Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, growth strategy and liquidity (including the risk and uncertainties described under the caption "Risk Factors" in our Annual Report on form 10-K for the year ended December 31, 2000).  All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.  We disclaim any responsibility to update or revise any of the forward looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

                             CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,                   December 31,
                                                                                    2001                         2000
                                                                                    ----                         ----
                                                                                 Unaudited                      Audited
                                                                               (dollars in thousands
                                                                               except share amounts)

                                                     ASSETS
Current Assets
                                                                                                             $
   Cash and cash equivalents                                              $         7,660                   7,598

   Accounts and notes receivable - net                                             30,703                   31,134

   Deposits, advance and prepayments                                                 4,325                  2,809

   Deferred tax asset                                                                1,798                  1,861
                                                                         ---------------------------        ----------------
      Total Current Assets                                                         44,486
                                                                                                            43,402

Intangible Assets - Net                                                          177,348                    165,373

Equipment and Leasehold Improvements - Net                                           9,220                  8,376

Other Assets                                                                         3,319                  2,704
                                                                         ---------------------------        ----------------

                                                                                                            $
      Total Assets                                                        $               -                 -
                                                                         ===========================        ================

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
                                                                                                             $
   Accounts payable                                                       $       14,243                    10,786

   Accrued liabilities                                                             16,101                   17,664

   Income taxes                                                                      4,126                  4,121

   Deferred income                                                                   2,887                  1,180

   Debt maturing within one year                                                   11,991                   11,968
                                                                         ---------------------------        ----------------
      Total Current Liabilities                                                    49,348
                                                                                                            45,719

Deferred Tax Liability                                                               7,480                  7,228

Deferred Compensation                                                                1,553                  1,745
Interest Rate Derivitive                                                             1,013

Long Term Debt                                                                     56,348                   52,605
Stockholders' Equity
   Preferred stock

          Authorized - 1,000,000 shares; $.01 par value, none issued                       -                -
   Common stock
          Authorized - 20,000,000 shares; $.01 par value
          Issued and outstanding - 12,735,806 in 2001 and 9,769,826 in
2000                                                                                    127                 127

    Paid in capital                                                                89,284                   88,810

    Retained earnings                                                              29,836                   23,621

    Accumulated other comprehensive loss:                                             (616)                 -
                                                                         ---------------------------        ----------------
Total Stockholders' Equity                                                                 -
                                                                                                            -
                                                                         ---------------------------        ----------------
Total Liabilities and Stockholders' Equity                                $     115,742                      $     107,297
                                                                         ===========================        ================

                         see accompanying notes to condensed consolidated financial statements

                                           CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
                                                              Unaudited
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended
                                                     March 31,
                                                     ---------
                                                                 2001                                2000
                                                                 ----                                ----
                                             (dollars in thousands except
                                                   share amounts)

Total Revenue                               $         66,037                                 $         31,147
  Commission and fee expense                           26,956                                           10,884
                                                                                            -----------------------
                                           -------------------------------------------------
Gross Profit                                           39,081                                           20,263
                                           ------------------------------------------------------------------------

Operating Expenses
   General and administrative                          24,650                                           15,013
   Amortization                                          2,799                                            1,335
                                           ------------------------------------------------------------------------
                                                       27,449                                           16,348
                                           ------------------------------------------------------------------------
Operating Income                                       11,632                                             3,915

Non-operating Income                                        191                             -
Interest
   Income                                                   138                                                74
   Expense                                              (1,429)                                             (925)
                                           ------------------------------------------------------------------------
                                                        (1,291)                                             (851)
                                           ------------------------------------------------------------------------
Income before taxes                                    10,532                                             3,064
Income taxes                                             4,318                                            1,273
                                           ------------------------------------------------------------------------
Net Income                                  $           6,214                                $           1,791
                                           ========================================================================

Basic Net Income per Common Share
Net income                                  $             0.49                               $             0.18
                                           ------------------------------------------------------------------------

Weighted average shares                         12,696,032                                         9,738,125
                                           ------------------------------------------------------------------------

Diluted Net Income per Common Share
Net income                                  $             0.49                               $             0.18
                                           ------------------------------------------------------------------------

Weighted average shares                         12,783,715                                         9,937,819
                                           ------------------------------------------------------------------------

                           see accompanying notes to condensed consolidated financial statements

                              CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
                                             Unaudited
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                          2001                               2000
                                                                          ----                               ----
                                                                  (dollars in thousands)

                                                                                                          $
Cash From Operating Activities - Net                           $     13,492                              1,496

Investing Activities

   Purchases of businesses                                          (16,166)                             (1,796)

   Purchases of equipment                                                (953)                           (182)

   Other                                                                     -                           (232)
                                                              ------------------------------             -------------

                                                                    (17,119)                             (2,210)
                                                              ------------------------------             -------------

Financing Activities                                                         -                           -

   Proceeds from borrowings                                           12,500                             -

   Repayment of borrowings                                            (8,780)                            (3,400)
   Issuance of common
stock - net                                                                (31)                          -

   Other                                                                                                 60
                                                              ------------------------------             -------------

                                                                        3,689                            (3,340)
                                                              ------------------------------             -------------
Increase (Decrease) in Cash                                                  62
                                                                                                         (4,054)

   Cash and Cash Equivalents at  Beginning of Period                    7,598                            4,832
                                                              ------------------------------             -------------
   Cash and Cash Equivalents at  End of                                                                   $
Period                                                         $       7,660                             778
                                                              ------------------------------             -------------

                          see accompanying notes to condensed consolidated financial statements

                                                 CLARK/BARDES HOLDINGS, INC. AND SUBSIDIARIES
                                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                            March 31, 2001

                                   (Tables shown in thousands of dollars, except per share amounts)

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated financial statements include the accounts of Clark/Bardes Holdings, Inc. (CBH) and its wholly owned subsidiaries.  Through its five operating divisions, Compensation Resource Group, Banking Practice, Healthcare Group, Pearl
Meyer & Partners, and Corporate Practice, CBH designs, markets and administers life insurance products, compensation, and benefit programs to U.S. corporations, banks and healthcare organizations.  CBH assists its clients in using customized life insurance products to  finance long-term benefit liabilities and supplement and secure benefits for key employees, and provides compensation consulting services.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation
S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant
Company and Subsidiaries annual report on Form 10-K for the year ended December 31, 2000.

2.  ACQUISITION OF RICH, FLORIN/SOLUTIONS, INC.

         On March 12, 2001, CBH acquired certain assets, all of the business, and assumed certain liabilities of Rich,
Florin/Solutions, Inc., a Boston, Massachusetts compensation consulting company.  The assets acquired include accounts receivable, copyrights and office equipment.  The liabilities assumed were accounts payable and employee benefit obligations.

         The purchase price was $20.8 million, before expenses, consisting of a cash payment at closing of $11.3 million and $9.5 million of contingent payments over the next four years based on the attainment of established financial performance criteria.  When earned, the contingent payments will consist of 60% cash and 40% CBH common stock.

         The transaction was funded from CBH's existing line of credit.  The preliminary amount of goodwill of approximately $9.4 million will be amortized over twenty years.

3.  ACQUISITION OF PARTNERS FIRST

         On March 23, 2001, CBH acquired the business of Partners First, a division of Ascension Health and a provider of consulting services to Ascension Health's  hospitals and physician practices.  Partners First will become a part of CBH's Healthcare Group and will remain in St Louis, Missouri.

         The purchase price was $1.1 million cash at the closing and contingent payments of up to $1.7 million based on achievement of certain revenue objectives.  This acquisition will be accounted for as a purchase with goodwill of approximately $1.0 million amortized over 20 years.  The allocation of the purchase price is preliminary.

4.  ACQUISITION OF COMPENSATION RESOURCE GROUP, INC.

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

         The cash portion of the purchase price was borrowed under CBH's credit facility with Bank One.

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

         The unaudited financial information below presents the results of CBH and CRG as if the acquisition had occurred on January
1, 2000.

                                                                                   Three Months Ended
                                                                                      March 31, 2000
                                                                                -----------------------
         Pro Forma
             Revenue............................................................        $ 42,166
             Net income.........................................................           2,306
             Diluted earnings per share.........................................             .22

5.  ACQUISITION OF PEARL MEYER & PARTNERS, INC.

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

     The unaudited pro forma information below presents the results of CBH and Pearl Meyer & Partners as if the acquisition had occurred on January 1, 2000.

                                                                                  Three Months Ended
                                                                                     March 31, 2000
                                                                                ------------------------
     Pro Form
         Revenue................................................................        $ 34,323
        Net income..............................................................           2,159
        Diluted earnings per share..............................................             .21

6.  RECENT ACCOUNTING PRONOUNCEMENTS

   FASB Accounting Standard - Derivatives and Hedging Activities

         As of January 1, 2001, CBH adopted Financial Accounting Standards Board Statement no. 133, (Accounting for Derivative
Instruments and Hedging Activities) which was issued in June 1998 together with its amendments, Statements 137, Accounting for
Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for
Certain Derivative Instruments and Certain Hedging Activities.  Collectively, these Statements require companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.

         If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

         CBH has entered into interest rate swaps to match floating rate with fixed rate interest payments periodically over the life of the term loan agreement.  The interest rate swaps have been designated as cash-flow hedges and have been highly effective as of
March 31, 2001.  At March 31, 2001, CBH had interest rate swap agreements outstanding with a notional principal amount of $44.0 million.  Changes in the fair value of derivatives that are highly effective as and that are designated and qualify as  cash flow hedges are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

         For hedges designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness.  Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended
March 31, 2001.  No cash flow hedges were derecognized or discontinued for the three months ended March 31, 2001.  The adoption of the Standards had no significant impact on our financial position or results of operation for the three months ended March 31, 2001.

7.  EARNINGS PER SHARE

    The following table sets forth the computation of historical basic and diluted earnings per share:

                                                                             Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                                       2001                        2000
                                                                                       ----                        ----
                                                                           (dollars in thousands)
Numerator:
                                                                                                              $
Net income for basic earnings per share                                 $               6,214                1,791
                                                                       --------------------------------------------------------

                                                                                                              $
Numerator for diluted earnings per share                                $               6,214                1,791
                                                                       ========================================================

Denominator
Denominator for basic earnings per share -

   weighted average shares                                                      12,696,032                   9,738,125
Effect of dilutive securities:

   Stock options                                                                       87,683                199,694
                                                                       --------------------------------------------------------

Diluted earnings per share -  weighted average shares plus

   assumed conversions                                                          12,783,715                   9,937,819
                                                                       ========================================================

Per Share

                                                                                                             $
Basic earnings                                                          $                 0.49               0.18
                                                                       ========================================================

                                                                                                             $
Diluted earnings                                                        $                 0.49               0.18
                                                                       ========================================================

8.  SIGNIFICANT RISKS AND UNCERTAINTIES

         Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations, therefore the life insurance products underlying the benefit programs marketed by CBH are vulnerable to adverse changes in tax legislation and policy.  Amendments to the federal tax laws enacted in 1996 and 1997 reduced the advantages of certain business owned life insurance programs.

         During the past two years, a number of U.S. corporations have been faced with a significant income tax liability as a result of Internal Revenue Service challenges and court rulings disallowing interest deductions related to a program known as a leveraged
COLI.  Although CBH stopped selling leveraged COLI programs in June 1997, this development may cause some existing holders of leveraged COLI policies to surrender their policies, which could reduce the amount of renewal commissions that CBH would realize in the future.

         In addition, the Internal Revenue Service has begun an  initiative with respect to certain aspects of split-dollar insurance programs known as "equity split-dollar."  Under this initiative, the individual insured could suffer adverse income tax consequences over the term of the policy.

9.  SEGMENTS AND RELATED INFORMATION

    CBH has five reportable segments:
         Clark/Bardes Consulting - Compensation Resources Group
         Clark/Bardes Consulting - Banking Practice
         Clark/Bardes Consulting - Healthcare Group
         Compensation Consulting
         Corporate Practice

         On March 12, 2001, CBH acquired the assets and business of Rich, Florin/Solutions, Inc. and it became the fifth operating group - Corporate Practice, specializing in technical and middle management compensation consulting.

        On September 6, 2000, CBH acquired all of the outstanding common stock of Compensation Resource Group, Inc. (CRG) an independent company specializing in the design, marketing and administration of non-qualified executive compensation plans using company owned life insurance  products.  In acquiring CRG, CBH reorganized this division as follows:

o        The division formerly known as Clark/Bardes was renamed Clark/Bardes Consulting - Compensation Resource Group and consists of a Los Angeles, California headquarters with service centers in Dallas, Texas and Bethesda, Maryland.
o        The bank owned life insurance product sold by the Clark/Bardes division was transferred to the Banking Practice thus placing all of CBH's bank owned life insurance business in one division, commencing in 2001.

        The Healthcare Group became a segment with the acquisition of MCG HealthCare on April 5, 1999.  Compensation Consulting
became a segment with the acquisition of Pearl Meyer & Partners, Inc. on June 21, 2000.

        The five reportable segments operate as independent and autonomous business units with a central corporate staff responsible
for finance, strategic planning, and human resources.   Each segment  has its own client base as well as its own marketing, administration, and management.

CBH evaluates performance and allocates resources based on income from operations before income taxes, interest, or corporate administrative expenses.  The accounting policies of the reporting segments are the same as those described in the summary of significant policies.  There are no inter-segment revenues or expenses.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       --------------------------------------------------------------
                                                                                     2001                           2000
                                                                       --------------------------------------------------------------
Revenues from External Customers
     Clark/Bardes Consulting - Compensation Resource Group              $          39,621                 $              9,058
     Clark/Bardes Consulting - Banking Practice                                     16,613                              16,640
     Clark/Bardes Consulting - Healthcare                                             5,832                               5,449
     Compensation Consulting                                                          3,115                                    -
     Corporate practice                                                                  856                                   -
                                                                       --------------------------------------------------------------
            Total segments - reported                                               66,037                              31,147
     Reconciling items                                                                     -                                   -
                                                                       --------------------------------------------------------------
            Total consolidated - reported                               $          66,037                 $            31,147
                                                                       ==============================================================

Operating Income and Income Before Taxes
     Clark/Bardes Consulting - Compensation Resource Group              $            9,128                $                 662
     Clark/Bardes Consulting - Banking Practice                                       4,563                               4,844
     Clark/Bardes Consulting - Healthcare                                                508                               (202)
     Compensation Consulting                                                             798                                   -
     Corporate practice                                                                  379                                   -
                                                                       --------------------------------------------------------------
            Total segments - reported                                               15,376                                5,304
     Corporate overhead                                                             (3,744)                             (1,389)
     Non-operating income                                                                191                                   -
     Interest - net                                                                 (1,291)                                (851)
                                                                       --------------------------------------------------------------
            Income before taxes                                         $          10,532                 $              3,064
                                                                       ==============================================================

Depreciation and Amortization
     Clark/Bardes Consulting - Compensation Resource Group              $            1,383                $                 339
     Clark/Bardes Consulting - Banking Practice                                          737                                 649
     Clark/Bardes Consulting - Healthcare                                                759                                 674
     Compensation Consulting                                                             377                                   -
     Corporate practice                                                                    39                                  -
                                                                       --------------------------------------------------------------
            Total segments - reported                                                 3,295                               1,662
     Reconciling items                                                                     58                                  -
                                                                       --------------------------------------------------------------
            Total consolidated - reported                               $            3,353                $              1,662
                                                                       ==============================================================

Identifiable Assets
     Clark/Bardes Consulting - Compensation Resource Group              $          94,252                 $            26,784
     Clark/Bardes Consulting - Banking Practice                                     59,231                              59,958
     Clark/Bardes Consulting - Healthcare                                           34,624                              33,723
     Compensation Consulting                                                        29,273                                     -
     Corporate practice                                                             12,750                                     -
                                                                       --------------------------------------------------------------
            Total segments - reported                                             230,130                             120,465
     Deferred tax asset                                                               1,798                                    12
     Holding company assets - non operating                                           2,445                                (412)
                                                                       --------------------------------------------------------------
            Total consolidated - reported                               $        234,373                  $          120,065
                                                                       ==============================================================

Capital Expenditures
     Clark/Bardes Consulting - Compensation Resource Group              $               349               $                   43
     Clark/Bardes Consulting - Banking Practice                                          119                                   27
     Clark/Bardes Consulting - Healthcare                                                304                                 112
     Compensation Consulting                                                             177                                   -
     Corporate practice                                                                    -                                   -
                                                                       --------------------------------------------------------------
            Total segments - reported                                                    949                                 182
     Reconciling items                                                                       4                                 -
                                                                       --------------------------------------------------------------
            Total consolidated - reported                               $               953               $                 182
                                                                       ==============================================================

11.  ACQUISITION

         On May 3, 2001, CBH signed a letter of intent to acquire the assets of a provider of compensation and benefits consulting services to the health care industry.

12.  SUBSEQUENT EVENTS

         At its annual meeting on May 1, 2001, the shareholders of CBH approved the change of the corporate name from Clark/Bardes
Holdings, Inc. to Clark/Bardes, Inc.

         On May 2, 2001, the Circuit Court of the State of Oregon, in the matter of M Financial Holdings, Incorporated and M Life
Insurance Company (hereinafter "M") v. Clark/Bardes Holdings, Inc., et al, Case No. 0006 05661, entered an order dismissing the case pursuant to a settlement agreement between the parties dated as of April 27, 2001.  The terms of the settlement are, by agreement, confidential and it is not expected to have a material effect on the financial condition or results of operations of CBH.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Tables shown in thousands of dollars, except per share amounts)

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes thereto and other information appearing elsewhere in this Form 10-Q.

Overview

         We reported net income of $6.2 million for the first quarter of 2001 a 244.4% increase over net income of $1.8 million in the first quarter of 2000.  Earnings per diluted share for the first three months of 2001 were $.49 compared with $.18 for the same period of 2000, a 172.2% increase.

Acquisitions

Rich, Florin/Solutions, Inc.

         On March 12, 2001, we acquired certain assets, all of the business, and assumed certain liabilities of Rich,
Florin/Solutions, Inc., a Boston, Massachusetts compensation consulting company.  The assets acquired include accounts receivable, copyrights and office equipment.  The liabilities assumed were accounts payable and employee benefit obligations.

         The purchase price was $20.8 million, before expenses, consisting of a cash payment at closing of $11.3 million and $9.5 million of contingent payments over the next four years based on the attainment of established financial performance criteria.  When earned, the contingent payments will consist of 60% cash and 40% of our common stock.

         The transaction was funded from our existing line of credit.  The initial amount of goodwill of approximately $9.4 million will be amortized over twenty years.

Partners First

         On March 23, 2001, we acquired the business of Partners First, a division of Ascension Health and a provider of consulting services to Ascension Health's 79 hospitals and physician practices.  Partners First will become a part of our Healthcare Group and will remain in St. Louis, Missouri.

         The purchase price was $1.1 million cash at the closing and contingent payments of up to $1.7 million based on achievement of certain revenue objectives.  This acquisition will be accounted for as a purchase with goodwill of approximately $1.0 million amortized over 20 years.  The allocation of the purchase price is preliminary.

Possible Acquisition

         On May 3, 2001, we signed a letter of intent to acquire the assets of a provider of compensation and benefits consulting services to the health care industry.

Compensation Resource Group, Inc.

         On September 6, 2000, we acquired all the issued and outstanding capital stock of Compensation Resource Group ("CRG") for a total purchase price of $30.5 million, not including acquisition expenses, consisting of the following:

(i)      a cash payment to the CRG selling shareholders of $11.4 million;

(ii)     the issuance of 596,463 shares of our common stock,  having an aggregate value of $6.1 million based on the closing price on
         September 5, 2000; and

(iii)    the repayment of approximately $13.0 million of CRG's long term debt.

         Acquisition expenses were $735,000.

         CRG is an executive compensation and benefits organization that provides the design, marketing and administration of non-qualified benefit plans.  CRG is headquartered in Los Angeles, California and has affiliated offices in seven other cities.

         The cash portion of the purchase price was borrowed under our credit facility with Bank One.

         Coincident with this acquisition, we entered into a bonus arrangement for certain key executives and employees of CRG.  This arrangement will provide for the payment of bonuses of up to $20 million if certain stipulated financial objectives are achieved during the years ended December 31, 2003 to 2005.

         The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the present value of in-force revenue and amortized over a period of thirty years and $11.4 million allocated to goodwill, which will be amortized over twenty years.

         The unaudited financial information below presents the results of CRG and ourselves as if the acquisition had occurred on
January 1, 2000.

                                                                                   Three Months Ended
                                                                                      March 31, 2000
                                                                                -----------------------
         Pro Forma
            Revenue.............................................................        $ 42,166
            Net income..........................................................           2,306
            Diluted earnings per share..........................................             .22

Pearl Meyer & Partners, Inc.

 .........On June 21, 2000, we acquired all of the issued and outstanding capital stock of Pearl Meyer & Partners, Inc. for a total purchase price of $25.9 million, not including expenses.  The purchase price consisted of  a cash payment of $21.9 million and the issuance of 250,000 shares of our common stock with a value of $4.0 million.  Acquisition expenses were $720,000.  The cash portion of the purchase price was borrowed under our line of credit.

 .........The acquisition has been accounted for as a purchase and goodwill of $23.5 million will be amortized over a twenty-year period.

 .........In addition to the initial purchase price, $2.0 million of additional cash consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the eighteen months subsequent to the purchase.  This payment, when earned, will be accounted for as additional purchase price to be amortized over the remainder of the original twenty-year period.

 .........Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs.  The
Pearl Meyer organization became our fourth operating division.

 .........The unaudited pro forma information below presents the results of Pearl Meyer & Partners and ourselves as if the acquisition had occurred on January 1, 2000.

                                                                           Three Months Ended
                                                                               March 31, 2000
                                                                           -----------------------
         Pro Forma
             Revenue..........................................................  $ 34,323
            Net income........................................................       2,159
            Diluted earnings per share........................................           .21

Earnings Guidance

           Since our initial public offering on August 19, 1998, our Company has increased in both size and complexity as a result of both internal growth as well as acquisitions. Assisting the reader in assessing our financial performance and preparing statements to enhance that understanding, has always been one of our goals.
In furtherance of this goal,  we  included earnings guidance in the form of a projection in our 2000 annual report.

           A comparison of our actual first quarter results with the guidance in our 2000 annual report follows:

                                                           Quarter - March 31, 2001
                                                         -----------------------------------
                                                              Actual          Guidance
                                                              ------          --------
Revenue
                                                          $               $
     First year                                          40,132          29,100

     Renewal and fees                                    25,905          28,000
                                                         -------         -------
            otal
                                                         -----------     -----------------
           T                                             66,037          57,100
                                                         -------         -------

Gross profit                                             39,081          37,200
                                                         -------         -------

Earnings before interest, taxes and

     amortization                                        14,431          12,200
                                                         -------         -------

                                                          $               $
Net income                                               6,213           5,300
                                                         ===================================

                                                             12,696,032
Diluted shares outstanding                                               13,034,000

                                                          $
                                                          .49            $
Diluted earnings per share                               0               0.41

Contributions by division
     Revenue
            orporate                                      $               $
           C                                             39,621          22,300
            anking
           B                                             16,613          24,500
            ealthcare
           H                                             5,833           6,300
            ompensation Consulting
           C                                             3,970           4,000
                                                         -----------------------------------
                         otal                             $               $
                        T                                66,037          57,100
                                                         ===================================

     Earnings before interest, taxes
and
         amortization
            orporate                                      $               $
           C                                             10,299          4,000
            anking
           B                                             5,209           8,700
            ealthcare
           H                                             1,098           600
            ompensation Consulting
           C                                             1,511           1,700
            olding Company
           H                                             (3,686)         (2,800)
                                                         -----------------------------------
                                                          $               $
                                                         14,431          12,200
                                                         ===================================

           In keeping with the spirit of our intentions, we are updating the guidance originally presented in our
2000 annual report to reflect our recent performance and current thinking. It should be noted that we are under no obligation
to present this information and may cease this practice if we believe it is no longer serving its intended purpose and is not being
received in the spirit offered.

         Set forth below is an update of our previously published forecasts of our expected results of operations for the year ended
December 31, 2001.  All of the data in the following table constitute forward looking information within the meaning of Section 27A of the Securities Acts of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward looking statements are subject to the risks and uncertainties described on page [3] hereof and under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000.

         The above forward looking statements are based on the beliefs of management and the information currently available and are not a guarantee of future performance.  Such forward looking statements are based on a number of assumptions by management, including, without limitation; there will be no change in tax laws, regulations or enforcement policies of the Internal Revenue
Service and that our acquisitions will be successful..  If we are incorrect in the assumptions, or if the risks and uncertainties were to be realized, our actual results could be materially different.  Because of such risks and uncertainties and the possibility that one or more of our assumptions may be incorrect, you should not rely on the above forward looking statements in making any investment decision whether to buy, hold or sell any of our securities.

                                                               2001 Quarter Ending                         Full Year
                                       ------------------------------------------------------------------
                                         March 31, (A)     June 30      September 30      December 31         2001
                                         -------------     -------      ------------      -----------         ----
Revenue
                                        $                $             $                $                $
     First year                        40,132           26,300        27,700           40,600           134,732

     Renewal and fees                  25,905           18,100        17,900           23,900           85,805
                                       -------          -------       -------          -------          ------
             Total                     66,037           44,400        45,600           64,500           220,537
                                       -------          -------       -------          -------          -------

                                                                                                        -

Gross profit                           39,081           30,500        31,700           44,400           145,681
                                       -------          -------       -------          -------          -------

                                                                                                        -
Earnings before interest, taxes
and  amortization                      14,431           5,200         6,100            19,100           44,831
                                       -------          ------        ------           -------          ------

                                                                                                        -

                                       $                $             $                $                 $
Net income                             6,213            800           1,400            9,500            17,913
                                       ==================================================================================

                                                                                                        -

Diluted shares outstanding             12,783,715       13,218,000    13,325,000       13,401,000       13,244,000

                                                                                                        -
                                                         $
                                       $                0.06          $                $                $
Diluted earnings per share             0.49                           0.11             0.71             1.35

Contributions by division
     Revenue
             Corporate                 $                $             $                $                $
                                       39,621           13,965        14,342           20,287           88,215
             Banking                                                                                      $
                                       16,613           20,577        21,133           29,892           88,215
             Healthcare
                                       5,833            4,661         4,787            6,772            22,054
             Compensation Consulting
                                       3,970            5,197         5,337            7,550            22,054
                                       ----------------------------------------------------------------------------------
                         Total         $                $             $                $                $
                                       66,037           44,400        45,600           64,500           220,537
                                       ==================================================================================

                                                                                                        -
     Earnings before interest, taxes
and   amortization                                                                                   -

             Corporate
                                       $            $             $                $                 $
                                       10,299                692           812              2,543            14,346
             Banking
                                       5,209            4,400         5,162            16,162           30,933
             Healthcare
                                       1,098            119           140              437              1,793
             Compensation Consulting
                                       1,511            1,122         1,316            4,121            8,070
             Holding Company
                                       (3,686)          (1,133)       (1,329)          (4,162)          (10,311)
                                       ----------------------------------------------------------------------------------
                                        $                $                                               $
                                        14,431           5,200         $                 $                4,831
                                                                     6,100            19,100           4
                                       ==================================================================================

Revenue Sources and Recognition

         Our operating units derive their revenue primarily from:

o        commissions paid by the insurance companies that underwrite the policies underlying the various benefit programs;
o        program design and administrative service fees paid by clients; and
o        executive compensation and benefit consulting fees.

        Our commission revenue is usually long term and recurring, is typically paid annually and typically extends for a period of ten years or more after the sale.  Commissions paid by insurance companies vary by policy and by program and usually represent a percentage of the premium or the cash surrender value of the insurance policies underlying the program.

o        First Year Revenue.  First year revenue is derived from two principal sources; (a) the commission we earn when the client first purchases the policies underlying the program.  It is the financial result of our sales efforts and revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid, by the client, to the insurance company; and (b) fees for the services we perform in advising our clients on their executive compensation programs.  These fees are based on a rate per hour arrangement and are earned when the service is rendered and billed to the client.

o        Renewal Commission Revenue.  Renewal revenue is the commission we earn based on the premiums on the policies underlying the benefit programs we have sold in prior periods.  Renewal revenue is recognized on the date that the renewal premium is due or paid to the insurance company depending on the type of policy.  Renewal revenue in future periods, which is not recorded on our balance sheet, is estimated to be approximately $328.2 million over the next five years.  However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates over the last five years, we have experienced a persistency rate of approximately 95% of the inforce insurance underlying our programs.  However, we can give no assurances that our persistency rate will remain at this level.  We intend to do all we can to retain our clients, serve their accounts and sustain our persistency.

o        Other Revenue.  Other revenue consists mostly of fees we charge our clients for the administration of their benefit program.

     All fees are recorded as revenue as they are earned in accordance with the governing agreement.

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

o        program development expenses;

o        competitive, legislative or regulatory changes;

o        federal income tax legislation; and

        general economic conditions.

                                                                  Quarter Ended
                            ---------------------------------------------------------------------------------------------
                                Jun         Sep        Dec        Mar         Jun         Sep        Dec         Mar
                                1999       1999       1999        2000        2000       2000        2000       2001
                                ----       ----       ----        ----        ----       ----        ----       ----
                             $           $          $          $           $           $          $           $
Revenue                     29,714      25,655     41,335     31,147      24,364      34,645     57,457      66,037
   % of annual                     29.8%      23.9%      34.2%       24.4%       19.9%      26.3%       38.9%      36.2%

Gross profit                16,681      15,199     25,898     20,263      16,336      22,888     37,322      39,081
   Ratio                           56.1%      59.2%      62.7%       65.1%       67.0%      66.1%       65.0%      59.2%

Operating expenses
                            12,202      11,332     15,364     15,013      14,114      17,875     21,705      24,650

Amortization                1,152       1,237      1,361      1,335       1,329       1,933      2,540       2,799

Operating income
                            3,327       2,630      9,173      3,915       893         3,080      13,077      11,632
   % of revenue                    11.2%      10.3%      22.2%       12.6%        3.7%       8.9%       22.8%      17.6%
   % of gross profit               19.9%      17.3%      35.4%       19.3%        5.5%      13.5%       35.0%      29.8%

Non-operating income                                                                             1,001               191
Interest expense - net
                            918         790        1,015      851         847         1,407      1,587       1,429

Income taxes                970         804        3,270      1,273       (113)       514        4,151       4,318

                             $           $          $          $           $           $          $           $
Net income                  1,439       1,036      4,888      1,791       159         1,159      8,339       6,214

Per diluted common share     $           $          $          $           $           $          $           $
                            0.16        0.11       0.50       0.18        0.02        0.11       0.65        0.49

         Many of these factors are beyond our control.  Sales cycles of some of our division take between twelve and eighteen months, with first year revenue coming from a few large cases.  Our revenue is thus difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period.  In our business, past operating results are not a reliable indicator of future performance.

Results of Operations

                                                     Quarter Ended March 31,
                                                 -----------------------------------
                                                       2001             2000          % Change
                                                       ----             ----           --------
                                                  $                $
Total revenue                                    66,037           31,147               112.0%

Commission and fee expense                       (26,956)         (10,884)            147.7

Gross profit                                     39,081           20,263              92.9
          % of total revenue                           59.2%            65.1%

General and administrative expenses              24,650           15,013              64.2
          % of total revenue                           37.3%            48.2%
Operating income, excluding amortization,

     and non-recurring expenses                  14,431           5,250             174.9
          % of total revenue                           21.9%            16.9%

Interest - net                                   (1,291)          (851)               51.7
          % of total revenue                           2.0%             2.7%

Income taxes                                     5,387            1,826             195.1
          Effective tax rate                           41.0%            41.5%
Income before amortization and non-recurring

     expenses and income                         7,753            2,573             201.3
          % of total revenue                           11.7%            8.3%
Amortization, non-recurring expenses and
     non-recurring income - net of
taxes                                            1,539            782                 96.6

                                                 $                 $
Net income (loss)                                6,214            1,791             247.0
          % of total revenue                           9.4%             5.8%

Per common share
Basic
           Income before amortization
                                                 $                $
                                                 0.61             0.26                     131.1%
          Amortization and non-recurring

                                                 $                $
               items                             0.12             0.08                50.8
           Net income
                                                 $                $
                                                0.49             0.18              166.1
           Weighted average shares
                                                12,696,032       9,738,125           30.4

Diluted
           Income before amortization
                                                 $                $
                                                 0.61             0.26              134.2
          Amortization and non-recurring

                                                 $                $
               items                             0.12             0.08                52.9
           Net income
                                                 $                $
                                                 0.49             0.18              169.7
           Weighted average shares
                                                 12,783,715       9,937,819           28.6

         The components of our results for the first quarter of 2001 compared with that of 2000 is reflected in greater detail in the following presentations of results by operating unit.

Compensation Resource Group
                                                               Three Months Ended March 31,
                                                             -----------------------------------------
                                                 Operating Results                         Variances  - +/(-)
                                                    2001         2000                       $               %
                                                    ----         ----                       -               -
Revenue
                                                $             $                       $
     First year                                21,861        2,842                   19,019                   669.2%

     Renewal                                   17,760        6,216                   11,544          185.7
                                                                                     --------------------------------
                                               ---------------------------
                      Total
                                               39,621        9,058                   30,563          337.4

Commission expense                             21,184        4,492                   16,692          371.6
                                               ---------------------------           --------------------------------
Gross profit
                                               18,437        4,566                   13,871          303.8
                       % of revenue
                                                 46.5%        50.4%                       -               -
                                               ---------------------------           --------------------------------
Expenses

     General and administrative                8,138         3,629                   4,509           124.2
                       % of revenue
                                                20.5%        40.1%                       -               -

     Amortization of intangibles               1,171         275                     896             325.8
                       % of revenue
                                                3.0%         3.0%                       -               -
                                               ---------------------------           --------------------------------
                      Total
                                               9,309         3,904                   5,405           138.4

                                                $                                     $
                                                         $
Operating income                               9,128             662                  8,466       1278.9%
                      %  of revenue
                                                  23.0%         7.3%                       -               -
                                               ===========================           ================================

         Our Compensation Resource Group division, formerly our Clark/Bardes division, now consists of the original non-banking business as well as the non-banking revenues from the Schoenke, Wiedemann & Johnson, Wamberg Organization, and Compensation Resource
Group acquisitions.

         In order to streamline the focus of this division, the banking business was transferred to the Banking Practice Division, effective January 1, 2001, and the Clark/Bardes Consulting Compensation Resource Group Division will concentrate on non-qualified executive compensation plans.

         The Compensation Resource Group ("CRG") acquisition contributed substantially to the overall performance of the division.
In the quarter, CRG contributed:

                                    First year revenue..........$18,651
                                    Renewal revenue..............12,057
                                    Gross profit.................13,266
                                    EBITA.........................8,482

         Without the CRG acquisition, the division would have shown $1,817,000 of EBITA for the March 31, 2001 quarter, a 93.9%
improvement over comparable 2000.

         It should be noted that in the first quarter of 2000, CRG had approximately $11.0 million of revenues on a stand alone basis.  While substantial results are expected from this acquisition, there can be no assurance that it will continue to perform at the levels experienced in the first quarter of 2001.

Banking Practice
                                                               Three Months Ended March 31,
                                                             -----------------------------------------
                                                 Operating Results                         Variances  - +/(-)
                                                    2001         2000                       $               %
                                                    ----         ----                       -               -
Revenue
                                                $             $                       $
     First year                                10,291        10,356                  (65)                      -0.6%

     Renewal                                   6,322         6,284                   38              0.6
                                                                                     --------------------------------
                                               ---------------------------
               Total
                                               16,613        16,640                  (27)            (0.2)

Commission expense                             5,161         5,739                   (578)           (10.1)
                                               ---------------------------           --------------------------------
Gross profit
                                               11,452        10,901                  551             5.1
                 of revenue
               %                                   68.9%        65.5%                       -               -
                                               ---------------------------           --------------------------------
Expenses

     General and administrative                6,242         5,510                   732             13.3
                 of revenue
               %                                   37.6%        33.1%                       -               -

     Amortization of intangibles               647           547                     100             18.3
                 of revenue
               %                                    3.9%         3.3%                       -               -
                                               ---------------------------           --------------------------------
               Total
                                               6,889         6,057                   832             13.7

                                                $             $                       $
Operating income                               4,563         4,844                   (281)                     -5.8%
                 of revenue
               %                                   27.5%        29.1%                       -               -
                                               ===========================           ================================

         Formerly our Bank Compensation Strategies division, operating results for both 2001 and 2000 reflect the transfer of the banking practice from the CRG division.

         For the quarter ended March 31, 2001, a 5.0% increase in gross profit on flat revenues for the quarter was more than offset by a 13.3% increase in administration expense as the division focused on absorbing the recently transferred BOLI business.

Healthcare  Group
                                                               Three Months Ended March 31,
                                                             ------------------------------------------
                                                 Operating Results                         Variances  - +/(-)
                                                    2001         2000                        $              %
                                                    ----         ----                        -              -
Revenue
                                                $             $                       $
     First year                                4,010         3,735                   275                        7.4%

     Renewal                                   1,823         1,714                   109              6.4
                                                                                     --------------------------------
                                               ----------------------------
               Total
                                               5,833         5,449                   384              7.0

Commission expense                             610           654                     (44)             (6.7)
                                               ----------------------------          --------------------------------
Gross profit
                                               5,223         4,795                   428              8.9
                 of revenue
               %                                   89.5%         88.0%                       -              -
                                               ----------------------------          --------------------------------
Expenses

     General and administrative                4,125         4,483                   (358)            (8.0)
                 of revenue
               %                                   70.7%         82.3%                       -              -

     Amortization of intangibles               589           514                     75               14.6
                 of revenue
               %                                   10.1%         9.4%                        -              -
                                               ----------------------------          --------------------------------
               Total
                                               4,714         4,997                   (283)            (5.7)

                                                $             $                       $
Operating income                               509           (202)                   711                     -352.0%
                 of revenue
               %                                    8.7%         -3.7%                       -              -
                                               ============================          ================================

         The Healthcare Group registered a $711,000 improvement in operating income over the first quarter of 2000.  A 7.0% increase in revenue coupled with a 6.7% decrease in commissions and an 8.0% decrease in overhead contributed to this performance.

         The Healthcare Group is still experiencing the adverse conditions of the healthcare industry and is expecting more modest results for the remainder of the year.

Compensation Consulting
                                                              Three Months Ended
                                                            -------------------------------------
                                                                  March 31,
                                                                      2001              2000
                                                                      ----              ----
Revenue
                                                             $        3,971
                                                                                     $
     First year                                                                      -
                                                                             -
     Renewal                                                                         -
                                                            -------------------------------------
                       otal                                            3,971
                      T                                                              -
                                                                             -
Commission expense                                                                   -
                                                            -------------------------------------
Gross profit                                                           3,971
                                                                                     -
                        of revenue
                      %                                              100.0%               -
                                                            -------------------------------------
Expenses
                                                                       2,460
     General and administrative                                                      -
                        of revenue
                      %                                               61.9%               -
                                                                          334
     Amortization of intangibles                                                     -
                        of revenue
                      %                                               8.4%                -
                                                            -------------------------------------
                      Total                                            2,794
                                                                                     -

                                                             $        1,177
                                                                                     $
Operating income                                                                     -
                        of revenue
                      %                                               29.6%               -
                                                            =====================================

The Compensation Consulting division was acquired toward the end of the second quarter of 2000, therefore comparisons with the first quarter of last year cannot be made.  This division continues to perform to expectations and we are expecting EBITA to be 36.0% for the year compared with 35.1% for the quarter.

         The Compensation Consulting division also includes the recently acquired Rich, Florin/Solutions, Inc.

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

                                              Three Months Ended                                    Three Months Ended
                                                March  31,  2001                                      March  31,  2000
                                                ----------------                                      ----------------
                                            Existing          Acquisitions       Combined         Existing          Acquisitions       Combined
                                            --------          ------------       --------         --------          ------------       --------

Revenue
                                                           $        22,622     $                                  $   3,735          $
     First year                        $        17,444                        40,066         $         13,198                       16,933
                                                                     12,057                                            1,714
     Renewal                                     13,914                       25,971                    12,500                      14,214
                                                                                            -----------------------------------------
                                      -------------------------------------------------------                                       ---------------
     Total                                       31,358              34,679                             25,698         5,449
                                                                              66,037                                                31,147
                                                                     17,442                                          (2,197)
Commission expense                                 9,514                      26,956                    13,081                      10,884
                                      -------------------------------------------------------------------------------------------------------------
Gross profit                                     21,844              17,237                             12,617         7,646
                                                                              39,081                                                20,263
                                                                       7,243                                           5,414
General and administrative expense               17,407                       24,650                      9,599                     15,013
                                      -------------------------------------------------------------------------------------------------------------
Operating income before amortization               4,437               9,994                              3,018        2,232
                                                                              14,431                                                5,250
                                                                       1,119                                              885
Amortization of intangibles                        1,680                      2,799                          450                    1,335
                                      -------------------------------------------------------------------------------------------------------------
Operating income                       $          2,757    $          8,875    $             $           2,568    $   1,347          $
                                                                              11,632                                                3,915
                                      =============================================================================================================

In the first quarter of 2001, approximately 52.5% of gross revenue and 76.3% of operating income came from acquisitions while 17.5%
of gross revenue and 34.4% of operating income were from acquisitions during the same period in 2000.  We do not attribute a great deal of significance to these statistics for several reasons:

o        an acquisition's contribution to operating performance in any given period is considerably dependent On the timing of the transaction;

o        an acquisition, by our definition for this purpose, that has not yet appeared in four quarters' operating results.  As these acquisitions add to our existing business base, the relative contribution of any subsequent acquisition may diminish; and

o        acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth, however, the resources dedicated to our acquisition program could have had an impact on the performance of the existing business had the acquisitions not been made.

Corporate General and Administrative Expenses

         In 1999, we established a corporate administrative office in North Barrington, Illinois to house our executive staff and to provide direction and coordination of our financial, strategic planning and acquisition activities.  For the March 31, 2001 quarter, the cost of our Corporate Headquarters amounted to $3.7 million compared with $1.4 million for the comparable quarter of last year.

Non-Operating Income

         In the first quarter of 2001, we received $191,000 of life insurance proceeds as the result of the death of one of our employees.

Interest Expense - Net

         Net interest expense was $1.3 million in the March 31, 2001 quarter, a 51.7% increase from the $851,000 net interest expense in first quarter 2000.  Although we enjoyed $13.5 million of cash flow from operations, our average net borrowings increased $29.0 million over the same quarter of 2000, which at today's interest rates, accounts for the full amount of the interest expense increase.
Borrowing increased to support our acquisition program.  During the first quarter, our cash outlays for acquisitions were $16.2 million and $1.0 million for new equipment.

Income Taxes

         Income taxes in 2001 were $4.3 million at an effective tax rate of 41.0% compared with $1.3 million at an effective tax rate of 41.5% in 2000.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

                                                               March 31        December 31       March 31
                                                                   2001               2000           2000
                                                               --------        -----------       ---------
Cash and cash equivalents.................................... $    7,660      $     7,598        $     778
Working capital.............................................. $   (4,862)     $   (2,317)        $  (6,148)
Current ratio - to one.......................................        .90              .95              .72
Shareholders' equity per common share (1)...............      $     9.36      $      8.88        $    6.79
Debt to total capitalization (2)...............................     36.4%            36.5%            37.2%
-----------
(1)  total shareholders' equity divided by actual shares outstanding
(2)  current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

         In addition to our recognized balance sheet assets and liabilities, we have an on going renewal revenue stream, estimated to be $578.5 million over the next ten years.  Discounting these renewals to the net present value of the estimated realizable amounts, adjusted for a 95% persistency rate, at the U.S. Treasury ten year note rate yield was approximately $457 million at March 31, 2001 compared with $246 million at March 31, 2000.

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

         Summarizing our cash flow, comparatively, for the first quarter:

                                                                                  Three Months Ended
                                                                                          March 31,
                                                                                ------------------------
                                                                                   2001           2000
                                                                                   ----           ----
Cash flows from (used in):
    Operations..................................................................$13,492          $1,496
    Investing................................................................... (17,119)         (2,210)
    Financing...................................................................    3,689         (3,340)

Cash Flows from Operating Activities

 .........Our cash flow from operations for the three months ended March 31, 2001, compared with the same three month period in 2000, was as follows:

                                                        Three Months Ended
                                                                March 31,              Increase
                                                      ----------------------------------
                                                        2001              2000          In Cash
                                                        ----              ----          -------
Net income plus non-cash expenses                    $ 9,665           $ 3,453          $  6,212
Changes in operating assets and liabilities             3,827           (1,957)             5,784
                                                     --------          --------         ---------
Cash flow from operating activities                  $13,492           $ 1,496          $ 11,996
                                                      ======             =====            ======

         Our continued strong cash flow from operations allows us to pay down acquisition debt and still continue our acquisition program.  We make significant use of borrowings to finance our acquisitions.  Because of this and the strong cash generated by operations, management has decided to dedicate all excess cash to the reduction of bank borrowings and, as a result only cash for reasonably foreseeable needs and expenses is retained.

         The following table represents the estimated gross renewal revenue associated with our inforce business owned life insurance policies as of March 31, 2001.  The projected gross revenue is not adjusted for mortality, lapse or other factors that may impair realization.  These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received.

                          Clark/Bardes
                           Consulting
                          Compensation          Banking        HealthCare
                         Resource Group         Practice          Group         Total
                       --------------------------------------------------------------------
     2001                       $ 71,124       $11,251            $ 6,084       $ 88,459

     2002                         68,287         8,546               6,016         82,849

     2003                         60,917         5,085               5,944         71,946

     2004                         52,071         5,167               5,810         63,048

     2005                         50,226         5,206               5,436         60,868

     2006                         47,418         5,259               5,155         57,832

     2007                         44,389         5,318               4,901         54,608

     2008                         42,637         5,368               4,629         52,634

     2009                         42,744         5,406               4,141         52,291

     2010                         42,939         5,349               3,605         51,893

                       --------------------------------------------------------------------
    total                   $ 522,752          $61,955            $ 51,721     $ 636,428

December 31, 1999       $     322,450          $49,390            $  65,406    $ 437,246

At March 31, 2000, our ten year renewal projection amounted to $437.2 million.  The March 31, 2001 balance represents a 32.3%
increase in our residual book of business - a natural reflection of our revenue growth.

         As consulting businesses, our Compensation Consulting and Corporate Practice divisions do not have renewal revenues from existing programs.

Cash Used in Investing Activities

         Acquisitions accounted for $16.2 million used in investing activities.  The balance was for purchases of equipment.

         We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity.
However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

         We presently have a $114.3 million credit facility with a group of banks.  Loans bear interest at a floating rate based on the London InterBank Offered Rate at the time of borrowing or prime rate at due dates.  The credit agreement contains a number of restrictive covenants and we were in compliance at March 31, 2001.

         In an effort to reduce interest costs, management has directed that all cash beyond reasonably foreseeable needs be used to pay down debt.  Depending upon adherence to the criteria in our loan agreements at the time of draw down, we had $53.8 million available under our credit line at March 31, 2001.

         We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations.  We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to be approximately $328.2 million over the next five years.  However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

         As our business grows, our working capital and capital expenditure requirements will also continue to increase.  We believe that net cash flows from operations will be sufficient to finance our debt payments, working capital and capital expenditures for the next twelve months.  There can be no assurance, however, that the net cash flows from operations will be sufficient to meet our anticipated requirements or that we will not require additional debt or equity financing within this time frame.  We may continue to issue stock to finance future acquisitions.

Intangible Assets and Renewal Revenue

         We believe it helpful to understand the inter-relationship between our renewal revenue and our intangible assets.  Because the renewal premiums underlying the book of business that come with many of our acquisitions are not contractually enforceable, generally accepted accounting principles forbid us from recognizing them as assets at the time of the acquisition.  Therefore, virtually the entire purchase price is allocated to intangible assets.  Two important elements of our intangible assets affect our cash flow:

o        the present value of inforce revenue is the net discounted cash flow from the book of business of those companies having future renewal revenue at the time we acquired them; and

o        a potential future tax benefit over the next fifteen years.  Approximately $155.2 million of our gross intangible assets are expected to be tax deductible.

        Net intangible assets arising from our purchased businesses consist of the following:

                                                              March 31,         December 31,
                                                                  2001               2000
                                                              -------------     -------------
         Present value of inforce revenue.....................$   84,023        $     85,962
         Goodwill.............................................    92,402              78,419
         Non-competition agreements...........................       923                992
                                                              -------------     --------------
 ..............................................................$  177,348        $   165,373
                                                              ==========        ===========
         Total assets.........................................      75.7%              75.2%
         Stockholders' equity.................................     148.7%             146.9%

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

         Goodwill is being amortized over periods of twenty to forty years.  Non-competitive agreements are amortized over five to ten years, according to the terms of the agreements.

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

        At December 31, 1999, we had total outstanding indebtedness of $64.6 million, or approximately 36.5% of total market capitalization.  At March 31, 2001, we had total outstanding indebtedness of $68.3 million or 36.4% of total market capitalization.
Our interest rate risk objective is to limit the impact of rate fluctuations on earnings and cash flows.  To achieve this objective, we manage our exposure to fluctuations in interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable, and interest rate swaps to mitigate interest rate risk and to effectively lock the interest rate on a portion of our variable rate term debt.

         Coincident with the credit facility, we entered into three interest rate swap agreements to set the interest rates with a bank affiliated with the lending group.  The first agreement went into effect on July 6, 1999, and sets the underlying LIBOR-based interest rate at 5.76% on $12.0 million of the debt.  The second agreement went into effect on January 18, 2000 and sets the underlying LIBOR-based rate at 5.29% on $12.0 million of the debt.  The third agreement went into effect on June 29, 2000 and sets the underlying LIBOR rate at 7.24% on $20.0 million of our debt.  In the quarter, these agreements provided savings of $28,000.

         We do not enter into derivative or interest rate transactions for speculative purposes.  Approximately 18.3% of our outstanding debt was at the prime rate of 8.75% plus the applicable spread at March 31, 2001.  An additional 71.6% of our outstanding debt at September 30, 2000, was effectively locked at an interest rate of 7.2% through an interest rate swap agreement for a notional amount of $44.0 million.  While these hedges effectively reduce our overall cost of borrowings, it should not be inferred that we can borrow at these reduced rtes.  Our ability to control interest rates through swap agreements is limited to the notional amounts under those agreements with such notional amounts declining on a quarterly basis.

        The following table incorporates only those exposures that exist as of  March 31, 2001, and does not consider exposures or positions that could arise after that date.  In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value.  As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods and prevailing interest rates. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

                                                               Expected Maturity Date

                                    2001      2002     2003      2004      2005   Thereafter  Total   Fair Value
                                    ----      ----     ----      ----      ----   ----------  -----   ----------

Liabilities

Long term debt
       Fixed rate                    $  719   $1,046    $1,154   $ 1,274   $1,407   $ 2,244    $7,844    $ 8,073
       Average interest rate          10.0%    10.0%     10.0%     10.0%    10.0%     10.0%

       Variable rate:
       U. S. Prime                  $ 2,500   $2,500    $2,500   $ 2,500   $2,500             $12,500    $12,500
       London Interbank Offered    $ 13,395            $11,336   $10,069    $ 275  $          $47,995    $47,995
                                             $12,920                                      -
       Average interest rate           7.3%     7.3%      7.3%      7.3%     7.3%      0.0%

Interest Rate Derivatives

Interest rate swaps
       Variable to fixed
       Average notional amount     $ 40,250            $20,250   $10,250   $2,500  $
                                             $30,250                                      -

       Average pay rate               6.29%    6.33%     6.38%     6.51%    6.91%     0.00%
       Average receive rate                 variable - floating three month LIBOR

Recent Accounting Pronouncements

   FASB Accounting Standard - Derivatives and Hedging Activities

         As of January 1, 2001, we adopted Financial Accounting Standards Board Statement no. 133, (Accounting for Derivative
Instruments and Hedging Activities) which was issued in June 1998 together with its amendments, Statements 137, Accounting for
Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for
Certain Derivative Instruments and Certain Hedging Activities.  Collectively, these Statements require companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.

         If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

         As explained in the preceding section on Market Risk, we have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of our loan agreement.  The interest rate swaps have been designated as cash-flow hedges and have been highly effective as of March 31, 2001.  At March 31, 2001, we had interest rate swap agreements outstanding with a notional principal amount of $44.0 million.  Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings.

         We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions.  We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  When it is determined that a derivative is not highly effective, as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.  We do not hold derivative or financial instruments for trading purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference from the Liquidity and Capital Resources section of "Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations" in pages 25 through 26 of this Form 10-Q.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEDURES

         On May 2, 2001, the Circuit Court of the State of Oregon, in the matter of M Financial Holdings, Incorporated and M Life
Insurance Company (hereinafter "M") v. Clark/Bardes Holdings, Inc., et. al., Case No. 0006 05661, entered an order dismissing the case pursuant to a settlement agreement between the parties dated as of April 27, 2001.

         The terms of the settlement are, by agreement, confidential, and are not expected to have a material adverse effect on the financial condition or results of operations of Clark/Bardes Holdings, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The list of exhibits required by this Item 6(a) appears on the Exhibit Index attached hereto.
         (b)  Reports in Form 8-K. None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              CLARK/BARDES HOLDINGS, INC.

Date     .........May 9, 2001                                          /s/ W.T. WAMBERG
     -------------------------------                          -----------------------------------
         .........                                                     W.T. Wamberg
         .........                                            President and Chief Executive Officer

Date     .........May 9, 2001                                          /s/  THOMAS M. PYRA
    --------------------------------                          --------------------------------------------
         .........                                                     Thomas M. Pyra
         .........                                            Vice President and Chief Financial Officer
         .........                                            (Principal Financial Officer)