Form 10-Q
period 2001-06-30
CLARK/BARDES HOLDINGS INC
filed 2001-08-14
CIK 1063980

 -------------------------------------------------------------------------------

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File No. 000-24769

CLARK/BARDES, INC.

(Exact name of Registrant as specified in its charter)

Delaware

52-2103926

(State of Incorporation)

(I.R.S. Employer Identification No.)

102 South Wynstone Park Drive, North Barrington, Illinois 60010

(Address of principal executive offices and Zip code)

Registrant's telephone number: (847) 304-5800

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Securities Exchanges on which registered

None Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 per share

(Title of class)

Junior Participating Preferred Stock, Series A, Purchase Rights

Par value, $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

As of July 26, 2001 there were 12,756,562 shares of common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.....................................................................   4
     Condensed Consolidated Balance Sheets at June 30, 2001......................................   4
           and December 31, 2000
     Condensed Consolidated Statements of Operations for the three...............................   5
          months and six months ended June 30, 2001 and 2000
     Condensed Consolidated Statements of Cash Flows for the.....................................   6
           six months ended June 30, 2001 and 2000
     Notes to Condensed Consolidated Financial Statements........................................   7

Item 2. Management's Discussion and Analysis of Financial........................................  14
             Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................  31

PART II.  OTHER INFORMATION

EXHIBITS
     Index to Exhibits...........................................................................

FORWARD-LOOKING STATEMENTS

     This Form 10-Q and the documents included or incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include statements as to expected renewal revenues, projected future results of operations, decreases in amounts of amortization expense and other statements of a forward looking nature. These statements are identified by words such as "anticipate", "believe", "estimate", "expect", "intend", "predict", or "project", and similar expressions, as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to the following:

  ........changes in tax legislation;
  federal and state government regulations;
  dependence on a select group of insurance companies;
  dependence on key producers and services of key personnel;
  dependence on information processing systems and risk of errors or omissions;
  dependence on persistence of existing business;
  risks associated with acquisitions;
  significant intangible assets;
  competitive factors and pricing pressures; and
  general economic conditions.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------------------------------
                                               CLARK/BARDES, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,                   December 31,
                                                                                2001                         2000
                                                                               ----                         ----
                                                                             Unaudited                     Audited
                                                                                            (dollars in thousands
                                                                                            except share amounts)
                                                             ASSETS
Current Assets
   Cash and cash equivalents
                                                                           $  8,199                       $ 7,598
   Accounts and notes receivable - net                                       22,977                        31,134
   Deposits, advance and prepayments                                          3,462                         2,809
   Deferred tax asset                                                         1,874                         1,861
                                                                           -------------------------    -----------------------
      Total Current Assets                                                   36,512                        43,402
Intangible Assets - Net                                                     175,826                       165,373
Equipment and Leasehold Improvements - Net                                   10,124                         8,376
Other Assets                                                                  4,455                         2,704
                                                                          -------------------------     -----------------------
      Total Assets                                                         $226,917                       219,855
                                                                          =========================     =======================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable
                                                                             $2,385                         10,786
   Accrued liabilities                                                       19,236                        17,664
   Income taxes                                                                  39                            4,121
   Deferred income                                                              945                           1,180
   Debt maturing within one year                                             12,016                        11,968
                                                                          ------------------------     -----------------------
      Total Current Liabilities                                              34,621                        45,719
Deferred Tax Liability                                                        7,996                         7,228
Deferred Compensation                                                         2,258                         1,745
Interest Rate Swap                                                            1,279                         -
Long Term Debt                                                               61,835                        52,605
Stockholders' Equity
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued            -                             -
   Common stock
          Authorized - 20,000,000 shares; $.01 par value
          Issued and outstanding - 12,756,562 in 2001 and 12,675,309 in 2000    128                           127
    Paid in capital                                                          89,342                        88,810
    Retained earnings                                                        30,737                        23,621
    Other comprehensive loss (interest rate swap)                            (1,279)                       -
                                                                          -------------------------     -----------------------
Total Stockholders' Equity                                                  118,928                       112,558
                                                                          -------------------------     -----------------------
Total Liabilities and Stockholders' Equity                                 $226,917                       219,855
                                                                          =========================     =======================

                              see accompanying notes to condensed consolidated financial statements
                                                       Unaudited
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                           --------                             --------
                                               2001            2000             2001                2000
                                               ----            ----             ----                ----
                                                           (dollars in thousands except share amounts)

Total Revenue                                  $43,468        $24,364          $109,505          $55,511
  Commission and fee expense                    13,070          8,028            40,026           18,912
                                               -----------------------------------------------------------------
Gross Profit                                    30,398         16,336            69,479           36,599
                                               -----------------------------------------------------------------

Operating Expenses
   General and administrative                 24,617            14,114           49,267            29,127
   Amortization                                2,940             1,329            5,739             2,664
                                              -----------------------------------------------------------------
                                              27,557            15,443           55,006            31,791
                                              -----------------------------------------------------------------
Operating Income                              2,841             893              14,473            4,808
Non-operating Income (Expense)                (72)                                119
Interest
   Income                                       64               53                202              127
   Expense                                   (1,511)           (900)            (2,940)           (1,825)
                                              ------------------------------------------------------------------
                                             (1,447)           (847)            (2,738)           (1,698)
                                              ------------------------------------------------------------------
Income before taxes                           1,322             46               11,854            3,110
Income taxes                                    422            (113)              4,740            1,160
                                              ------------------------------------------------------------------
Net Income                                    $900              $159             $7,114           $1,950
                                              ==================================================================

Basic Net Income per Common Share
Net income                                    $ 0.07            $ 0.02           $ 0.56          $ 0.20
                                              ------------------------------------------------------------------

Weighted average shares                       12,740,269         9,855,522       12,718,273  9,796,824
                                              ------------------------------------------------------------------

Diluted Net Income per Common Share
Net income                                    $0.07             $ 0.02           $ 0.55          $ 0.19
                                              ------------------------------------------------------------------

Weighted average shares                       13,021,962       10,124,431        12,914,812  10,074,062
                                              ------------------------------------------------------------------

        see accompanying notes to condensed consolidated financial statements
                                                          Unaudited
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                       2001                    2000
                                                                                       ----                    ----
                                                                                          (dollars in thousands)

Cash From Operating Activities - Net                                             $   11,356               $    8,765

Investing Activities
   Purchases of businesses                                                          (17,584)                 (27,153)
   Purchases of equipment                                                            (2,478)                  (1,729)
   Other                                                                                -                       (894)
                                                                              ----------------------- ------------------------
                                                                                     (20,062)                 (29,776)
                                                                              ----------------------- ------------------------

Financing Activities
   Proceeds from borrowings                                                           22,500                   29,100
   Repayment of borrowings                                                           (13,222)                 (11,012)
   Issuance of common stock - net                                                         29                      329
                                                                                          -                        47
                                                                              ----------------------- ------------------------
                                                                                       9,307                   18,464
                                                                              ----------------------- ------------------------
Increase (Decrease) in Cash                                                              601                   (2,547)
   Cash and Cash Equivalents at  Beginning of Period                                   7,598                    4,832
                                                                              ----------------------- ------------------------
   Cash and Cash Equivalents at  End of Period                                   $     8,199               $    2,285
                                                                              ======================= ========================

                            see accompanying notes to condensed consolidated financial statements

CLARK/BARDES, INC. AND SUBSIDIARIES

Unaudited

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Tables shown in thousands of dollars, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Clark/Bardes, Inc. and our wholly owned subsidiaries. Through our five operating divisions, Compensation Resource Group, Banking Practice, Healthcare Group, Pearl Meyer & Partners, and Corporate Practice, we design, market and administer life insurance products, compensation, and benefit programs to U.S. corporations, banks and healthcare organizations. We assist our clients in using customized life insurance products to finance long-term benefit liabilities and supplement and secure benefits for key employees, and provide compensation consulting services.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

2. ACQUISITION OF COMPENSATION RESOURCE GROUP, INC.

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

     Acquisition expenses were $735,000. The cash portion of the purchase price was borrowed under our acquisition and working capital credit facility.

     The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the present value of in-force revenue and amortized over a period of thirty years and $11.4 million allocated to goodwill that will be amortized over twenty years.

     CRG is an executive compensation and benefits organization providing the design, marketing and administration of non-qualified benefit plans. It is headquartered in Los Angeles, California and has affiliated offices in seven other cities. Prior to the acquisition, we had no material relationship with CRG.

CLARK/BARDES, INC. AND SUBSIDIARIES

Unaudited

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Coincident with this acquisition, we entered into a bonus arrangement for certain key executives and employees of CRG. This arrangement will provide for the payment of bonuses of up to $20 million if certain stipulated financial objectives are achieved during the years ended December 31, 2003 to 2005.

     The unaudited financial information below presents our results and CRG as if the acquisition had occurred on January 1, 2000.

                                                        June 30, 2000               June 30, 2000
                                                 ---------------------------------------------------
Pro Forma
             Revenue...............................       $ 32,551                      $ 74,717
             Net income (loss).....................         (2,155)                          352
             Diluted earnings (loss) per share.....           (.20)                          .03

3. ACQUISITION OF PEARL MEYER & PARTNERS, INC.

>     On June 21, 2000, we acquired all of the outstanding capital stock of Pearl Meyer & Partners, Inc. for a total purchase price of $25.9 million, not including expenses. The purchase price consisted of a cash payment of $21.9 million and the issuance of 250,000 shares of our common stock with a value of $4.0 million. Acquisition expenses were $720,000. The cash portion of the purchase price was borrowed under our line of credit.

     The acquisition has been accounted for as a purchase and goodwill of $23.5 million will be amortized over twenty years.

     In addition to the initial purchase price, $2.0 million of additional cash consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the eighteen months subsequent to the purchase.

     Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became our fourth operating division. Prior to the acquisition, we had no material relationship with Pearl Meyer.

     The unaudited pro forma information below presents our results and Pearl Meyer & Partners as if the acquisition had occurred on January 1, 2000.

                                                      June 30, 2000                  June 30, 2000
                                               ------------------------------- ----------------------
Pro Forma
             Revenue...............................       $ 27,280                      $ 61,603
             Net income............................            404                         2,563
             Diluted earnings per share............            .04                           .25

4. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Derivatives and Hedging Activities

     As of January 1, 2001, we adopted Financial Accounting Standards Board Statement no. 133, (Accounting for Derivative Instruments and Hedging Activities) issued in June 1998 together with its amendments, Statement 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and Statement 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Collectively, these Statements require companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.

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

     We entered into interest rate swaps to match floating rate with fixed rate interest payments periodically over the life of our term loan agreement. The interest rate swaps have been designated as cash-flow hedges and have been highly effective as of June 30, 2001. At June 30, 2001, we had interest rate swap agreements outstanding with a notional principal amount of $41.5 million. Changes in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges are recorded in other comprehensive income until earnings are affected by the variability of cash flows.

     Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the six months ended June 30, 2001. No cash flow hedges were derecognized or discontinued for the six months ended June 30, 2001. The adoption of the Standards had no significant impact on our financial position or results of operation for the three months ended June 30, 2001.

FASB Accounting Standard - Business Combinations
FASB Accounting Standard - Goodwill and Other Intangible Assets

     On June 27, 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. In addition, goodwill arising from acquisitions consummated subsequently to June 30, 2001, will not be amortized. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.4 million ($.20 per share in 2002). During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

5. EARNINGS PER SHARE

The following table sets forth the computation of historical basic and diluted earnings per share:
                                                      June 30,                         June 30,
                                                      --------                         --------
                                                 2001           2000            2001              2000
                                                 ----           ----            ----              ----
                                                                 (dollars in thousands)
Numerator:
Net income for basic earnings per share     $      900             159             7,114             1,950
                                            --------------- -------------- ----------------  ----------------

Numerator for diluted earnings per share    $      900             159             7                 1,950
                                            =============== ============== ================  ================

Denominator
Denominator for basic earnings per share -
   weighted average shares
                                            12,740,269      9,855,522         12,718,273         9,796,824
Effect of dilutive securities:
   Stock options                               281,693        268,909            196,539           277,238
                                            --------------- -------------- ----------------  ----------------

Diluted earnings per share -
   weighted average shares plus assumed
conversions                                 13,021,962      10,124,431        12,914,812        10,074,062
                                            =============== ============== ================  ================

Per Share
Basic earnings                              $     0.07            0.02             0.56                0.20
                                            =============== ============== ================  ================

Diluted earnings                            $     0.07            0.02             0.55                0.19
                                            =============== ============== ================  ================

6. RISKS AND UNCERTAINTIES

     Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations, therefore the life insurance products underlying the benefit programs we market are vulnerable to adverse changes in tax legislation and policy. Amendments to the federal tax laws enacted in 1996 and 1997 reduced the advantages of certain business owned life insurance programs.

     During the past two years, a number of U.S. corporations have been faced with a significant income tax liability as a result of Internal Revenue Service challenges and court rulings disallowing interest deductions related to a program known as a leveraged COLI. Although we stopped selling leveraged COLI programs in June 1997, this development may cause some existing holders of leveraged COLI policies to surrender their policies, which could reduce the amount of renewal commissions or fees that we would realize in the future.

     In addition, the Internal Revenue Service has begun an initiative with respect to certain aspects of split-dollar insurance programs known as "equity split-dollar." Under this initiative, the individual insured could suffer adverse income tax consequences over the term of the policy. This policy could result in a reduction of revenue derived from the sale of such policies.

     For a discussion of additional risks and uncertainties affecting our business, financial condition and results of operations, see the disclosure under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 5, 2001.

7. SEGMENTS AND RELATED INFORMATION

We have five reportable segments:

  Clark/Bardes Consulting - Compensation Resource Group
  Clark/Bardes Consulting - Banking Practice
  Clark/Bardes Consulting - Healthcare Group
  Compensation Consulting
  Corporate Practice

     On March 12, 2001, we acquired the assets and business of Rich, Florin/Solutions, Inc. and it became the fifth operating group - Corporate Practice, specializing in technical and middle management compensation consulting.

     On September 6, 2000, we acquired all of the outstanding common stock of Compensation Resource Group, Inc. (CRG) an independent company specializing in the design, marketing and administration of non-qualified executive compensation plans using company owned life insurance products. In acquiring CRG, we reorganized as follows:

  The division formerly known as Clark/Bardes was renamed Clark/Bardes Consulting - Compensation Resource Group and consists of a Los Angeles, California headquarters with service centers in Dallas, Texas and Bethesda, Maryland.
  The bank owned life insurance product sold by the Clark/Bardes division was transferred to the Banking Practice thus placing all of our bank owned life insurance business in one division, commencing January, 2001.

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

     We evaluate performance and allocate resources based on income from operations before income taxes, interest, or corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant policies. There are no inter-segment revenues or expenses.

                                                     June30,                      June 30,
                                            ------------------------------------------------------------
                                                2001         2000         2001             2000
                                            ------------------------------------------------------------
Revenues from External Customers
     Compensation Resource Group             $11,720       $ 5,712       $51,341         $14,770
     Banking Practice                         19,703        13,048        36,316          29,688
     Healthcare                                5,583         5,398        11,416          10,847
     Compensation Consulting                   2,850           206         5,964             206
     Corporate Practice                        3,612           -           4,468              -
                                            ------------------------------------------------------------
                   Total segments - reported  43,468        24,364       109,505          55,511
     Reconciling items                            -            -            -
                                            ------------------------------------------------------------
               Total consolidated - reported $43,468       $24,364      $109,505         $55,551
                                            ============================================================
Operating Income and Income/(Loss) Before
Taxes
     Compensation Resource Group             $(1,148)      $   839         7,979         $ 1,585
     Banking Practice                          5,838         1,726        10,401           6,486
     Healthcare                                 (905)          466          (397)            264
     Compensation Consulting                     530           107         1,328             107
     Corporate practice                        1,377            -          1,756              -
                                            ------------------------------------------------------------
              Total segments -   reported      5,692         3,138        21,067           8,442
     Corporate overhead                       (2,851)       (2,245)       (6,594)         (3,634)
     Non-operating income (expense)              (72)          -             119             -
     Interest - net                           (1,447)         (847)       (2,738)         (1,698)
                                            ------------------------------------------------------------
                      Income before taxes    $ 1,322            46        11,854         $ 3,110
                                            ============================================================
Depreciation and Amortization
     Compensation Resource Group             $ 1,559       $   648      $  2,942         $ 1,256
     Banking Practice                            629           362         1,366             742
     Healthcare                                  786           567         1,545           1,241
     Compensation Consulting                     384            35           761              35
     Corporate practice                          146            -            185              -
                                            ------------------------------------------------------------
                  Total segments - reported  $ 3,504       $ 1,612      $  6,799           3,274
     Reconciling items                            61            76           119              76
                                            ------------------------------------------------------------
              Total consolidated - reported  $ 3,565       $ 1,688      $  6,918         $ 3,350
                                            ============================================================
                                                                      June 30,       December 31,
Identifiable Assets                                                    2001             2000
                                                                       ----             ----
     Compensation Resource Group                                   $  78,568        $  84,497
     Banking Practice                                                 59,933           64,623
     Healthcare                                                       35,459           33,768
     Compensation Consulting                                          32,132           29,627
     Corporate practice                                               15,171              -
                                                                     ----------------------------------
                  Total segments - reported                          221,263          212,515
     Deferred tax asset                                                1,874            1,861
     Holding company assets - non operating                            3,780            5,479
                                                                     ----------------------------------
              Total consolidated - reported                        $ 226,917         $ 219,855
                                                                     ==================================
Capital Expenditures
     Compensation Resource Group                                   $     874         $   1,091
     Banking Practice                                                    247             1,161
     Healthcare                                                          698               663
     Compensation Consulting                                             604               550
     Corporate practice                                                   52                32
                                                                     ----------------------------------
                Total segments -  reported                             2,475             3,497
                                                                           3               -
                                                                     ----------------------------------

               Total consolidated - reported                      $    2,478         $   3,497
                                                                   ==================================

8. ACQUISITIONS

     On July 25, 2001, we acquired all of the operating assets and assumed certain liabilities of Management Science Associates, Inc., an Independence, Missouri based provider of consulting services to healthcare institutions. The purchase price was $4.6 million cash, not including acquisition expenses. In addition, we will pay the sellers an additional $750,000 upon the Company's achieving certain revenue targets during the years ending December 31, 2003. The purchase price was borrowed under our line of credit.

     The value of the net assets and excess purchase price has not been determined.

     On July 20, 2001, we announced the signing of a letter of intent to purchase Lyons Compensation and Benefits, LLC. Lyons is a Watham, Massachusetts based provider of compensation and benefit plans. Consummation of the purchase is subject to the approval of both Companies' Boards of Directors, approval of our lending banks and the satisfactory completion of financial and business due diligence.

9. LITIGATION

     On May 30, 2001, we were named a defendant in a lawsuit, case No. 00-11-00088 CVL, filed in the District Court of LaSalle, County, Texas alleging gross negligence in connection with the death of an employee. Damages are unspecified.

     We deny any and all claims and allegations in this action and intend a vigorous defense. The matter is covered by our existing insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tables shown in thousands of dollars, except per share amounts)

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes thereto and other information appearing elsewhere in this Form 10-Q.

Overview

     Net income for the quarter ended June 30, 2001 was $900,000 or $.07 per diluted share representing a 466.0% increase over net income of $159,000 or $.02 per diluted share in the comparable quarter of 2000. For the first six months of 2001, our net income was $7.1 million or $.55 per diluted share, an increase of 264.8% over the reported net income of $2.0 million or $.19 per diluted share for the six months ended June 30, 2000.

Acquisitions

     On July 25, 2001, we acquired all of the operating assets and assumed certain liabilities of Management Science Associates, Inc., an Independence, Missouri based provider of consulting services to healthcare institutions. The purchase price was $4.6 million cash, not including acquisition expenses. In addition, we will pay the sellers an additional $750,000 upon the Company's achieving certain revenue targets during the years ending December 31, 2003. The purchase price was borrowed under our line of credit.

     The value of the net assets and excess purchase price has not been determined.

     On July 20, 2001, we announced the signing of a letter of intent to purchase Lyons Compensation and Benefits, LLC. Lyons is a Waltham, Massachusetts based provider of compensation and benefit plans. Consummation of the purchase is subject to the approval of both Companies' Board of Directors, our lending banks and the satisfactory completion of financial and business due diligence.

Compensation Resource Group, Inc.

     On September 6, 2000, we acquired all the issued and outstanding capital stock of Compensation Resource Group ("CRG") for a total purchase price of $30.5 million, not including acquisition expenses, consisting of the following:

  a cash payment to the CRG selling shareholders of $11.4 million;
  the issuance of 596,463 shares of our common stock, having an aggregate value of $6.1 million based on the closing price on September 5, 2000; and
  the repayment of approximately $13.0 million of CRG's long term debt.

     Acquisition expenses were $735,000. The cash portion of the purchase price was borrowed under our acquisition and working capital credit facility.

     The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the present value of in-force revenue and amortized over a period of thirty years and $11.4 million allocated to goodwill, which will be amortized over twenty years.

     CRG is an executive compensation and benefits organization that provides the design, marketing and administration of non-qualified benefit plans. It is headquartered in Los Angeles, California and has affiliated offices in seven other cities. Prior to the acquisition, we had no material relationship with CRG.

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

                                                      June 30, 2000                  June 30, 2000
                                               ------------------------------- ----------------------
Pro Forma
             Revenue...............................       $ 32,551                      $ 74,717
             Net income (loss).....................         (2,155)                          352
             Diluted earnings (loss) per share.....           (.20)                          .03
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

     Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became our fourth operating division. Prior to the acquisition, we had no material relationship with Pearl Meyer.

     The unaudited pro forma information below presents the results of Pearl Meyer & Partners and ourselves as if the acquisition had occurred on January 1, 2000.

                                                     June 30, 2000                    June 30, 2000
                                              ------------------------------    ----------------------
Pro Forma
             Revenue...............................       $ 27,280                      $ 61,603
             Net income............................            404                         2,563
             Diluted earnings per share............            .04                           .25
Earnings Guidance

     Set forth below is a comparison of our actual results for the three months ended June 30, 2001 compared to the guidance previously provided.

                                               --------------------------------------
                                                   Actual           Guidance
                                                   ------           --------
Revenue
     First year                                 $ 26,790         $  26,300
     Renewal and fees                             16,678            18,100
                                                ---------------------------
           Total                                  43,468            44,400

Gross profit                                      30,398            30,500
                                               ----------           ------

Earnings before interest, taxes and
     amortization                                  5,781             5,200

Net income                                      $    900         $     800
                                               ======================================

Diluted shares outstanding
                                               13,021,962        13,218,000

Diluted earnings per share
                                               $    0.07         $     0.06

Contributions by division
     Revenue
          Corporate Benefits                    $ 11,720         $  13,965
          Banking Practice                        19,703            20,577
          HealthCare Compensation                  5,583             4,661
          Compensation Consulting                  6,462             5,197
                                               --------------------------------------
                  Total                         $ 43,468            44,400
                                               ======================================

     Earnings before interest, taxes and
         amortization
          Corporate Benefits                    $   195               692
          Banking Practice                        6,382             4,400
          HealthCare Compensation                  (307)              119
          Compensation Consulting                 2,303             1,122
          Holding Company                        (2,792)           (1,133)
                                               --------------------------------------
                                                $ 5,781             5,200
                                               ======================================

     Set forth below is an update of our previously published forecasts of our expected results of operations for the year ended December 31, 2001. All of the data in the following table constitute forward-looking information within the meaning of Section 27A of the Securities Acts of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to the risks and uncertainties described on page 10 hereof and under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000.

                                  --------------------------------------------------------------------
                                  March 31, (A)     June 30 (A)       September 30      December 31      2001          2002
                                  -------------     -----------       ------------      -----------      ----          ----
Revenue
     First year                   $   40,132         $   26,685        $    29,300       $   42,200   $ 138,317       $161,700
     Renewal and fees                 25,905             16,783             17,900           23,900      84,488         94,000
                                  -----------       -------------
         Total                        66,037             43,468             47,200           66,100     222,805        255,700
                                  -----------       -------------                            -------    --------   -----------

Gross profit                          39,081             30,398             33,000           45,700     148,179        169,800
                                  -----------       -------------                            -------    --------   -----------

Earnings before interest, taxes
and amortization                      14,431              5,781             19,300           19,300      46,012         52,000

Net income                        $    6,213         $      900        $     1,600       $    9,600    $ 18,313        $ 21,600
                                      =======            ======                               ======     =======        =======

Diluted shares outstanding           12,783,715      13,021,962        13,500,000         13,600,000     13,400,000    13,700,000

Diluted earnings per share        $       0.49       $     0.07        $     0.12         $     0.71   $   1.37         $  1.58

Contributions by Market
     Revenue
         Corporate Benefits                                                                                    39%            38%
         Banking Practice                                                                                      40%            39%
         HealthCare Compensation                                                                               11%            12%
         Compensation Consulting                                                                               10%            11%

     Earnings before interest,
taxes and amortization
         Corporate Benefits                                                                                    30%            35%
         Banking Practice                                                                                      68%            57%
         HealthCare Compensation                                                                                6%            10%
         Compensation Consulting                                                                               17%            19%
         Holding Company                                                                                      -21%           -21%

     The above forward looking statements are based on the beliefs of management and the information currently available and are not an assurance of future performance. Such forward looking statements are based on a number of assumptions by management, including, without limitation; there will be no change in tax laws, regulations or enforcement policies of the Internal Revenue Service and that our acquisitions will be successful. If we are incorrect in the assumptions, or if the risks and uncertainties were to be realized, our actual result could be materially different. Because of such risks and uncertainties and the possibility that one or more of our assumptions may be incorrect, you should not rely on the above forward looking statements in making any investment decision whether to buy, hold or sell any of our securities.

Revenue Sources and Recognition

     Our operating units derive their revenue primarily from:

  commissions paid by the insurance companies issuing the policies underlying our benefit programs;
  program design and administrative service fees paid by our clients; and
  executive compensation and benefit consulting fees.

     Our commission revenue is normally long term and recurring, is typically paid annually and usually extends for a period of ten years or more after the sale. Commissions paid by insurance companies vary by policy and by program and represent a percentage of the premium or the cash surrender value of the insurance policies underlying the program.

  First Year Revenue. First year revenue is derived from two principal sources; (a) the commission we earn when the client first purchases the policies. It is the financial result of our sales efforts and revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid, by the client, to the insurance company; and (b) fees for the services we perform in advising our clients on their executive compensation programs. These fees are based on a rate per hour arrangement and are earned when the service is rendered and billed to the client.
  Renewal Commission Revenue. Renewal revenue is the commission we earn based on the premiums on the policies underlying the benefit programs we have sold in prior periods. Renewal revenue is recognized on the date that the renewal premium is due or paid to the insurance company depending on the type of policy. Renewal revenue in future periods, which is not recorded on our balance sheet, is estimated to be approximately $369 million over the next five years. However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates. Over the last five years, we have experienced a persistency rate of approximately 95% of the inforce insurance underlying our programs. However, we can give no assurances that our persistency rate will remain at this level. We intend to do all we can to retain our clients, serve their accounts and sustain our persistency.
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
  program development expenses;
  competitive, legislative or regulatory changes;
  federal income tax legislation; and
  general economic conditions.
                           -------------------------------------------------------------------------------------
                              Sep       Dec        Mar       Jun        Sep       Dec        Mar        Jun
                              1999      1999      2000       2000      2000       2000      2001       2001
                              ----      ----      ----       ----      ----       ----      ----       ----
Revenue                      $ 25,655  $ 41,335   $ 31,147  $ 24,364   $ 34,645  $ 57,457   $ 66,037   $ 43,468
   % of annual                  23.9%     34.2%      24.4%     19.9%      26.3%     38.9%      36.2%      21.6%

Gross profit                   15,199    25,898     20,263    16,336     22,888    37,322     39,081     30,398
   Ratio                        59.2%     62.7%      65.1%     67.0%      66.1%     65.0%      59.2%      69.9%

Operating expenses             11,332    15,364     15,013    14,114     17,875    21,705     24,650     24,617

Amortization                    1,237     1,361      1,335     1,329      1,933     2,540      2,799      2,940

Operating income                2,630     9,173      3,915       893      3,080    13,077     11,632      2,841
   % of revenue                 10.3%     22.2%      12.6%      3.7%       8.9%     22.8%      17.6%       6.5%
   % of gross profit            17.3%     35.4%      19.3%      5.5%      13.5%     35.0%      29.8%       9.3%

Non-operating income                                                                1,001        191       (72)

Interest expense - net            790     1,015        851       847      1,407     1,587      1,291      1,447

Income taxes                      804     3,270      1,273     (113)        514     4,151      4,318        422

Net income                   $  1,036   $ 4,888   $  1,791   $   159   $  1,159  $  8,339   $  6,214    $   900

Per diluted common share      $  0.11   $  0.50    $  0.18   $  0.02    $  0.11   $  0.65    $  0.49    $  0.07

     Many of these factors are beyond our control. Sales cycles of some of our division take between twelve and eighteen months, with a large portion of first year revenue often coming from a few large cases. Our revenue is thus difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not reliable indicators of future performance.

Results of Operations
                                     ----------------------------------     -----------------------------------
                                         2001       2000      % Change          2001        2000      % Change
                                         ----       ----    ----------          ----        ----    ----------
Total revenue                            $ 43,468   $ 24,364     78.4%         $ 109,505    $ 55,511     97.3%
Commission and fee expense               (13,070)    (8,028)      62.8          (40,026)    (18,912)     111.6
Gross profit                               30,398     16,336      86.1            69,479      36,599      89.8
        % of total revenue                  69.9%      67.0%                       63.4%       65.9%
General and administrative expenses        24,617     14,114      74.4            49,267      29,127      69.1
        % of total revenue                  56.6%      57.9%                       45.0%       52.5%
Operating income, excluding
amortization,
     and non-recurring expenses             5,781      2,222     160.2            20,212       7,472     170.5
        % of total revenue                  13.3%       9.1%                       18.5%       13.5%
Interest - net                            (1,447)      (847)      70.8           (2,738)     (1,698)      61.2
        % of total revenue                   3.3%       3.5%                        2.5%        3.1%
Income taxes                                1,387       (34) (4,179.4)             6,990       2,154     224.5
        Effective tax rate                  32.0%     -2.45%                       40.0%       37.3%
Income before amortization and
non-recurring
     expenses and income                    2,947      1,409     109.2            10,484       3,620     189.6
        % of total revenue                   6.8%       5.8%                        9.6%        6.5%
Amortization, non-recurring expenses
and
     non-recurring income - net of
taxes                                     (2,047)    (1,250)      63.8           (3,370)     (1,670)     101.8
Net income (loss)                         $   900    $   159     466.0          $  7,114    $  1,950     264.8
        % of total revenue                   2.1%       0.7%                        6.5%        3.5%

Per common share
Basic
        Income before amortization       $   0.23   $   0.14     61.8%          $   0.82     $  0.37    123.1%
        Amortization and
        non-recurring
             items                      $  (0.16)  $  (0.13)      26.7         $  (0.26)    $ (0.17)      55.4
        Net income                       $   0.07   $   0.02     338.8          $   0.56     $  0.20     181.0
        Weighted average shares        12,740,269  9,855,522      29.3        12,718,273   9,796,824      29.8

Diluted
        Income before amortization       $   0.23   $   0.14      62.7          $   0.81     $  0.36     125.9
        Amortization and
        non-recurring
             items                      $  (0.16)  $  (0.12)      27.3         $  (0.26)    $ (0.17)      57.4
        Net income                       $   0.07   $   0.02     341.0          $   0.55     $  0.19     184.5
        Weighted average shares        13,021,962 10,124,431       8.6        12,914,812  10,074,062      28.2
                                         Three Months Ended                       Six Months Ended
                                              June 30,                                June 30,
                                              --------                                --------
                                        2001           2000                    2001            2000
                                        ----           ----                    ----            ----
                                                              Operating Results
Revenue
     First year                      $ 4,289          2,625                    26,317        5,385
     Renewal                           7,431          3,087                    25,024        9,385
                                    ------------------------------        ---------------------------------
         Total                        11,720          5,712                    51,341        14,770
Commission expense                     5,368          2,088                    26,553         6,579
                                    ------------------------------        ---------------------------------
Gross profit                           6,352          3,624                    24,788         8,191
         % of revenue                   54.2%         63.4%                   48.3%           55.5%
                                    ------------------------------        ---------------------------------
Expenses
     General and administrative        6,157         2,551                     14,295         6,180
         % of revenue                   52.5%         44.7%                   27.8%           41.8%
     Amortization of intangibles       1,343           234                      2,514           426
         % of revenue                   11.5%          4.1%                    4.9%            2.9%
                                    ------------------------------        ---------------------------------
         Total                         7,500         2,785                     16,809         6,606
Operating income/(loss)              $(1,148)          839                      7,979         1,585
         % of revenue                   -9.8%         14.7%                   15.5%           10.7%
                                    ==============================        =================================

                                                              Variances - +/(-)
                                      $             %                       $               %
Revenue
     First year                    $1,664         63.4%                   20,932        388.7%
     Renewal                        4,344        140.7                    15,639        166.6
                                    ------------------------------        ---------------------------------
         Total                      6,008        105.2                    36,571        247.6
Commission expense                  3,280        157.1                    19,974        303.6
                                    ------------------------------        ---------------------------------
Gross profit                        2,728        75.3                     16,597        202.6
Expenses
     General and administrative     3,606        141.4                    8,115         131.3
     Amortization of intangibles    1,109        473.9                    2,088         490.1
                                    ------------------------------        ---------------------------------
         Total                      4,715        169.3                    10,203        154.5

Operating income/(loss)           $(1,987)      -236.8%                    6,394        403.4%
                                    ==============================        =================================

     Our Compensation Resource Group division, formerly our Clark/Bardes division, now consists of the original non-banking business as well as the non-banking revenues from the Schoenke, Wiedemann & Johnson, Wamberg Organization, and Compensation Resource Group acquisitions.

     In order to streamline the focus of this division on non-bank corporate benefits, the banking business was transferred to the Banking Practice division, effective January 1, 2001, and the Consulting Compensation Resource Group division will concentrate on non-qualified executive compensation and benefit plans.

     The Compensation Resource Group division's operating income for both the current quarter and year-to-date 2001, has been affected by a higher than historical commission expense. Operating expenses and amortization for the first six months of 2001 have increased substantially over the six months ended June 30, 2000 as a result of the September 2000 acquisition of Compensation Resource Group.

     The lower levels of gross profit and higher levels of expenses are expected to continue.

                                          Three Months Ended                          Six Months Ended
                                               June 30,                                   June 30,
                                               --------                                   --------
                                         2001             2000                    2001             2000
                                         ----             ----                    ----             ----
                                                                Operating Results
Revenue
     First year                     $11,495           4,578                    21,786            15,016
     Renewal                          8,208           8,470                    14,530            14,672
                                   ----------------------------------        -----------------------------------
        Total                       $19,703          13,048                    36,316            29,688
Commission expense                    6,912           5,377                    12,073            11,116
                                   ----------------------------------        -----------------------------------
Gross profit                         12,791           7,671                    24,243            18,572
        % of revenue                     64.9%           58.8%                     66.8%            62.6%
                                   ----------------------------------        -----------------------------------
Expenses
     General and administrative       6,409           5,336                    12,651            10,846
        % of revenue                     32.5%           40.9%                     34.8%            36.5%
     Amortization of intangibles        544             609                     1,191             1,240
        % of revenue                     2.8%             4.7%                      3.3%             4.2%
                                   ----------------------------------        -----------------------------------
        Total                         6,953           5,945                    13,842            12,086
Operating income                    $ 5,838           1,726                    10,401             6,486
         % of revenue                    29.6%           13.2%                     28.6%            21.8%
                                   ==================================        ===================================
                                                                Variances - +/(-)
Revenue                              $               %                         $                %
                                     -               -                         -                -
     First year                   $6,917           151.1%                    6,770            45.1%
     Renewal                        (262)            (3.1)                    (142)             (1.0)
                                   ----------------------------------        -----------------------------------
        Total                      6,655            51.0                     6,628             22.3
Commission expense                 1,535            28.5                       957              8.6
                                   ----------------------------------        -----------------------------------
Gross profit                       5,120            66.7                     5,671             30.5
Expenses
     General and administrative    1,073            20.1                     1,805             16.6
     Amortization of intangibles    (65)           (10.7)                      (49)            (4.0)
                                   ----------------------------------        -----------------------------------
        Total                      1,008            17.0                     1,756             14.5

Operating income                  $4,112           238.2%                    3,915             60.4%
                                   ==================================        ===================================

     The Banking Practice enjoyed favorable growth with revenues increasing 51.0% over the first quarter of 2000 and 22.3% over the six month period ended June 30, 2000.

     For the quarter ended June 30, 2001, operating income was 29.6% of revenue compared with 13.2% in the comparable 2000 quarter.

     For the six months ended June 30, 2001, operating income was $3.9 million or 60.4% over last year as revenue increases of $6.6 million were significantly more than increases in operating expenses. Gross profit also benefited by a 6.7% increase.

                                             Three Months Ended                        Six Months Ended
                                                  June 30,                                 June 30,
                                                  --------                                 --------
                                             2001           2000                      2001           2000
                                             ----           ----                      ----           ----
                                                                  Operating Results
Revenue
     First year                         $  4,544           4,369                    8,554           8,104
     Renewal                               1,039           1,029                    2,862           2,743
                                       -------------------------------          --------------------------------
                 Total                     5,583           5,398                    11,416          10,847
Commission expense                           790             563                     1,400           1,217
                                       -------------------------------          --------------------------------
Gross profit                               4,793           4,835                    10,016          9,630
                 % of revenue               85.8%          89.6%                     87.7%           88.8%
                                       -------------------------------          --------------------------------
Expenses
     General and administrative            5,100           3,982                    9,225           8,465
                 % of revenue               91.3%          73.8%                     80.8%           78.0%
     Amortization of intangibles             598             387                      1,188           901
                 % of revenue               10.7%           7.2%                     10.4%           8.3%
                                       -------------------------------          --------------------------------
                 Total                     5,698           4,369                    10,413          9,366
Operating income/(loss)                 $   (905)           466                      (397)           264
                 % of revenue               -16.2%          8.6%                     -3.5%           2.4%
                                       ===============================          ================================

                                                                  Variances - +/(-)
Revenue                                       $              %                         $               %
                                              -              -                         -               -
     First year                         $  175              4.0%                     450             5.6%
     Renewal                                10              1.0                      119             4.3
                                       -------------------------------          --------------------------------
                 Total                     185              3.4                      569             5.2
Commission expense                         227             40.3                      183             15.0
                                       -------------------------------          --------------------------------
Gross profit                               (42)            (0.9)                     386             4.0
Expenses
     General and administrative          1,118             28.1                      760             9.0
     Amortization of intangibles           211             54.5                      287             31.9
                                       -------------------------------          --------------------------------
                 Total                   1,329             30.4                    1,047            11.2

Operating income/(loss)                $(1,371)          -294.2%                    (661)          -250.4%
                                       ===============================          ================================

     The Healthcare Group continues to experience the difficult conditions prevailing in the healthcare industry, in general. Revenues for the June 30, 2001 quarter increased 3.4% over the comparable quarter of 2000 while operating expenses grew 28.1% reflecting the first quarter acquisition of Partners First.

                                             Three Months Ended                         Six Months Ended
                                                  June 30,                                  June 30,
                                            2001            2000                       2001           2000
                                                                  Operating Results
Revenue                                $   6,462          $  206                    $ 10,432        $ 206
     Renewal                                  -              -                          -               -
                                       --------------------------------          -------------------------------
                 Total                     6,462             206                      10,432          206
Commission expense                           -                -                          -             -
                                       --------------------------------          -------------------------------
Gross profit                               6,462             206                     10,432          206
                 % of revenue              100.0%          100.0%                     100.0%         100.0%
                                       --------------------------------          -------------------------------
Expenses
     General and administrative            4,159              64                      6,618           64
                 % of revenue               64.4%          31.1%                      63.4%          31.1%
     Amortization of intangibles             396              35                       730             35
                 % of revenue               6.1%           17.0%                       7.0%          17.0%
                                       --------------------------------          -------------------------------
                 Total                     4,555             99                      7,348             99
Operating income                       $   1,907          $ 107                      3,084            107
                 % of revenue               29.5%          51.9%                      29.6%          51.9%
                                       ================================          ===============================

                                                                  Variances - +/(-)
Revenue                                       $              %                          $              %
     First year                         $ 6,256           3036.9%                    10,226         4964.1%
     Renewal                                -              -                          -               -
                                       --------------------------------          -------------------------------
                 Total                    6,256          3,036.9                    10,226          4,964.1
Commission expense                          -              -                          -               -
                                       --------------------------------          -------------------------------
Gross profit                              6,256          3,036.9                    10,226          4,964.1
Expenses
     General and administrative           4,095          6,398.4                     6,554         10,240.6
     Amortization of intangibles            361          1,031.4                       695          1,985.7
                                       --------------------------------          -------------------------------
                 Total                    4,456          4,501.0                     7,249          7,322.2

Operating income                        $ 1,800           1682.2%                    2,977         2782.2%
                                       ================================          ===============================

     The Compensation Consulting Group consists of Pearl Meyer & Partners, acquired in June 2000 and Executive Alliance, purchased in March 2001. As these are recent acquisitions, there are no prior year comparisons.

Results Attributable to Acquisitions

     As an acquirer, our operating results are significantly influenced by the contribution of our acquired businesses. By definition, we consider any business not appearing in four full quarters of operating results as being from acquisitions. After that, they become part of existing business. An analysis of our operating results, separating acquisitions from existing businesses is as follows:

                                             June 30, 2001                              June 30, 2000
                                             -------------                              -------------
                                 Existing   Acquisitions    Combined      Existing     Acquisitions      Combined
                                 --------   ------------    --------      --------     ------------      --------

Revenue
     First year                 $ 17,720     $ 9,070       $ 26,790      $ 11,778      $    -           $ 11,778
     Renewal                      12,066       4,612         16,678        12,586           -             12,586
                                --------------------------------------------------------------------------------------
     Total                        29,786      13,682         43,468        24,364           -             24,364
Commission expense                 9,250       3,820         13,070        10,079        (2,051)           8,028
                                --------------------------------------------------------------------------------------
Gross profit                      20,536       9,862         30,398        14,285         2,051           16,336
General and administrative        16,646       7,971         24,617        13,183           931           14,114
                                --------------------------------------------------------------------------------------
Operating income before
amortization                       3,890       1,891          5,781         1,102         1,120            2,222
Amortization of intangibles        1,772       1,168          2,940           958           371            1,329
                                --------------------------------------------------------------------------------------
Operating income                $  2,118     $   723       $  2,841      $    144      $    749         $    893
                                ======================================================================================

                                          Six Months Ended                           Six Months Ended
                                           June 30, 2001                                June 30, 2000
                                           -------------                                -------------
                                 Existing   Acquisitions    Combined        Existing     Acquisitions    Combined
                                 --------   ------------    --------        --------     ------------    --------

Revenue
     First year                 $ 35,398     $  31,691      $  67,089       $  28,711      $     -       $ 28,711
     Renewal                      25,747        16,669         42,416          26,800            -         26,800
     Total                        61,145        48,360        109,505          55,511            -         55,511
Commission expense                18,764        21,262         40,026          25,267         (6,355)      18,912
                                --------------------------------------------------------------------------------------
Gross profit                      42,381        27,098         69,479          30,244          6,355       36,599
General and administrative
expense                           34,053        15,214         49,267          27,527          1,600       29,127
                                --------------------------------------------------------------------------------------
Operating income before
amortization                       8,328        11,884         20,212           2,717          4,755        7,472
Amortization of intangibles        3,452         2,287          5,739           1,944            720        2,664
                                --------------------------------------------------------------------------------------
Operating income                $  4,876     $   9,597       $ 14,473       $     773          4,035        4,808
                                ======================================================================================

     Caution should be used in analyzing and evaluating the foregoing. While acquisitions have been made, and will continue to make, a substantial contribution to our operating performance and growth, the resources dedicated to our acquisition program would have had an impact on the performance of the existing business had the acquisitions not been made.

     For the six months ended June 30, 2001, approximately 44.2% of gross revenue and 66.3% of operating income came from acquisitions while 9.7% of gross revenue and 93.6% of operating income were from acquisitions during the same period in 2000. We do not attribute a great deal of significance to these statistics for the following reasons:

  an acquisition's contribution to operating performance in any given period is considerably dependent on the timing of the transaction;
  an acquisition, by our definition for this purpose, is one that has not yet appeared in four quarters' operating results. As these acquisitions add to our existing business base, the relative contribution of any subsequent acquisition may diminish; and
  acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth, however, the resources dedicated to our acquisition program could have had an impact on the performance of the existing business had the acquisitions not been made.
Corporate General and Administrative Expenses

     The corporate administrative office in North Barrington, Illinois contains our executive staff and provides direction and coordination of our financial, strategic planning and acquisition activities. For the June 30, 2001 quarter, the cost of our Corporate Headquarters amounted to $2.9 million compared with $2.2 million for the comparable quarter of last year. For the six months, expenses were $6.6 million in 2001 compared with $3.6 million last year. The year-to-date increase reflects a significant amount of litigation expenditures along with the normal expenditures required to bring the office to the proper level of operation.

Interest Expense - Net

     Net interest expense was $1.4 million in the June 30, 2001 quarter, a 70.8% increase from the $847,000 net expense in first quarter 2000. Year-to-date interest of $2.7 million is $1.0 million or 61.2% more than last year's first six months. Although cash flow from operations was $11.4 million, our average borrowings increased $13.0 million over the same quarter of 2000, which at today's interest rates, accounts for the full amount of the interest expense increase. Borrowing increased to support our acquisition program. During the first six months, our cash outlays for acquisitions were $17.6 million.

Income Taxes

     Income taxes for the first six months of 2001 were $4.7 million at an effective rate of 40% compared with $1.2 million at an effective rate of 37.3% in the first six months of 2000. This reflects the fact that we are now doing more business in higher tax rate states than last year.

Liquidity and Capital Resources
Selected Measures of Liquidity and Capital Resources
                                                                2001              2000              2000
                                                            ---------             -----             ----
Cash and cash equivalents................................   $    8,199      $     7,598        $     2,285
Working capital..........................................   $    1,891      $   (2,317)        $   (7,477)
Current ratio - to one...................................         1.05             .95                .65
Shareholders' equity per common share (1)...............    $     9.32      $     8.88         $     7.07
Debt to total capitalization (2).........................         38.3%           36.5%             46.0%
___________
(1)  total shareholders' equity divided by actual shares outstanding
(2)  current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

     In addition to our recognized balance sheet assets and liabilities, we have an on going renewal revenue stream, estimated to be $628 million over the next ten years. Discounting these renewals to the net present value of the estimated realizable amounts, adjusted for a 95% persistency rate, at the U.S. Treasury ten year note rate yield was approximately $388 million at June 30, 2001 compared with $270 million at June 30, 2000.

     As a financial company with strong operating cash flow, we believe we have little need to retain substantial cash balances. We use the net cash from operating activities to fund capital expenditures and small acquisitions and pay down our credit facility. We expect that large future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance that such funds will be available and, if so, on terms acceptable to us.

Summarizing our cash flow, comparatively, for the year-to-date:

                                                                                     June 30,
                                                                             ------------------------
                                                                                 2001           2000
                                                                             ----------    -------------
Cash flows from (used in):
   Operations................................................................$11,356         $  8,765
    Investing................................................................ (20,062)        (29,776)
    Financing................................................................    9,307         18,464
Cash Flows from Operating Activities

     Our cash flow from operations for the six months ended March 31, 2001, compared with the same six month period in 2000, was as follows:

                                                                       June 30,
                                                            --------------------------
Increase/(Decrease)
                                                      2001              2000              In Cash
                                                      ----              ----              -------
Net income (loss) plus non-cash expenses             $14,033           $ 5,300            $  8,733
Changes in operating assets and liabilities            (2,677)            3,465              (6,142)
                                                     ---------            -----           ----------
Cash flow from operating activities                  $11,356           $ 8,765            $   2,591
                                                     =======           ========           =========

     Our continued strong cash flow from operations allows us to pay down acquisition debt and still continue our acquisition program. We make significant use of borrowings to finance our acquisitions. Because of this and the strong cash generated by operations, management has decided to dedicate all excess cash to the reduction of bank borrowings and, as a result only cash for reasonably foreseeable needs and expenses is retained.O

     The following table represents the estimated gross renewal revenue associated with our inforce business owned life insurance policies as of June 30, 2001. The projected gross revenue is not adjusted for mortality, lapse or other factors that may impair realization. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received.

                              Resource Group         Practice             Group              Total
                              --------------         --------             -----              -----
        2002                      $  55,805          $  31,572              6,049              93,426
        2003                         49,157             27,382              5,869              82,408
        2004                         40,859             24,214              5,403              70,476
        2005                         33,890             24,711              4,935              63,536
        2006                         29,737             25,166              4,569              59,472
        2007                         28,293             23,681              4,162              56,136
        2008                         26,316             23,222              3,480              53,018
        2009                         26,270             23,638              2,706              52,614
        2010                         25,676             24,207              1,859              51,742
        2011                         25,663             24,920              1,483              52,066
                            ----------------     --------------      -------------       -------------
                     Total        $ 341,666          $ 252,713            $40,515            $634,894

     At June 30, 2000, our ten year renewal projection amounted to $452 million. The June 30, 2001 balance represents a 40% increase in our residual book of business - a reflection of our revenue growth.

        As a fee based business, our Compensation Consulting division does not have renewal revenues.

Cash Used in Investing Activities

     Acquisitions accounted for $17.6 million used in investing activities. The balance of $2.4 million was for purchases of equipment.

        We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

     We presently have a $114.3 million credit facility with a group of banks. Loans bear interest at a rate based on the London InterBank Offered Rate at the time of borrowing or floating prime rate. The credit agreement contains a number of restrictive covenants and we were in compliance at June 30, 2001.

        In an effort to reduce interest costs, management has directed that all cash beyond reasonably foreseeable needs be used to pay down debt. Depending upon adherence to the criteria in our loan agreements at the time of draw down, we had $48.1 million available under our credit line at June 30, 2001.

        We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations. We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to be approximately $362 million over the next five years. However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

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

Intangible Assets and Renewal Revenue

     We believe it helpful to understand the inter-relationship between our renewal revenue and our intangible assets. Because the renewal premiums underlying the book of business that come with many of our acquisitions are not contractually enforceable, generally accepted accounting principles do not recognize them as assets. In most of our acquisitions, we acquire very little in the way of tangible assets, therefore virtually the entire purchase price is allocated to intangible assets. Two important elements of our intangible assets affect our cash flow:

  the present value of inforce revenue is the net discounted cash flow from the book of business of those companies having future renewal revenue at the time we acquired them; and
  a potential future tax benefit over the next fifteen years. Approximately $155.2 million of our gross intangible assets are expected to be tax deductible.

        Net intangible assets arising from our purchased businesses consist of the following:

                                                                      2001                       2000
                                                                  -------------           ----------------
         Present value of inforce revenue.........................$   82,236              $     85,962
         Goodwill.................................................    92,735                    78,419
         Non-competition agreements...............................       855                       992
                                                                  ----------            --------------
 ..................................................................$  175,826               $   165,373
                                                                  ==========               ===========
         Total assets.............................................      77.5%                    75.2%
         Stockholders' equity.....................................     147.8%                   146.9%

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

        On June 27, 2001, the Financial Accounting Standards Board adopted Standard No. 142 - Goodwill and Other Intangible Assets. Under this new rule, effective with the year beginning January 1, 2002, goodwill will no longer be amortized but will be subject to periodic tests for impairment. Application of this new principal is expected to reduce our annual amortization expense by $4.0 million.

Market Risk

     Our primary market risk exposure is to changes in interest rates on borrowings under our credit agreement. We have a credit facility of $114.3 million with a group of bank lenders. The credit facility provides for a revolving credit and a term loan. Interest on borrowings under our line of credit is based on:

  the U.S. prime rate, published in the Wall Street Journal, which will float for as long as the borrowed segment is outstanding; or, the London InterBank offered rate (LIBOR), based on the published rate at the time of the borrowing plus a spread based on the ratio of consolidated indebtedness to income before interest, taxes, depreciation and amortization for the most recent four quarters on a rolling quarterly basis. This rate remains fixed for as long as the borrowed segment is outstanding, at our option, at the time the funds are borrowed.

     At December 31, 1999, we had total outstanding indebtedness of $64.6 million, or approximately 36.5% of total market capitalization. At June 30, 2001, we had total outstanding indebtedness of $73.9 million or 16.6% of total market capitalization. Our interest rate risk objective is to limit the impact of rate fluctuations on earnings and cash flows. To achieve this objective, we use fixed rate debt instruments to the extent that reasonably favorable rates are obtainable, and interest rate swaps to mitigate interest rate risk and to effectively fix the interest rate on a portion of our variable rate term debt.

     Coincident with the credit facility, we entered into three interest rate swap agreements with a bank affiliated with the lending group. The first agreement went into effect on July 6, 1999, and sets the underlying LIBOR-based interest rate at 5.76% on $11.3 million of the debt. The second agreement went into effect on January 18, 2000 and sets the underlying LIBOR-based rate at 5.29% on $11.3 million of the debt. The third agreement went into effect on June 29, 2000 and sets the underlying LIBOR rate at 7.24% on $19.0 million of the debt.

     As LIBOR interest rates declined during the June 30, 2001 quarter, these swaps produced a net cost of $151,000 over the fixed amounts we received. This was offset by reduced interest costs on the LIBOR based borrowings.

     We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 31.7% of our outstanding debt was at the prime rate of 6.75% plus the applicable spread at June 30, 2001. An additional 91.8% of our outstanding debt at June 30, 2001, was effectively locked at an interest rate of 6.23% through an interest rate swap agreement for a notional amount of $41.5 million. While these hedges effectively reduce our overall cost of borrowings, it should not be inferred that we can borrow at these reduced rates. Our ability to control interest rates through swap agreements is limited to the notional amounts under those agreements with such notional amounts declining on a quarterly basis.

     The following table incorporates only those exposures that existed as of June 30, 2001, and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods and prevailing interest rates. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

                                    2001      2002     2003      2004      2005   Thereafter   Total   Fair Value
                                    ----      ----     ----      ----      ----   ----------   -----   ----------

Liabilities

Long term debt
       Fixed rate                    $  486   $1,046    $1,154   $ 1,274   $1,407     $ 2,244   $7,611    $ 7,611
       Average interest rate          10.0%    10.0%     10.0%     10.0%    10.0%       10.0%

       Variable rate:
       U. S. Prime                  $ 4,200   $4,200    $4,200   $ 4,200   $4,200                         $12,500
                                                                                               $21,000
       London Interbank Offered     $ 5,510            $11,020   $11,020   $6,670                         $45,240
                                             $11,020                                           $45,240
       Average interest rate           6.2%     6.2%      6.2%      6.2%     6.2%

Interest Rate Derivatives

Interest rate swaps
       Variable to fixed
       Average notional amount     $ 40,250            $20,250   $10,250   $2,500
                                             $30,250

       Average pay rate               6.29%    6.33%     6.38%     6.51%    6.91%
       Average receive rate                 variable - floating three month LIBOR
Recent Accounting Pronouncements
FASB Accounting Standard - Derivatives and Hedging Activities

     As of January 1, 2001, we adopted Financial Accounting Standards Board Statement no. 133, (Accounting for Derivative Instruments and Hedging Activities) issued in June 1998, together with its amendments, Statements 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Collectively, these Statements require that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.

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

     As explained in the preceding section on Market Risk, we have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of our loan agreement. The interest rate swaps have been designated as cash-flow hedges and have been highly effective as of June 30, 2001. At June 30, 2001, we had interest rate swap agreements outstanding with a notional principal amount of $41.6 million. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows, that is, when periodic settlements on a variable-rate asset or liability are recorded in earnings.

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

FASB Accounting Standard - Business Combinations
FASB Accounting Standard - Goodwill and Other Intangible Assets

     On June 27, 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Additionally, acquisitions consummated after June 30, 2000, will no longer be subject to amortization.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.4 million ($.20 per share in 2002). During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the Liquidity and Capital Resources section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in pages 14 through 31 of this Form 10-Q.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 30, 2001, we were named a defendant in a lawsuit, case No. 00-11-00088 CVL, filed in the District Court of LaSalle, County, Texas alleging gross negligence in connection with the death of an employee. Damages are unspecified.

     We deny any and all claims and allegations in this action and intend a vigorous defense. The matter is covered by our existing insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The 2001 Annual Meeting of Stockholders of the Company (the "Meeting") was held on May 1, 2001.
  (b) Randolph A. Pohlman and Warren T. Wamberg were each elected to serve as a director at the Meeting for a term of three years. The terms of office as directors of L. William Seidman, Bill Archer, George D. Dalton and Steven F. Piaker continued after the Meeting.
  (c) Randolph A. Pohlman was elected to serve as a director until the Company's 2004 annual meeting of stockholders according to the following votes: For: 7,836,562 Against or Withheld: 1,960 Abstentions: 301 Broker non-votes: 0 Warren T. Wamberg was elected to serve as a director until the Company's 2004 annual meeting of stockholders according to the following votes: For: 7,829,958 Against or Withheld: 1,960 Abstentions: 6,905 Broker non-votes: 0 The appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company's financial statements for the year ended December 31, 2001 was ratified according to the following votes: For: 7,720,469 Against or Withheld: 118,212 Abstentions: 142 Broker non-votes: 0 The amendment of the certificate of incorporation to change our name to Clark/Bardes, Inc. from Clark/Bardes Holdings, Inc. was ratified according to the following votes: For: 7,720,469 Against or Withheld: 1,336 Abstentions: 143 Broker non-votes: 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The list of exhibits required by this Item 6(a) appears on the Exhibit Index attached hereto.
  (b) Reports in Form 8-K. None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date              August 10, 2001                                      /s/ W.T. WAMBERG
     -------------------------------                          -----------------------------------
                                                                       W.T. Wamberg
                                                              President and Chief Executive Officer

Date              August 10, 2001                                      /s/  THOMAS M. PYRA
    --------------------------------                          --------------------------------------------
                                                                       Thomas M. Pyra
                                                              Vice President and Chief Financial Officer
                                                              (Principal Financial Officer)