Form 10-Q
period 2001-09-30
CLARK/BARDES INC
filed 2001-11-14
CIK 1063980

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
                                                OF THE SECURITIES EXCHANGE ACT OF 1934
                                           For the quarterly period ended September 30, 2001
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

As of November 12, 2001 there were 12,824,320 shares of common stock outstanding.

                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.....................................................................   4
     Condensed Consolidated Balance Sheets at September 30, 2001.................................   4
           and December 31, 2000
     Condensed Consolidated Statements of Income for the three...................................   5
          months and nine months ended September 30, 2001 and 2000
     Condensed Consolidated Statements of Cash Flows for the.....................................   6
           nine months ended September 30, 2001 and 2000
     Notes to Condensed Consolidated Financial Statements........................................   7

Item 2. Management's Discussion and Analysis of Financial........................................  15
             Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................  36

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

  changes in tax legislation;
  federal and state regulations;
  our dependence on a select group of insurance companies;
  our dependence on key consultants and services of key personnel;
  our dependence on information processing systems and risk of errors or omissions;
  our dependence on persistency of existing business;
  risks associated with acquisitions;
  significant intangible assets;
  competitive factors and pricing pressures;
  our ability to achieve our earnings projections; and
  general economic conditions.

     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we may have projected. Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, growth strategy and liquidity (including the risk and uncertainties described under the caption "Risk Factors" in our Registration Statement filed on Form S-3 (333-72232) on October 26, 2001, as amended by Amendment No. 1 on November 2, 2001). All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intent or obligation to update or revise any of the forward looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART 1. FINANCIAL INFORMATION

-----------------------------------------------------------------------------------------------------------------------------

                                            CLARK/BARDES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                               September 30,               December 31,
                                                                                    2001                       2000
                                                                                 Unaudited                   Audited
                                                                                          (dollars in thousands
                                                                                          except share amounts)
                                                           ASSETS
Current Assets
   Cash and cash equivalents                                                  $          6,655         $        7,598
   Accounts and notes receivable - net                                                  25,209                 31,134
    Income tax refund receivable                                                         1,650                      -
    Other current assets                                                                 3,664                  2,809
   Deferred tax asset                                                                    1,530                  1,861
                                                                             -------------------      -----------------------
      Total Current Assets                                                              38,708                  43,402
Intangible Assets - Net                                                                183,388                 165,373
Equipment and Leasehold Improvements - Net                                              11,173                   8,376
Other Assets                                                                             4,658                   2,704
                                                                             -------------------      -----------------------
      Total Assets                                                            $        237,927           $     219,855
                                                                             ===================      =======================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                           $          2,572         $        10,786
   Accrued liabilities                                                                  23,753                  17,664
   Income taxes                                                                            351                   4,121
   Deferred income                                                                         936                   1,180
   Debt maturing within one year                                                        12,123                  11,968
                                                                             -------------------      -----------------------
      Total Current Liabilities                                                         39,735                   45,719
Deferred Tax Liability                                                                   8,234                    7,228
Deferred Compensation                                                                    2,595                    1,745
Interest Rate Swap                                                                       1,205                        -
Long Term Debt                                                                          64,013                   52,605
Stockholders' Equity
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                         -                        -
   Common stock
          Authorized - 20,000,000 shares; $.01 par value
          Issued and outstanding - 12,824,320 in 2001 and 12,675,309 in 2000               128                      127
    Paid in capital                                                                     90,724                   88,810
    Retained earnings                                                                   32,498                   23,621
    Other comprehensive loss (interest rate swap)                                       (1,205)                       -
                                                                             -------------------      -----------------------
Total Stockholders' Equity                                                             122,145                  112,558
                                                                             -------------------      -----------------------
Total Liabilities and Stockholders' Equity                                    $        237,927          $       219,855
                                                                             ===================      =======================

                           see accompanying notes to condensed consolidated financial statements
                                                     Unaudited
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                           2001            2000             2001          2000
                                                               (dollars in thousands except share amounts)

Total Revenue                                          $  43,922       $   34,645      $  153,427      $  90,156
  Commission and fee expense                              13,972           11,757          53,998         30,669
                                                      --------------- --------------  --------------  -------------
Gross Profit                                              29,950           22,888          99,429         59,487
                                                      --------------- --------------  --------------- -------------

Operating Expenses
   General and administrative                             24,053           17,357          73,320         46,484
   Amortization                                            2,887            1,933           8,626          4,597
   Acquisition integration                                     -              518               -            518
                                                      --------------  -------------  --------------- --------------
                                                          26,940           19,808          81,946         51,599
                                                      --------------  -------------  --------------- --------------
Operating Income                                           3,010            3,080          17,483          7,888
Non-operating Income                                           -                -             119              -
Interest
   Income                                                    355               78             557            205
   Expense                                                (1,561)          (1,485)         (4,501)        (3,310)
                                                      --------------  -------------  --------------- --------------
                                                          (1,206)          (1,407)         (3,944)        (3,105)
                                                      --------------  -------------  --------------- --------------
Income before taxes                                        1,804            1,673          13,658          4,783
Income taxes                                                  39              514           4,779          1,674
                                                      --------------  -------------  --------------- --------------
Net Income                                             $   1,765       $    1,159     $     8,879      $   3,109
                                                      ==============  =============  =============== ==============

Basic Net Income per Common Share
Net income                                             $    0.14       $     0.11     $      0.70      $    0.31
                                                      --------------  -------------  --------------- --------------

Weighted average shares                                 12,781,935     10,697,924        12,739,727    10,099,451
                                                      --------------  -------------  --------------- --------------

Diluted Net Income per Common Share
Net income                                             $    0.13       $     0.11     $      0.68      $     0.30
                                                      --------------  -------------  --------------- --------------

Weighted average shares                                13,326,488      10,875,931        13,069,817    10,358,231
                                                      --------------  -------------  --------------- --------------

                         see accompanying notes to condensed consolidated financial statements
                                                          Unaudited
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        2001                    2000
                                                                                          (dollars in thousands)

Cash From Operating Activities - Net                                          $         18,225       $        10,475

Investing Activities
   Purchases of businesses                                                             (27,414)              (52,673)
   Purchases of equipment - net                                                         (3,881)               (2,805)
   Other                                                                                   300                (1,217)
                                                                             -------------------------------------------------
                                                                                       (30,995)              (56,695)
                                                                             -------------------------------------------------

Financing Activities
   Proceeds from borrowings                                                             33,500                57,100
   Repayment of borrowings                                                             (21,937)              (35,229)
   Issuance of common stock - net                                                          264                25,915
   Other                                                                                     -                  (221)
                                                                             -------------------------------------------------
                                                                                        11,827                47,565
                                                                             -------------------------------------------------
Increase (Decrease) in Cash                                                               (943)                1,345
   Cash and Cash Equivalents at  Beginning of Period                                     7,598                 4,832
                                                                             -------------------------------------------------
   Cash and Cash Equivalents at  End of Period                                $          6,655       $         6,177
                                                                             =================================================

                            see accompanying notes to condensed consolidated financial statements
                                                 CLARK/BARDES, INC. AND SUBSIDIARIES
                                                               Unaudited
                                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                          September 30, 2001

                                   (Tables shown in thousands of dollars, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Clark/Bardes, Inc. and our wholly owned subsidiaries. Through our five operating segments, Compensation Resource Group, Banking Practice, Healthcare Group, Compensation Consulting, and Corporate Practice, we design, market and administer life insurance products, compensation, and benefit programs to U.S. corporations, banks and healthcare organizations. We assist our clients in using customized life insurance products to finance long-term benefit liabilities and supplement and secure benefits for key employees, and provide compensation consulting services.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. ACQUISITION OF LYONS COMPENSATION AND BENEFITS

     On August 31, 2001, we acquired the business and certain assets and assumed certain liabilities of Lyons Compensation & Benefits, LLC. ("Lyons"). Based in Waltham, Massachusetts, Lyons is an established regional firm in the insured benefits business in the New England and Northeast markets.

     Lyons results have been combined with ours as of September 1, 2001 and will be reflected in the results of our Compensation Resource Group.

     The purchase price paid at closing, not including expenses, was $6.0 million consisting of a cash payment of $5.0 million, borrowed under our line of credit, and 39,558 shares of our common stock having a market value of $1.0 million. An additional $6.0 million of contingent consideration shall be paid ratably during the years ended December 31, 2002 through 2005 if certain revenue targets are met. The payments shall be 75% in cash and 25% in our common stock. These payments, when earned, will be accounted for as additional purchase price to be included in goodwill.

     At the time of the acquisition, Lyons had a net tangible asset value of $317,000 giving rise to an excess purchase price of $5.7 million. The purchase price has not been finally determined pending the expiration of the escrow period and payment of transaction expenses. The entire excess purchase price has been allocated to the present value of future renewal revenues and will be amortized over a period of thirty years.

3. ACQUISITION OF MANAGEMENT SCIENCE ASSOCIATES

     On July 24, 2001 we acquired the business and certain assets and assumed certain liabilities of Management Science Associates, Inc. ("MSA"). Based in St. Louis, Missouri, MSA is a consultant to the health care industry and is expected to be an important factor in the development of a larger client base for our Healthcare Group.

     MSA's results have been combined with ours since July 1, 2001 and will be reflected in the results of our Healthcare Group. The purchase price paid at closing, not including expenses was $4.6 million in cash, borrowed under our line of credit. Additional consideration of $750,000 is payable if certain revenue objectives are met during the years ended December 31, 2001 through 2003. These payments, when earned, will be accounted for as additional purchase price to be included in goodwill.

     At the time of the acquisition, MSA had a net liability balance of $400,000 giving rise to an excess purchase price of $5.0 million. The purchase price has not been finally determined pending the expiration of the escrow period and the payment of transaction expenses. The entire excess purchase price has been allocated to goodwill.

4. ACQUISITION OF COMPENSATION RESOURCE GROUP, INC.

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

     The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the present value of inforce revenue and amortized over a period of thirty years and $11.6 million allocated to goodwill that has been amortized over twenty years. Goodwill amortization will cease on December 31, 2001 under new accounting rules (see Note 8).

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

     The unaudited financial information below presents our results and CRG as if the acquisition had occurred on January 1, 2000.

                                                    September 30, 2000            September 30, 2000
Pro Forma
             Revenue...............................          $ 36,628                 $  111,340
             Net income (loss).....................              (594)                       435
             Diluted earnings (loss) per share.....              (0.05)                     0.04

5. ACQUISITION OF PEARL MEYER & PARTNERS, INC.

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

     The acquisition has been accounted for as a purchase and goodwill of $23.5 million has been amortized over twenty years. Amortization will cease on December 31, 2001 under new accounting rules (see Note 8).

     In addition to the initial purchase price, $2.0 million of additional cash consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the eighteen months subsequent to the purchase. If made, this payment will be accounted for as additional goodwill.

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

                                                                                  September 30, 2000
Pro Forma
             Revenue....................................................................$ 96,453
             Net income..............................................................      3,955
             Diluted earnings per share...........................................          0.38

6. INCOME TAXES

     As a result of a recent Circuit Court case allowing the deductibility of such expenses, we filed an amended Federal income tax return for the year ended December 31, 1998 for an additional deduction of $4.8 million expended in 1998 for the repurchase of certain put warrants.

     During an audit of our Federal income tax return for the years 1998 and 1999, the Internal Revenue Service approved our amended return and approved a refund of approximately $1.7 million, before interest, for the years under audit of which $1.0 million had been collected as of November 7, 2001. No other audit adjustments were made.

     The effect of this adjustment will be calculated in our tax accruals for the remainder of the year and will have the effect of reducing our effective tax rate to 35.0%. Without the benefit of this refund, our normal tax rate would have been 40.7%.

7. ASSET DISPOSITION

     We acquired Insurance Alliances Group in May 2000 with the intent of establishing it as our estate planning division. We were unable to develop this business to the size and scope we contemplated at the time of its acquisition and on September 21, 2001, we sold substantially all of the assets of this business for $300,000. However, we have retained and will continue to service the former company's inforce revenue stream and maintain a production arrangement with the former business owner.

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

     We entered into interest rate swaps to match floating rate with fixed rate interest payments periodically over the life of our term loan agreement. The interest rate swaps have been designated as cash-flow hedges and have been highly effective as of September 30, 2001. At September 30, 2001, we had interest rate swap agreements outstanding with a notional principal amount of $39.0 million. Changes in the fair value of derivatives that are highly effective and are designated and qualify as cash flow hedges are recorded in other comprehensive income until earnings are affected by the variability of cash flows.

     Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the nine months ended September 30, 2001. No cash flow hedges were derecognized or discontinued for the nine months ended September 30, 2001. The adoption of the Standards had no significant impact on our financial position or results of operation for the three and nine months ended September 30, 2001.

FASB Accounting Standard - Business Combinations

FASB Accounting Standard - Goodwill and Other Intangible Assets

     On June 27, 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new rules outlined in FAS 141 affect the allocations between goodwill and other intangible assets.

     With the adoption of FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Additionally, acquisitions consummated after June 30, 2001, will no longer be subject to amortization.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As a result of the application of the nonamortization provision of the FAS 142, our amortization expense is expected to be $4.0 million less in 2002. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

9. EARNINGS PER SHARE

     The following table sets forth the computation of historical basic and diluted earnings per share:

                                                    September 30,                    September 30,
                                                 2001           2000            2001              2000
                                                                 (dollars in thousands)
Numerator:
Net income for basic earnings per share      $  1,765       $  1,159        $  8,879          $   3,109
                                            --------------- -------------- ----------------  ----------------

Numerator for diluted earnings per share     $  1,765       $  1,159        $  8,879          $   3,109
                                            =============== ============== ================  ================

Denominator
Denominator for basic earnings per share -
   weighted average shares                  12,781,935      10,697,924     12,739,727        10,099,451
Effect of dilutive securities:
   Stock options                               544,553         178,007        330,090           258,780
                                           --------------- -------------- ----------------  ----------------

Denominator for diluted earnings per share -
   weighted average shares - diluted        13,326,488      10,875,931     13,069,817        10,358,231
                                            =============== ============== ================  ================

Per Share
Basic earnings                               $    0.14      $     0.11      $    0.70         $    0.31
                                            =============== ============== ================  ================

Diluted earnings                             $    0.13      $     0.11      $    0.68         $    0.30
                                            =============== ============== ================  ================

10. RISKS AND UNCERTAINTIES

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

     For a discussion of additional risks and uncertainties affecting our business, financial condition and results of operations, see the disclosure under the caption "Risk Factors" in our Registration Statement filed on Form S-3 (333-72232) on October 26, 2001, as amended by Amendment No. 1 on November 2, 2001.

11. SEGMENTS AND RELATED INFORMATION

     We have five reportable segments:

  Compensation Resource Group
  Banking Practice
  Healthcare Group
  Compensation Consulting
  Corporate Practice

     On March 12, 2001, we acquired the assets and business of Rich, Florin/Solutions, Inc. and it became the fifth operating segment - Corporate Practice, specializing in technical and middle management compensation consulting.

     On September 6, 2000, we acquired all of the outstanding common stock of Compensation Resource Group, Inc. (CRG) an independent company specializing in the design, marketing and administration of non-qualified executive compensation plans using company owned life insurance products. In acquiring CRG, we reorganized as follows:

  The division formerly known as Clark/Bardes was renamed Compensation Resource Group and consists of a Los Angeles, California headquarters with service centers in Dallas, Texas and Bethesda, Maryland.
  The bank owned life insurance product sold by the former Clark/Bardes division was transferred to the Banking Practice thus placing all of our bank owned life insurance business in one division, commencing January, 2001.

     The Healthcare Group became a segment with the acquisition of Phynque, Inc. (doing business as MCG HealthCare) on April 5, 1999. Compensation Consulting became a segment with the acquisition of Pearl Meyer & Partners, Inc. on June 21, 2000.

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

                                               September 30,               September 30,
                                         -------------------------------------------------------
                                             2001          2000         2001          2000
                                         -------------------------------------------------------
Revenues from External Customers
     Compensation Resource Group          $15,013       $ 14,338     $ 66,354       $ 29,027
     Banking Practice                      17,297         11,229       53,613         40,917
     Healthcare                             7,293         5,996        18,709         16,844
     Compensation Consulting                2,180         2,860         8,144          3,066
     Corporate Practice                     2,139         -             6,607              -
                                         -------------------------------------------------------
      Total segments - reported            43,922        34,423       153,427         89,854
     Reconciling items                          -           222             -            302
                                         -------------------------------------------------------
       Total consolidated - reported      $43,922        34,645       153,427       $ 90,156
                                         =======================================================
Operating Income
     Compensation Resource Group          $   291         2,800         8,270        $ 4,431
     Banking Practice                       4,386         1,698        14,787          8,137
     Healthcare                               (34)          517          (431)           781
     Compensation Consulting                 (426)          426           902            533
     Corporate Practice                       675           -           2,431              -
                                         -------------------------------------------------------
       Total segments - reported            4,892         5,441        25,959          13,882
     Corporate overhead                    (1,882)       (2,361)       (8,476)          (5,994)
     Non-operating income                       -             -           119                -
     Interest - net                        (1,206)       (1,407)       (3,944)          (3,105)
                                         -------------------------------------------------------
      Income before taxes                 $ 1,804       $ 1,673      $ 13,658         $  4,783
                                         =======================================================
Depreciation and Amortization
     Compensation Resource Group          $ 1,750           947         4,692         $  2,203
     Banking Practice                         383           377         1,749            1,119
     Healthcare                               818           622         2,363            1,863
     Compensation Consulting                  440           389         1,201              424
     Corporate Practice                       140           -             325                -
                                         -------------------------------------------------------
      Total segments - reported             3,531         2,335        10,330            5,609
     Reconciling items                         50            78           169              154
                                         -------------------------------------------------------
      Total consolidated - reported       $ 3,581       $ 2,413      $ 10,499         $  5,763
                                         =======================================================

                                                                    September 30    December 31,
Identifiable Assets                                                     2001             2000
     Compensation Resource Group                                      $   84,224      $  83,964
     Banking Practice                                                     61,815         65,156
     Healthcare                                                           40,386         33,768
     Compensation Consulting                                              27,850         29,627
     Corporate Practice                                                   12,798              -
                                                                    ----------------------------
      Total segments - reported                                          227,073        212,515
     Deferred tax asset                                                    1,530          1,861
     Holding company assets - non-operating                                9,324          5,479
                                                                    ----------------------------
      Total consolidated - reported                                   $  237,927      $ 219,855
                                                                    ============================
Capital Expenditures
     Compensation Resource Group                                      $    1,452       $   1091
     Banking Practice                                                        482           1161
     Healthcare                                                              972            663
     Compensation Consulting                                                 849            550
     Corporate Practice                                                      123             32
                                                                    ----------------------------
      Total segments - reported                                            3,878          3,497
     Reconciling items                                                         3              -
                                                                    ----------------------------
       Total consolidated - reported                                  $    3,881      $   3,497
                                                                    ============================

12. SUBSEQUENT EVENT

     On October 26, 2001 (amended by Amendment No. 1 on November 2, 2001), we filed a registration statement with the Securities and Exchange Commission ("SEC") for the sale of 3,625,000 shares of common stock. Of these shares, 3.0 million will be sold by us and 625,000 by existing shareholders. In addition, we have granted the underwriters an option to purchase up to 543,750 additional shares. We expect our share of the net proceeds from this offering (excluding the underwriters' option) to be approximately $62.7 million based on our closing price of $22.22 per share on November 1, 2001. The entire amount of the proceeds that we will receive from the offering will be used to repay bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tables shown in thousands of dollars, except per share amounts)

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes thereto and other information appearing elsewhere in this Form 10-Q.

Overview

     Net income for the quarter ended September 30, 2001 was $1.8 million or $0.13 per diluted share representing a 52.3% increase over net income of $1.2 million or $0.11 per diluted share in the comparable quarter of 2000. For the three months ended September 30, 2001, net income was positively affected by an income tax refund that reduced our effective tax rate to 35.0% for the year and contributed $0.05 to third quarter earnings per share. For the first nine months of 2001, our net income was $8.9 million or $0.68 per diluted share, an increase of 185.6% over the reported net income of $3.1 million or $0.30 per diluted share for the nine months ended September 30, 2000.

Acquisitions

Lyons Compensation and Benefits

     On August 31, 2001, we acquired the business and certain assets and assumed certain liabilities of Lyons Compensation & Benefits, LLC. ("Lyons"). Based in Waltham, Massachusetts, Lyons is an established regional firm in the insured benefits business in the New England and Northeast markets.

     Lyons results have been combined with ours as of September 1, 2001 and will be reflected in the results of our Compensation Resources Group.

     The purchase price paid at closing, not including expenses, was $6.0 million consisting of a cash payment of $5.0 million, borrowed under our line of credit, and 39,558 shares of our common stock having a market value of $1.0 million. An additional $6.0 million of contingent consideration shall be paid ratably during the years ended December 31, 2002 through 2005 if certain revenue targets are met. The payments shall be 75% in cash and 25% in our common stock. These payments, when earned, will be accounted for as additional purchase price to be included in goodwill.

     At the time of the acquisition, Lyons had a net tangible asset value of $317,000 giving rise to an excess purchase price of $5.7 million. The purchase price has not been finally determined pending the expiration of the escrow period and payment of transaction expenses. The entire excess purchase price has been allocated to the present value of future renewal revenues and will be amortized over a period of thirty years.

Management Science Associates

     On July 24, 2001 we acquired the business and certain assets and assumed certain liabilities of Management Science Associates, Inc. ("MSA"). Based in St. Louis, Missouri, MSA is a consultant to the health care industry and is expected to be an important factor in the development of a larger client base for our Healthcare Group.

     MSA's results have been combined with ours since July 1, 2001 and will be reflected in the results of our Healthcare Group. The purchase price paid at closing, not including expenses was $4.6 million in cash, borrowed under our line of credit. Additional consideration of $750,000 is payable if certain revenue objectives are met during the years ended December 31, 2001 through 2003. These payments, when earned, will be accounted for as additional purchase price to be included in goodwill.

     At the time of the acquisition, MSA had a net liability balance of $400,000 giving rise to an excess purchase price of $5.0 million. The purchase price has not been finally determined pending the expiration of the escrow period and the payment of transaction expenses. The entire excess purchase price has been allocated to goodwill.

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

     The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the present value of inforce revenue and amortized over a period of thirty years and $11.6 million allocated to goodwill, which will be amortized over twenty years. The allocation includes $7.1 million of net deferred tax liabilities arising from the portion of the purchase price that will not be deductible for federal income tax purposes.

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

     The unaudited financial information below presents the results of CRG and ourselves as if the acquisition had occurred on January 1, 2000.

                                                        September 30, 2000             September 30, 2000
Pro Forma
             Revenue...............................         $ 36,628                   $ 111,340
             Net income (loss).....................             (594)                        435
             Diluted earnings (loss) per share.....             (0.05)                      0.04

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

     The acquisition has been accounted for as a purchase and goodwill of $23.5 million has been amortized over a twenty-year period. Amortization will cease on December 31, 2001.

     In addition to the initial purchase price, $2.0 million of additional cash consideration will be paid in the first quarter of 2002 upon the achievement of a defined performance objective during the eighteen months subsequent to the purchase. If made, this payment will be accounted for as additional goodwill.

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

                                                                                     September 30, 2000
Pro Forma
             Revenue...............................                                     $ 96,453
             Net income............................                                        3,955
             Diluted earnings per share............                                         0.38

Earnings Guidance

     Set forth below is a comparison of our actual results for the three months ended September 30, 2001 compared to the guidance previously provided.

                                                                  September 30, 2001
                                                              -------------------------------------
                                                                   Actual           Guidance
                Revenue
                     First year                                 $   25,784       $     29,300
                     Renewal and fees                               18,138             17,900
                                                                ------------     -------------
                         Total                                      43,922             47,200
                                                                ------------     -------------

                Gross profit                                        29,950              33,000
                                                                ------------     -------------

                Earnings before interest, taxes and
                     amortization                                    5,897              6,500
                                                                ------------     -------------

                Net income                                       $   1,765        $     1,600
                                                              =====================================

                Diluted shares outstanding                      13,326,488         13,500,000

                Diluted earnings per share                      $     0.13        $      0.12

     Set forth below is an update of our previously published forecasts of our expected results of operations for the quarter ending and the years ending December 31, 2001 and 2002. All of the data in the following table constitute forward-looking information within the meaning of Section 27A of the Securities Acts of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to the risks, uncertainties and assumptions described on page 11 hereof and under the caption "Risk Factors" in our Registration Statement filed on Form S-3 (333-72232) on October 26, 2001 as amended by Amendment No. 1 on November 2, 2001.

                                  --------------------------------------------------------------------
                                  March 31, (A)   June 30 (A)      September 30(A)      December 31       2001         2002 *
Revenue
     First year                        $  40,132      $   26,790            $   25,784     $   41,200   $ 133,906     $ 161,700
     Renewal and fees                     25,905          16,678                18,138         23,900      84,621        94,000
                                       ---------      ----------            ----------     ----------   ---------     ---------
         Total                            66,037          43,468                43,922         65,100     218,527       255,700
                                        ---------      ----------            ----------     ----------   ---------     ---------

Gross profit                              39,081          30,398                 29,950        44,700     144,129       169,800
                                        ---------      ----------            ----------     ----------   ---------     ---------

Earnings before interest, taxes
and amortization                          14,431           5,781                  5,897        18,600      44,709        52,000
                                        ---------      ----------            ----------     ----------   ---------     ---------

Net income                             $    6,124       $    900              $   1,765    $    9,600    $ 18,479        21,600
                                        ---------      ----------            ----------     ----------   ---------     ---------

Diluted shares outstanding             12,783,715     13,021,962             13,326,488     13,600,000  13,400,000    13,700,000

Diluted earnings per share             $     0.49       $   0.07              $    0.13     $     0.71   $    1.38       $  1.58

Contributions by Group
     Revenue
         Corporate Benefits                                                                                     38%           38%
         Banking Practice                                                                                       41%           39%
         HealthCare Compensation                                                                                12%           12%
         Compensation Consulting                                                                                 9%           11%

     Earnings before interest,
taxes and
         Amortization
         Corporate Benefits                                                                                     32%           35%
         Banking Practice                                                                                       75%           57%
         HealthCare Compensation                                                                                 4%           10%
         Compensation Consulting                                                                                12%           19%
         Holding Company                                                                                       -23%          -21%

(A)  Represents the actual operating results for the quarter.

     *We expect a positive impact to net income and earnings per share in 2002 from the recently issued FASB Statement No. 142, which will affect reported amortization expense. The impact of the adoption of this Statement is not reflected in our current earnings guidance.

     The above forward looking statements are based on the beliefs of management and the information currently available and are not an assurance of future performance. These forward looking statements are based on a number of assumptions by management, including, without limitation; there will be no change in tax laws, regulations or enforcement policies of the Internal Revenue Service, that our acquisitions will be successful, that general economic conditions will not decline from current levels and that our overall persistency rates will remain at levels consistent with historic levels. The foregoing assumptions are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are beyond our control, and upon assumptions with respect to future business decisions that are subject to change. Forecasts are necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the forecasts will not materialize. We cannot assure you that the forecasts will be realized, and actual result may be materially higher or lower than the forecasts. Consequently, the inclusion of the forecasts in this 10-Q should not be regarded as a representation by us or any other person that the forecasted results will be achieved. Because of such risks and uncertainties and the possibility that one or more of our assumptions may be incorrect, you should not rely on the above forward looking statements in making any investment decision whether to buy, hold or sell any of our securities.

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
  Renewal Commission Revenue. Renewal revenue is the commission we earn based on the premiums on the policies underlying the benefit programs we have sold in prior years. Renewal revenue is recognized on the date that the renewal premium is due or paid to the insurance company depending on the type of policy.
  Other Revenue. Other revenue consists mostly of fees we charge our clients for the administration of their benefit program.

     All fees are recorded as revenue as they are earned in accordance with the governing agreement.

                                                   Three Months Ended                          Nine Months Ended
                                                      September 30,                              September 30,
                                             2001            2000       % Change        2001             2000      % Change
Total revenue                            $  43,922        $  34,645       26.8     $   153,427      $   90,156       70.2
Commission and fee expense                  13,972           11,757       18.8          53,998          30,669       76.1
                                       ----------------------------------         ----------------------------------
Gross profit                                29,950           22,888       30.9          99,429          59,487       67.1
                                       ----------------------------------         ----------------------------------

General and administrative expenses         24,053           17,357       38.6          73,320          46,484       57.7
Amortization                                 2,887            1,933       49.4           8,626           4,597       87.6
Acquisition expenses                             -              518     (100.0)              -             518      (100.0)
                                       ----------------------------------         ----------------------------------
Operating income                             3,010            3,080       (2.3)         17,483           7,888       121.6

Non-operating income                             -                -          -             119               -       100.0
Interest income                                355               78      355.1             557             205       171.7
Interest expense                            (1,561)          (1,485)       5.1          (4,501)         (3,310)       36.0
                                       ----------------------------------         ----------------------------------

Income before taxes                          1,804            1,673        7.8          13,658           4,783       185.6
Income taxes                                    39              514      (92.4)          4,779           1,674       185.5
                                       ----------------------------------         ----------------------------------
Net income                                $  1,765         $  1,159       52.3      $    8,879       $   3,109       185.6
                                       ==================================         ==================================

Per diluted common share:
     Net income                           $   0.13         $   0.11       18.2      $     0.68       $    0.30        126.7
     Weighted average shares               13,326,488       10,875,931    22.5        13,069,817      10,358,231      26.2

     The tables that follow present the operating results of our four major operating groups for the quarter and nine months ended September 30, 2001 and 2000.

                                          Three Months Ended                         Nine Months Ended
                                             September 30,                             September 30,
                                         2001           2000                      2001            2000
Revenue
     First year                      $   3,323       $    6,020              $   29,369       $     11,324
     Renewal                            11,690            8,318                  36,985             17,703
                                    --------------------------------         ----------------------------------
       Total                            15,013           14,338                  66,354             29,027
Commission expense                       6,916            7,326                  33,469             13,905
                                    --------------------------------         ----------------------------------
Gross profit                             8,097            7,012                  32,885             15,122
         % of revenue                     53.9%            48.9%                   49.6%              52.1%
                                    --------------------------------         ----------------------------------
Expenses
    General and administrative           6,237            3,757                  20,532              9,855
         % of revenue                     41.5%            26.2%                   30.9%              34.0%
    Amortization of intangibles          1,569              455                   4,083                836
         % of revenue                     10.5%             3.2%                    6.2%               2.9%
                                    --------------------------------         ----------------------------------
Operating income/(loss)                 $  291      $     2,800               $   8,270        $      4,431
         % of revenue                      1.9%            19.5%                   12.5%               15.3%
                                    ================================         ==================================

     Our Compensation Resource Group now consists of the original non-banking business as well as the non-banking revenues from the Schoenke, Wiedemann & Johnson, Wamberg Organization, and CRG acquisitions. The CRG acquisition was included in the three months ended September 30, 2001 results compared to one month for the three months ended September 30, 2000 results.

     In order to streamline the focus of this group on non-bank corporate benefits, the banking business was transferred to the Banking Practice Group, effective January 1, 2001, and the Compensation Resource Group now concentrates on non-qualified executive compensation and benefit plans for large corporations.

     The Compensation Resource Group revenue increased 4.7% over the third quarter of 2000 and 129.6% over the nine month period ended September 30, 2000. Gross profit increased 15.5% over the third quarter of 2000 and 117.3% over the nine month period ended September 30, 2000.

     Operating expenses and amortization for the first nine months of 2001 have increased substantially over the nine months ended September 30, 2000 as a result of the September 2000 acquisition of CRG.

     The current levels of gross profit and operating expense are reflective of a shift from outside sales consultants to inside sales consultants. We expect gross profit and operating expenses to continue at these levels.

                                          Three Months Ended                         Nine Months Ended
                                             September 30,                             September 30,
                                         2001             2000                      2001             2000
Revenue
     First year                      $   12,251      $    6,365                $    34,037      $   21,381
     Renewal                              5,046           4,864                     19,576          19,536
                                   ----------------------------------        -----------------------------------
       Total                             17,297          11,229                     53,613          40,917
Commission expense                        6,330           3,727                     18,403          14,843
                                   ----------------------------------        -----------------------------------
Gross profit                             10,967           7,502                     35,210          26,074
        % of revenue                       63.4%           66.8%                     65.7%            63.7%
                                   ----------------------------------        -----------------------------------
Expenses
    General and administrative            6,320           5,159                     18,971          16,005
        % of revenue                       36.5%           45.9%                     35.4%            39.1%
    Amortization of intangibles             261             645                      1,452           1,932
        % of revenue                        1.5%            5.7%                      2.7%             4.7%
                                   ----------------------------------        -----------------------------------
Operating income                     $    4,386      $    1,698                $    14,787      $    8,137
         % of revenue                      25.4%           15.1%                     27.6%            19.9%
                                   ==================================        ===================================

     The Banking Practice enjoyed favorable growth with revenue increasing 54.0% over the third quarter of 2000 and 31.0% over the nine month period ended September 30, 2000.

     For the quarter ended September 30, 2001, operating income was 25.4% of revenue compared with 15.1% in the comparable 2000 quarter, reflecting the benefit of the 54.0% increase in revenue.

     For the nine months ended September 30, 2001, operating income increased to $14.8 million, or 81.7% from $8.1 million for the comparable period in 2000 as revenue increases were more than increases in operating expenses. We expect business to continue shifting from outside sales consultants to inside sales consultants.

                                             Three Months Ended                        Nine Months Ended
                                               September 30,                             September 30,
                                            2001           2000                      2001            2000
Revenue
     First year                        $   5,891        $  4,506                $   14,445       $  12,611
     Renewal                               1,402           1,490                     4,264           4,233
                                       -------------------------------          --------------------------------
       Total                               7,293           5,996                    18,709          16,844
Commission expense                           726             704                     2,126           1,921
                                       -------------------------------          --------------------------------
Gross profit                               6,567           5,292                    16,583          14,923
                 % of revenue               90.0%           88.3%                     88.6%           88.6%
                                       -------------------------------          --------------------------------
Expenses
     General and administrative            6,004           4,327                    15,229          12,793
                 % of revenue               82.3%           72.2%                     81.4%           75.9%
     Amortization of intangibles             597             448                     1,785           1,349
                 % of revenue                8.2%            7.5%                      9.5%            8.0%
                                       -------------------------------          --------------------------------
Operating income/(loss)                $     (34)        $   517                $     (431)        $   781
                 % of revenue               -0.5%            8.6%                     -2.3%            4.6%
                                       ===============================          ================================

     The Healthcare Group continues to experience the difficult conditions prevailing in the healthcare industry, in general. Until the outlook for the industry stabilizes, we do not foresee an appreciable improvement in this group's performance. Revenue for the September 30, 2001 quarter increased 21.6% over the comparable quarter of 2000 while operating expenses grew 38.8% reflecting the first quarter acquisition of Partners First.

     MSA was acquired in July 2001. It contributed 28.4% and 31.5% to the revenue and gross profit, respectively, for the three months ended September 30, 2001.

                                            Three Months Ended                        Nine Months Ended
                                              September 30,                             September 30,
                                          2001            2000                       2001            2000
Revenue
     First year                           $   4,319       $     2,860                $   14,751       $   3,066
     Renewal                                      -                 -                         -               -
                                     ---------------------------------         ---------------------------------
                Total                         4,319             2,860                    14,751           3,066
Commission expense                                -                 -                         -               -
                                     ---------------------------------         ---------------------------------
Gross profit                                  4,319             2,860                    14,751           3,066
                % of revenue                  100.0%            100.0%                    100.0%          100.0%
                                     ---------------------------------         ---------------------------------
Expenses
     General and administrative               3,657             2,142                    10,275           2,206
                % of revenue                   84.7%             74.9%                     69.7%           72.0%
     Amortization of intangibles                413               292                     1,143             327
                % of revenue                    9.6%             10.2%                      7.7%           10.7%
                                     ---------------------------------         ---------------------------------
Operating income                            $   249         $     426                 $   3,333         $   533
                % of revenue                    5.8%             14.9%                      22.6%           17.4%
                                     =================================         =================================

     The Compensation Consulting Group consists of Pearl Meyer & Partners, acquired in June 2000 and Rich, Florin/Solutions, Inc., purchased in March 2001. Rich, Florin/Solutions, Inc. is not included in the 2000 results.

     Pearl Meyer & Partners experienced some mild business interruption at the end of the current quarter and lost approximately two weeks of billings. The operating loss for the current quarter was $426,000.

     Rich, Florin/Solutions, Inc. revenue for the current quarter was $2.1 million with operating income of $675,000. Revenue and operating income for the nine months ended September 30, 2001 were $6.6 million and $2.4 million, respectively.

Results Attributable to Acquisitions

     As an active acquirer, our operating results are significantly influenced by the contributions of our acquired businesses. By definition, we consider any business not appearing in four full quarters of operating results as being from acquisitions. Non material acquisitions are not included in the acquisition column. After that, they become part of existing business. An analysis of our operating results, separating acquisitions from existing businesses for the periods indicated is as follows:

                                              September 30, 2001                        September 30, 2000
                                 Existing     Acquisitions(1)    Combined      Existing   Acquisitions(1)    Combined

Revenue
                                 $                      $
     First year                      23,248         2,536       $ 25,784   $  14,528     $       5,223      $  19,751

     Renewal                         15,130         3,008         18,138      13,648             1,246         14,894
                                --------------------------------------------------------------------------------------

     Total                           38,378         5,544         43,922      28,176             6,469         34,645

Commission expense                   11,469         2,503         13,972      10,253             1,504         11,757
                                --------------------------------------------------------------------------------------
Gross profit                         26,909         3,041         29,950
                                                                              17,923             4,965         22,888
General and administrative
expense                              20,523         3,530         24,053      14,374             3,501         17,875
                                --------------------------------------------------------------------------------------
Operating income before               6,386         (489)          5,897
amortization                                                                   3,549             1,464          5,013

Amortization of intangibles           1,968           919          2,887       1,245               688          1,933
                                --------------------------------------------------------------------------------------
Operating income                 $                      $       $  3,010   $   2,304       $       776       $  3,080
                                      4,418       (1,408)
                                ======================================================================================
                                          September 30, 2001                          September 30, 2000
                                 Existing     Acquisitions(2)    Combined        Existing    Acquisitions(3)  Combined
Revenue
     First year                  $   62,843     $  29,759       $ 92,602       $  42,953      $  5,429      $  48,382
     Renewal                         41,148        19,677         60,825          40,528         1,246         41,774
                                -----------------------------------------      ---------------------------------------
     Total                          103,991        49,436        153,427          83,481         6,675         90,156
Commission expense                   30,233        23,765         53,998          37,408        (6,739)        30,669
                                --------------------------------------------------------------------------------------
Gross profit                         73,758        25,671         99,429          46,073        13,414         59,487
General and administrative expense   57,134        16,186         73,320          41,266         5,736         47,002
                                --------------------------------------------------------------------------------------
Operating income before amoritzation 16,624         9,485         26,109           4,807         7,678         12,485
Amortization of intangibles           5,292         3,334          8,626           2,127         2,470          4,597
                                --------------------------------------------------------------------------------------
Operating income                 $   11,332      $  6,151       $ 17,483       $   2,680      $  5,208      $   7,888
                                ======================================================================================

(1)      includes operations of Compensation Resource Group and Pearl Meyer & Partners.
(2)      includes operations of Compensation Resource Group.
(3)      includes operations of The Wamberg Organization, Compensation Resource Group and Pearl Meyer & Partners.

     Caution should be used in analyzing and evaluating the foregoing. Acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth, however, the resources dedicated to our acquisition program would have been available to make an impact on the performance of the existing business.

     For the nine months ended September 30, 2001, approximately 32.2% of gross revenue and 35.2% of operating income came from acquisitions while 7.4% of gross revenue and 66.0% of operating income were from acquisitions during the same period in 2000. We do not attribute a great deal of significance to the above statistics for the following reasons:

  an acquisition's contribution to operating performance in any given period is considerably dependent on the timing of the transaction;
  an acquisition, by our definition for this purpose, is one that has not yet appeared in four quarters' operating results. As the value of these acquisitions add to our existing business base, the relative contribution of any subsequent acquisition may diminish; and
  acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth, however, the resources dedicated to our acquisition program would have been available to make an impact on the performance of the existing business.

Corporate General and Administrative Expenses

     The corporate administrative office in North Barrington, Illinois contains our executive staff and provides direction and coordination of our financial, strategic planning and acquisition activities. For the September 30, 2001 quarter, the cost of our Corporate Headquarters amounted to $1.9 million compared with $2.3 million for the comparable quarter of last year. For the nine months, expenses were $8.5 million in 2001 compared with $6.0 million last year. The year-to-date increase reflects the natural increase in expense required to support increased revenue and operations and the increase in salaries and bonuses as a result of additional personnel at the North Barrington corporate office.

Interest Expense - Net

     Net interest expense was $1.2 million in the September 30, 2001 quarter, a 14.3% decrease from the $1.4 million net expense in first quarter 2000. Year-to-date interest of $3.9 million is $839,000 or 27.0% more than last year's first nine months. Although cash flow from operations was $18.2 million, our average borrowings increased $12.3 million over the same quarter of 2000. Borrowing increased to support our acquisition program. During the first nine months, our cash outlays for acquisitions were $27.4 million.

Income Taxes

     Income taxes for the first nine months of 2001 were $4.8 million at an effective rate of 35.0% compared with $1.7 million at an effective rate of 35.0% in the first nine months of 2000. We received approval for a refund of prior year's taxes of approximately $1.7 million during the third quarter. The refund reduced the tax rate to 35.0% for the 2001 tax year. Without the benefit of this refund, our normal tax rate would have been 40.7%.

Quarterly Results

     The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

     Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis. We have experienced and may continue to experience large increases in revenue in the first and fourth quarters and our operating results may be affected by a number of other factors, including:

  a significant portion of the financing for our bank-owned life insurance products occurs in the fourth calendar quarter; and
  a significant portion of the deferred compensation plans, marketed by our Compensation Resource Group division, are financed in the first quarter.
                           -------------------------------------------------------------------------------------
                              Dec       Mar        Jun        Sep       Dec       Mar        Jun        Sep
                              1999      2000      2000       2000       2000      2001      2001       2001
                                                                                                     $
Revenue                      $ 41,335  $ 31,147   $ 24,364   $ 34,645  $ 57,457  $ 66,037   $ 43,468     43,922
   % of annual                  34.2%     24.4%      19.9%      26.3%     38.9%     36.2%      21.6%      20.8%

Gross profit                   25,898    20,263     16,336     22,888    37,322    39,081     30,398     29,950
   Ratio                        62.7%     65.1%      67.0%      66.1%     65.0%     59.2%      69.9%      68.2%

Operating expenses             15,364    15,013     14,114     17,875    21,705    24,650     24,617     24,053

Amortization                    1,361     1,335      1,329      1,933     2,540     2,799      2,940      2,887

Operating income                9,173     3,915        893      3,080    13,076    11,632      2,841      3,010
   % of revenue                 22.2%     12.6%       3.7%       8.9%     22.8%     17.6%       6.5%       6.9%
   % of gross profit            35.4%     19.3%       5.5%      13.5%     35.0%     29.8%       9.3%      10.1%

Non-operating income           -         -          -          -          1,001       191       (72)          -

Interest expense - net          1,015       851        847      1,407     1,587     1,291      1,447      1,206

Income taxes                    3,270     1,273      (113)        514     4,151     4,318        422         39

                                                                                                     $
Net income                    $ 4,888  $  1,791    $   159   $  1,159  $  8,339  $  6,214    $   900      1,765

                                                                                                     $
Per diluted common share      $  0.50   $  0.18    $  0.02    $  0.11   $  0.65   $  0.49    $  0.07       0.13

     We expect that future quarterly fluctuations in our total revenue will be mitigated , to some extent, by the addition of our Compensation Consulting Group whose revenue tends to be more stable throughout the year. Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not reliable indicators of future performance.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

                                                                     2001               2000             2000
Cash and cash equivalents                                      $    6,655        $     7,598       $     6,177
Working capital                                                $   (1,027)       $    (2,317)      $    (3,441)
Current ratio - to one                                                .97                .95               .88
Shareholders' equity per common share (1)                      $     9.52        $      8.88       $      8.25
Debt to total capitalization (2)                                     38.4%              36.5%            38.2%
-----------
(1)  total shareholders' equity divided by actual shares outstanding
(2)  current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

     In addition to our recognized balance sheet assets and liabilities, we have an on going renewal revenue stream, estimated to be $632.3 million over the next ten years.

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

     Summarizing our cash flow, comparatively, for the year-to-date:

                                                                                     September 30,
                                                                                 2001             2000
Cash flows from (used in):
   Operations................................................................$18,225           $10,475
    Investing................................................................(30,995)          (56,695)
    Financing................................................................ 11,827            47,565

Cash Flows from Operating Activities

     Our cash flow from operations for the nine months ended September 30, 2001, compared with the same nine month period in 2000, was as follows:

                                                                September 30,
                                                                                     Increase/(Decrease)
                                                      2001              2000              In Cash
Net income plus non-cash expenses                    $19,715           $ 8,873            $  10,842
Changes in operating assets and liabilities           (1,490)            1,602               (3,092)
Cash flow from operating activities                  $18,225          $ 10,475            $   7,750

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

     The following table represents the estimated gross renewal revenue associated with our inforce business owned life insurance policies as of September 30, 2001. The projected gross revenue is not adjusted for mortality, lapse or other factors that may impair realization. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received.

                               Compensation          Banking            Healthcare
                              Resource Group         Practice             Group              Total
        2002                      $  56,498          $  34,178             $6,167            $ 96,843
        2003                         46,524             29,442              5,994              81,960
        2004                         39,116             25,348              5,530              69,994
        2005                         31,993             25,835              5,090              62,918
        2006                         27,828             26,255              4,737              58,820
        2007                         26,127             25,008              4,343              55,478
        2008                         24,067             24,494              3,675              52,236
        2009                         24,032             24,860              2,917              51,809
        2010                         23,512             25,414              2,084              51,010
        2011                         23,650             26,082              1,510              51,242
                            ----------------     --------------      -------------       -------------
                     Total        $ 323,347          $ 266,916            $42,047
                                                                                             $632,310

     At September 30, 2000, our ten year renewal projection amounted to $527.2 million. The September 30, 2001 balance represents a 19.9% increase in our residual book of business - a reflection of our revenue growth.

     As a fee based business, our Compensation Consulting division does not have renewal revenues.

Cash Used in Investing Activities

     Acquisitions accounted for $27.4 million used in investing activities and $3.9 million was used for the purchase of equipment.

     We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

     We have a credit facility with a group of banks which as of January 1, 2001 was $114.3 million. Loans bear interest at a rate based on the London InterBank Offered Rate at the time of borrowing or floating prime rate. The credit agreement contains a number of restrictive covenants with which we were in compliance at September 30, 2001.

     In an effort to reduce interest costs, management has directed that all cash beyond reasonably foreseeable needs be used to pay down debt. Depending upon adherence to the criteria in our loan agreements at the time of draw down, we had $45.7 million available under our credit line at September 30, 2001.

     We believe that our net cash flow from operations will continue to provide sufficient funds to service our debt obligations. We estimate renewal revenue in future periods, which is not reflected on our balance sheet, to be approximately $371 million over the next five years. However, renewal revenue can be adversely affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates.

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

  the present value of inforce revenue is the net discounted cash flow from the book of business of those companies having future renewal revenue at the time we acquired them; and
  a potential future tax benefit over the next fifteen years. Approximately $153.0 million of our gross intangible assets are expected to be tax deductible.

Net intangible assets arising from our purchased businesses consist of the following:

                                                                           2001             2000
               Present value of inforce revenue                           $83,653         $85,962
               Goodwill                                                   $98,949         $78,419
               Non-competition agreements.                                    786             992
                                                                         $183,388        $165,373
               Total assets                                                 77.1%           75.2%
               Stockholders' equity                                        150.1%          146.9%

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

     On June 27, 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, The new rules outlined in this new standard affects the allocations between goodwill and other intangible assets.

     On June 27, 2001, the Financial Accounting Standards Board issued Standard No. 142 - Goodwill and Other Intangible Assets. Under this new rule, effective with the year beginning January 1, 2002, goodwill will no longer be amortized but will be subject to periodic tests for impairment. Application of this new standard is expected to reduce our annual amortization expense by $4.0 million.

Market Risk

     Our primary market risk exposure is to changes in interest rates on borrowings under our credit agreement. We have a credit facility with a group of banks which as of January 1, 2001 was $114.3 million. The credit facility provides for a revolving credit and a term loan. Interest on borrowings under our line of credit is based on:

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

     At December 31, 2000, we had total outstanding indebtedness of $64.6 million, or approximately 36.5% of total market capitalization. At September 30, 2001, we had total outstanding indebtedness of $76.1 million or 21.6% of total market capitalization. Our interest rate risk objective is to limit the impact of rate fluctuations on earnings and cash flows. To achieve this objective, we use fixed rate debt instruments to the extent that reasonably favorable rates are obtainable, and interest rate swaps to mitigate interest rate risk and to effectively fix the interest rate on a portion of our variable rate term debt.

     Coincident with the credit facility, we entered into three interest rate swap agreements with a bank affiliated with the lending group. The first agreement went into effect on July 6, 1999, and sets the underlying LIBOR-based interest rate at 5.76% on $10.5 million of the debt. The second agreement went into effect on January 18, 2000 and sets the underlying LIBOR-based rate at 5.29% on $10.5 million of the debt. The third agreement went into effect on June 29, 2000 and sets the underlying LIBOR rate at 7.24% on $18.0 million of the debt.

     As LIBOR interest rates declined during the September 30, 2001 quarter, these swaps produced a net cost of $256,000 over the fixed amounts we received. This was offset by reduced interest costs on the LIBOR based borrowings.

     We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 8.7% of our outstanding debt was at the prime rate of 6.5% plus the applicable spread at September 30, 2001. 56.8% of our outstanding debt at September 30, 2001, was effectively locked at an interest rate of 6.32% plus the applicable spread through an interest rate swap agreement for a notional amount of $39.0 million. While these hedges effectively reduce our overall cost of borrowings, it should not be inferred that we can borrow at these reduced rates. Our ability to control interest rates through swap agreements is limited to the notional amounts under those agreements with such notional amounts declining on a quarterly basis.

     The following table incorporates only those exposures that existed as of September 30, 2001, and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during future periods and prevailing interest rates. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

                                   -----------------------------------------------------------------------------------------------
                                      2001        2002        2003        2004       2005    Thereafter     Total     Fair Value
Liabilities

Long term debt
      Fixed rate                    $     948  $  1,046    $   1,154   $   1,274   $ 1,407   $  1,672     $   7,501   $   7,501
      Average interest rate              10.0%     10.0%        10.0%       10.0%     10.0%     10.0%

      Variable rate:
      U. S. Prime                   $    600   $    600    $     600   $     600   $    600  $  3,000     $   6,000   $   6,000
      London Interbank Offered      $ 10,420   $ 10,420    $  10,420   $  10,420   $ 10,420  $ 10,535     $  62,635   $  62,635
      Average interest rate              5.2%       5.2%         5.2%        5.2%       5.2%      5.2%

Interest Rate Derivatives

Interest rate swaps
      Variable to fixed
      Notional amount               $ 40,250   $ 30,250    $  20,250   $  10,250   $  2,500  $     -

      Average pay rate                  6.29%      6.33%        6.38%       6.51%      6.91%       -
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

     As explained in the preceding section on Market Risk, we have entered into interest rate swaps to exchange floating rate for fixed rate interest payments periodically over the life of our loan agreement. The interest rate swaps have been designated as cash-flow hedges and have been highly effective as of September 30, 2001. At September 30, 2001, we had interest rate swap agreements outstanding with a notional principal amount of $39.0 million. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows, that is, when periodic settlements on a variable-rate asset or liability are recorded in earnings.

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

     FASB Accounting Standard - Business Combinations

     FASB Accounting Standard - Goodwill and Other Intangible Assets

     On June 27, 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new rules outlined in FAS 141 affect the allocations between goodwill and other intangible assets.

     Goodwill acquired in business combinations before June 30, 2001 will continue to be amortized until December 31, 2001. Any goodwill acquired in business combinations after June 30, 2001 will not be amortized. With the adoption of FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Additionally, acquisitions consummated after June 30, 2000, will no longer be subject to amortization.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As a result of the application of the nonamortization provision of the FAS 142, our amortization expense is expected to be $4.0 million less in 2002. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the Liquidity and Capital Resources section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in pages 14 through 35 of this Form 10-Q.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  The list of exhibits required by this Item 6(a) appears on the Exhibit Index attached hereto.
  Reports in Form 8-K. None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              CLARK/BARDES, INC.

Date              November 12, 2001                           /s/ W.T. WAMBERG
                                                                  W.T. Wamberg
                                                              President and Chief Executive Officer

Date              November 12, 2001                           /s/  THOMAS M. PYRA
                                                                   Thomas M. Pyra
                                                              Vice President and Chief Financial Officer
                                                              (Principal Financial Officer)

Exhibit Index

3.1  Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 to Clark/Bardes' Registration Statement
     on Form S-1 (No. 333-56799) filed with the SEC on July 12, 1998.)
3.2  Bylaws of the Company (Incoroprated by reference to Exhibit 3.2 to Clark/Bardes' Registration Statement on Form S-1 (No. 333-567999) filed with the SEC on July 12, 1998.)
4.1  Specimen Certificate for shares of Common Stock, par value $.01 per share, of Clark/Bardes, Inc. (Incorporated by reference to Exhibit 4.1 of
     Clark/Bardes' Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-567999, field with the SEC on July 27, 1998.
4.2  Rights Agreement, dated as of July 10, 1998, by and between Clark/Bardes Holdings, Inc. and The Bank of New York (Incoroprated herein by reference to Exhibit 4.4 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, field with the SEC on November 16, 1998.