Form 10-K
period 2001-12-31
CLARK/BARDES INC
filed 2002-03-27
CIK 1063980

                                                 SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               Form 10-K

                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934
                                              For the fiscal year ended December 31, 2001
                                                   Commission file number: 000-24769

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

                                            (Registrant's telephone number) (847) 304-5800

                                      Securities Registered Pursuant to Section 12(b) of the Act:

                             Title of Securities                    Exchanges on which Registered
                    Common Stock, Par Value $.01 per share             New York Stock Exchange

                 Junior Participating Preferred Stock, Series
                              A, Purchase Rights
                          Par value, $.01 per share

                                      Securities Registered Pursuant to Section 12(g) of the Act:
                                                                 None

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

        As of March 5, 2002, 16,541,111 shares of common stock outstanding and the aggregate market value of common equity held by non-affiliates was approximately $224.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement for the 2002 annual meeting is incorporated into Part III of this Form 10-K by reference.

                                                           TABLE OF CONTENTS

                                                                                                             Page
FORWARD-LOOKING STATEMENTS...........................................................................           2

PART I

PART II
  ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................
                                                                                                               17
  ITEM 6.          SELECTED FINANCIAL DATA.......................................................              18
  ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                               20
  ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................
                                                                                                               33
  ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................       33
  ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                                                                                                               34

PART III
  ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................       34
  ITEM 11.         EXECUTIVE COMPENSATION...............................................................       34
  ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................
                                                                                                               34
  ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................       34

PART IV
  ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................
                                                                                                               34
SIGNATURES...........................................................................................          61

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following

:
  changes in tax legislation;
  federal and state regulations;
  general economic conditions;
  competitive factors and pricing pressures;
  our dependence on key consultants and services of key personnel;
  our dependence on persistency of existing business;
  our ability to achieve our earnings projections;
  risks associated with acquisitions;
  significant intangible assets;
  our dependence on a select group of insurance companies; and
  our dependence on information processing systems and risk of errors or omissions.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-K or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in this Form 10-K, including under the caption "Risk Factors," or in the documents incorporated by reference in this Form 10-K, which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I

ITEM 1. BUSINESS

Overview

        Founded in 1967, Clark/Bardes is one of the leading executive compensation and benefits consulting companies in the United States specializing in servicing large corporations, banks and healthcare organizations. Our mission is to aid our clients by providing services that help them attract, reward and keep their best people. Our services include the evaluation, design, implementation, financing and administration of innovative and customized compensation and benefit programs. We have over 3,600 clients that use our customized programs to supplement and secure benefits for their executives, key employees and other professionals and to offset the costs of employee benefit liabilities and rely on our consultants to structure their compensation programs.

        We have experienced significant growth and transition over the last several years. In previous years, a majority of our revenues resulted from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients' benefit programs. As a result of a series of acquisitions, we have transformed ourselves into a value added provider of a wide range of employee compensation and benefit consulting services which has resulted in a more diversified revenue stream. Today, our three major sources of revenue are: (1) first year commissions and related fees paid for the implementation and funding of our benefit programs, (2) renewal commissions and related fees that are paid by the insurance companies and our clients as long as the benefit programs and underlying insurance policies remain inforce, which is typically for a period of ten years or more after the sale and (3) consulting fees paid by our clients to evaluate and design compensation plans.

        We are headquartered at 102 S. Wynstone Park Drive, North Barrington, Illinois 60010 and maintain offices nationwide.

Our products and services

        We provide executive compensation and benefit consulting as well as evaluate, design, implement and administer a diverse array of compensation and benefit programs for executives, key employees and other professionals. Typically, in selling, designing and implementing executive compensation and benefit programs we:

  evaluate a client's existing compensation and benefit programs and the effectiveness of these programs in meeting that client's organizational needs;
  design or improve the compensation and benefit programs;
  compare financing alternatives for the programs and present the financial strengths of each to the client;
  arrange for the placement of the insurance coverage, or other instruments which will finance the underlying programs; and
  provide the enrollment, reporting and ongoing administrative services associated with the programs.

        Most of our benefit programs are financed by business-owned life insurance and other financial products. Business-owned life insurance refers to life insurance policies purchased and owned by a business on the lives of a select group of employees. The business pays the premiums on, and is the owner and beneficiary of such policies. Business-owned life insurance programs are used primarily to offset a client's cost of providing executive benefits and to supplement and secure benefits for executives, key employees and other professionals. The cash flow characteristics of business-owned life insurance policies are designed to closely match the long-term cash flow characteristics of a client's employee benefit liabilities. Additionally, the cash value of the business-owned life insurance policies grows on a tax deferred basis and the policies' death benefits are received tax free, providing an attractive return to the client.

        We maintain strategic relationships with insurance companies such as AEGON, AXA/Equitable, General American, Great West, Mass Mutual, Nationwide, Phoenix Life and West Coast Life, in which both parties are committed to developing and delivering creative products with high client value. We also work closely with clients to design customized products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features at competitive pricing.

        Set forth below is a description of our principal benefit plan solutions, compensation consulting services, financing products and administrative services.

Benefit plan solutions

        Deferred Income Plans. Deferred income plans allow executives to defer a portion of their current income on a tax-deferred basis. The deferred income and interest in a properly designed and administered deferred income plan grows on a tax-deferred basis until distributions are made to the executive, usually at retirement. Corporations often purchase life insurance to create an asset in order to offset the costs of the liability created by a deferred income plan. Deferred income plans can be structured in a variety of ways including: traditional deferred income plans, which credit the deferred income amount with a fixed rate of interest and use fixed yield life insurance products to offset the costs of the company's liability, or variable deferred income plans, which credit the deferred income amount with interest based on bond or equity indices and use variable yield life insurance products to offset the costs of the company's liability. In an effort to provide additional security for executives, corporations usually create a trust to hold the related insurance policies. Because deferred income plans provide executives with a method to defer income at little or no cost to the corporation, we believe that the demand for these plans will continue to increase as corporations implement new plans or expand the availability of existing plans.

        Supplemental Executive Retirement Plans. Supplemental executive retirement plans are specifically designed to supplement the dollar limitation on benefits paid from qualified pension plans. The maximum dollar amount of compensation that can be used to determine the pension benefits payable to an executive from a qualified plan is currently set at $170,000. Accordingly, non-qualified plans such as supplemental executive retirement plans, which are not subject to the same stringent rule, have increased in popularity. Many supplemental executive retirement plans are funded with the same insurance products and strategies used to fund deferred income plans.

        Supplemental Offset Plans. Supplemental offset plans are designed to supplement an executive's income by restoring retirement benefits previously limited by legislative changes. Supplemental offset plans are funded with insurance policies using a technique commonly known as "split dollar." Ownership rights to an individual policy are shared between the corporation and the executive. The corporation and the executive share in the insurance policy's increasing cash value and death benefits. The corporation pays the premiums, but recovers these expenditures from its share of the policy's proceeds. The executive's interest in such policy is targeted to equal the present value of the retirement benefits due at the time of such executive's retirement. A recent IRS Notice and forthcoming Treasury regulations change the manner in which split dollar arrangements will be taxed. The new treatment will be, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Consequently, Supplemental Offset Plans may be a less attractive means of restoring executive retirement benefits.

        Group Term Carve Out Plans. Currently, a corporation can provide its employees with a group term life insurance policy death benefit of up to $50,000 on a tax-free basis. The cost of providing a death benefit in excess of $50,000 is taxed to the employee as ordinary income. Group term carve out plans allow companies to provide portable coverage in a customized program of amounts greater than $50,000 that are taxed at lower rates. The purpose of group term carve out plans is to provide a greater amount of insurance and post-retirement death benefit to the employee at a competitive overall cost. The corporate plan sponsor is not an owner or beneficiary of the permanent life insurance policies.

        Disability Income Plan. Many companies provide group disability income insurance for their employees. In many cases, these plans have limits that may not be sufficient to provide reasonable income replacement for executives in the event of a disability. Group disability insurance plans marketed by our Compensation Resource Group and Healthcare Group supplement the group plans currently in place, and provide additional income for executives in the event of a disability.

        ExecuFLEX Program. Our Healthcare Group provides a total compensation planning approach to the not-for-profit healthcare market through its "ExecuFLEX" program. The program includes a base level of benefits, such as medical, dental, vision, long-term disability, long-term care, and group term life insurance. In addition, participants are provided an allowance made up of company contributions and voluntary personal deferrals. The flex allowance is used to supplement base coverage and to add to the employees' retirement funding. The ExecuFLEX program is designed to provide maximum flexibility to the participants at a minimal cost to the organization. The success of ExecuFLEX has led us to offer the program to companies serviced by our other operating groups as well as additional market segments within the healthcare industry.

Compensation consulting services

        With the acquisition of Pearl Meyer & Partners ("Pearl Meyer") in 2000, we entered the market for senior executive and board of director level executive compensation consulting. At the time of the acquisition, Pearl Meyer was one of the largest independent executive compensation consulting firms in the United States and the acquisition broadened the services we offer to our clients. Our Healthcare Group and Banking Practice have developed compensation consulting programs in base salary, incentives, deferred compensation, and other compensation design plans. With the acquisition of Rich Florin/Solutions, Inc. (f.d.b.a. Executive Alliance) in 2001, which now is our Rewards and Performance (previously known as Corporate Practice) segment, we began providing compensation consulting for technology and intellectual capital companies.

Financing products

        Business-Owned Life Insurance. Business-owned life insurance is life insurance purchased and owned by a business on the lives of a select group of its employees. The insurance is used to help finance the business' executive benefit obligations. The insurance is held as a general asset and is not directly linked to the executives' benefits. When utilized by banks, this product is referred to as bank-owned life insurance. We market these programs to banks with assets in excess of $5 billion, as well as to regional and community banks that generally have assets of less than $5 billion. We were one of the first organizations to offer business-owned and bank-owned life insurance programs.

Administrative services

        We believe that we are an industry leader in providing high quality and customized administrative services to support the executive benefit and insurance programs we market. As of December 31, 2001, we administered 193,000 policies for 3,600 clients. As of the same date, the insurance policies underlying our employee benefit programs represented a total of approximately $85 billion of inforce insurance coverage as follows.

        The following table presents the number of policies administered, clients and inforce coverage as of December 31, 2001.

                                     Compensation           Banking         Healthcare        Compensation
                                     Resource Group         Practice            Group           Consulting         Total

Policies administered...............      103,000              79,000           11,000                   -         193,000
Clients.............................          830               1,870              600                 300         3,600
Inforce coverage....................  $45 billion         $35 billion       $5 billion                   -         $85 billion

        We generate fee-based revenues from providing the administrative services to our clients. We approach administrative services with a strategy focused on servicing our clients' unique requirements and needs through customized, value-added services and intensive support in order to create brand and client loyalty and lower sensitivity to price. We further differentiate ourselves by employing a focused strategy for a particular buyer group through each of our four groups. For instance, we service clients in the banking industry through our Banking Practice and not-for-profit healthcare organizations through our Healthcare Group with an insider's view of each market thereby providing high quality administrative services customized to a client's needs.

        We offer customized enrollment and administrative services for our employee benefit programs. In an effort to provide a high level of personalized services, each client is assigned an account team comprised of specialists who are responsible for servicing the needs of that client. The administrative services provided by each of our groups' account specialists include coordinating and managing the enrollment process, distributing communication materials, monitoring financial, tax and regulatory changes, providing accounting reports and periodic benefit statements to participants, performing annual reviews and reporting historical and projected cash flow and earnings of the plans. Each group's account specialists are supported by actuarial, financial and insurance experts.

        We build our client base by fostering long-term client relationships. To this end, the training and focus of each account team centers on our goal of delivering the highest quality program, implementation and administrative services in the industry. This benefits both the client, through top professional support, and the consultant, who can focus more closely on the consulting process. To further emphasize long-term client relationships, we enter into administrative agreements with each client, in most cases for a term of five to ten years.

        We believe our commitment to providing high quality client and administrative services is one of the primary reasons that we have achieved the success we have enjoyed to date. We believe that our continued focus on, and investment in, the personnel and technology necessary to deliver high-quality service to our clients will bolster our reputation as an industry leader.

Our business units

        We operate through four distinct operating groups: (1) Compensation Resource Group, (2) Banking Practice, (3) Healthcare Group, and (4) Compensation Consulting Group. Each of these groups is focused on the evaluation, design, implementation, administration, and financing of innovative compensation and benefit programs that help their clients attract and retain executives, key employees and other professionals. Each of our groups operates separately from different locations with its own executive, marketing and administrative staffs. We have structured these groups to be independent because each has an established reputation in their distinct markets and a specific expertise required to serve these markets. Through these groups, we are able to tailor compensation and benefit programs and consulting services to the unique needs of our clients. At the same time, we emphasize the cross-selling of products and services between our groups. To encourage cross-selling, we have established percentage-based rewards for cross-group referrals.

Compensation Resource Group

        One of the leaders in its field, our Compensation Resource Group ("CRG") focuses on the marketing, designing, implementation, administration and financing of non-qualified benefit plans for Fortune 1000 companies and large private companies. This group has designed and currently administers 830 client cases, covering 103,000 policies for executives, key employees and other professionals. The large corporate marketplace in which the Compensation Resource Group does business requires a significant degree of customization. Growth in this group will focus on further penetrating the corporate marketplace and providing additional executive compensation and benefits services to corporations.

        Formerly the Clark/Bardes segment, our original core business, this group was expanded and reorganized with the acquisition of CRG in September 2000. The group was also expanded by other acquisitions including Schoenke & Associates, acquired September 1998; Wiedemann & Johnson, acquired November 1998; Forrest, Wagner & Associates, acquired October 2000; Lyons Compensation & Benefits, LLC, acquired August 2001 and Coates Kenney, acquired December 2001. With each of these acquisitions, we obtained a substantial book of business as well as a number of talented and experienced benefits professionals.

Banking Practice

        The Banking Practice offers compensation consulting, executive and director benefits programs, and bank-owned life insurance to the bank market. The Banking Practice is a market leader that provides programs to over 20 of the top 50 national banks and more than 1,800 community and regional banks, which typically have less than $1 billion in assets. In addition to compensation and benefit programs, this group also performs incentive consulting as well as the design of ownership succession programs.

        This group has completed several acquisitions of regional firms in its industry. The September 1997 acquisition of Bank Compensation Strategies, Inc. was our first acquisition and expanded our products and services into the community and small regional banking market. During 1999, we acquired National Institute for Community Banking and Banking Consultants of America, expanding the group's employee and client base with companies that could be readily absorbed into our operating structure. In September 1999, we acquired The Wamberg Organization, a former independent consultant. During 2000, we acquired Christiansen & Associates, a former independent consultant in the banking practice, along with the Watson Company and W.M. Sheehan & Company, two regional compensation consulting firms in the banking market.

Healthcare Group

        During 1999, we purchased Management Compensation Group/Healthcare, an executive benefit consulting organization servicing the healthcare industry. This became our Healthcare Compensation Strategies segment, now known as the Healthcare Group. The Healthcare Group provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations. With approximately 600 clients, the Healthcare Group is a market leader for compensation and benefit planning for healthcare executives and physicians. The Healthcare Group expanded in 2001 with the acquisitions of Partners First in March 2001 and Management Science Associates in July 2001. These acquisitions allowed us to expand our client base and the services we provide to our clients.

        The Healthcare Group employs a comprehensive benefits approach that encompasses a variety of insurance products, ranging from traditional life insurance policies to disability and long-term care coverage. The healthcare industry's changing environment and complex structure offer many challenges for the near future. The industry has experienced a great deal of contraction with changes in our national healthcare regulations and compensation structure.

Compensation Consulting Group

        Our Compensation Consulting Group provides executive, professional and other employee compensation consulting. The group focuses on two distinct market segments: (1) executive compensation consulting for major companies and (2) compensation consulting for the employees of technology and intellectual capital companies. It is one of the largest executive compensation consulting organizations in the United States.

        Our executive compensation consulting practice was created through the acquisition on June 21, 2000 of Pearl Meyer & Partners, Inc., a New York City-based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization is focused predominantly on executive compensation consulting for large Fortune 1000 corporations. Our Rewards and Performance (previously know as Corporate Practice) segment which focuses on technology and intellectual-capital oriented companies was formed as a result of the acquisition of Rich, Florin/Solutions, Inc. (f.d.b.a. Executive Alliance), a Boston-based compensation consulting company on March 12, 2001.

Distribution

        Each of our groups markets its employee benefit programs and related administrative and consulting services through an in-house sales organization as well as through consultants in independently operated sales offices located throughout the United States. As of December 31, 2001, we were represented by over 130 consultants in 54 offices nationwide. Approximately half of our consultants are independent while the rest are our employees.

        Our independent consultants enter into exclusive agency agreements with us to market programs and services on our behalf. Each agreement defines the duties of the consultant to solicit and sell covered business, the revenue splits between the consultant and ourselves, and includes a confidentiality agreement and operating standards. We pay a substantial portion of the total sales revenue to the independent consultant, usually from 50% to 65% of total revenue. All of our independent consultants are responsible for their own operating expenses. Non-solicitation clauses, which prohibit the consultant from soliciting our clients are normally three years with respect to separate clients and usually five years with respect to joint clients. Some of our groups, such as the Healthcare Group and Compensation Consulting Group, generate a significant portion of their sales revenue through employee-consultants and we bear the administrative expense of the sales consultants in exchange for a lower commission and fee expense.

        In September 2001, we ended our relationship with three sales consultants formerly contracted to us on an exclusive basis. We determined that our long-term objectives would be best served by terminating the relationship and focusing on growing our business with our employee consultants. They accounted for only 2.9% of our total revenue in 2001.

        Many of our products have a securities component and must be sold through a licensed broker/dealer. Clark/Bardes Financial Services, Inc. ("CBFS"), is used by our consultants for distributing these securities-related products. CBFS is designed to function as a full-service broker/dealer, but is currently limited to distributing insurance, annuities and mutual funds. CBFS currently has 175 registered representatives and is licensed to operate in all 50 states. By having our own broker/dealer, we are able to control costs more effectively than when we used an outside broker/dealer.

        Our consultants are supported by a design and analysis department in each group. The primary responsibility of the design and analysis department is to design customized compensation and benefit programs that will effectively offset the costs of a client's employee benefit liabilities. The design analyst works with the consultant to identify the needs of a prospective client and investigates the availability and pricing of products that are compatible with that client's needs. Finally, the analyst develops the financial projections necessary to evaluate the benefit costs and cost recoveries for the prospective client, together with an analysis of alternatives to assist the client in making a decision.

        We recognize the importance of attracting and retaining qualified, productive sales professionals. We actively recruit and develop new sales professionals in order to add to our distribution capacity. Further, our acquisition strategy focuses on retaining the productive sales professionals of the entity being acquired.

        As our business has grown, internally and through acquisitions, our reliance on a select few high volume consultants has decreased. Our top three consultants collectively accounted for approximately 6.8% of our total revenue in 2001, 10.8% of our total revenue in 2000 and 22.3% of our total revenue in 1999.

Marketing support

        Substantial investments have been made in establishing highly qualified marketing departments in each group. Each marketing department's primary focus is to support the sales efforts of their operation. The marketing departments develop and track sales leads for the consultants and provide collateral marketing materials and research. We distribute external newsletters and other program update pieces to approximately 15,000 clients and prospects throughout the year and sponsor conferences and meetings featuring industry experts and nationally recognized speakers. Finally, the public relations and corporate marketing functions coordinate the publication of articles written by our employees and consultants and ensure that our representatives are quoted as thought leaders and industry experts in national, local, and industry trade publications. These efforts have made us the clear leader in the executive compensation and benefits consulting industry.

        Our distribution strategy seeks to leverage our relationships within our organization and among our business partners. We attempt to establish relationships with carriers and professional service providers that provide opportunities for cross-utilization of services. We have also developed strategic relationships with several professional service firms that are used as a referral source for our consultants. In addition, we have an advisory board of current and former industry leaders familiar with our products and services who can provide introductions to prospective clients. We believe these relationships assist our consultants in gaining access to the appropriate personnel of prospective clients and more effectively establish a position of trust.

        We focus on developing innovative marketing tools using internet technology. Two examples of these tools are BOLIauction.com and BOLInet.com. BOLIauction.com is our online bank-owned life insurance ("BOLI") purchasing system. Using BOLIauction.com's proprietary interface, banks access the best carriers and products through this competitive auction environment. After clients set parameters online for their BOLI program, BOLIauction.com distributes these specifications to the participating carriers. Carriers then submit their responses to BOLIauction.com, the auction begins, and a winning bid is selected.

        A total of $9.7 billion in BOLI assets are managed on the site. BOLInet.com allows a client bank to get real-time data on their BOLI assets, and provides powerful data-mining and report writing tools. Forty-five banks are currently registered users of BOLInet.com.

Industry background

        Over the past twenty years, as the result of legislative change and increased competition for executive talent, compensation and benefit programs have become more complex and sophisticated. In turn, the financing of these programs has also become increasingly complex. Corporations and banks now commonly use life insurance to offset the costs of employee benefit liabilities and several large insurers, including AEGON, Great West, and Nationwide, have committed significant resources to develop business-owned life insurance products for use in this market. The industry has shifted more toward the use of variable life insurance, which contain equity investment features to meet these needs. There are some non-insurance companies that have started to offer more broadened financial services to try and tap into this already competitive market.

        At the same time, the corporations, banks and healthcare organizations that use these services have become more sophisticated and demanding. Clients now regularly perform extensive due diligence on the firms providing their compensation and benefit programs. Issues related to reputation and technological capabilities are now central to their decision-making process. In addition, the client's expectation regarding the level of administrative services to be provided and technological capabilities of a provider has risen substantially. For example, in the early 1990's, community banks went through a consolidation phase. This consolidation gave bank executives a greater appreciation and need for expertise regarding the impact of consolidation on their compensation and benefit programs. This developed into a stronger demand by the community banking industry for expert advice in addressing estate and continuity planning. In addition, healthcare organizations have been faced with growing challenges to attract and retain executives. The tax status of healthcare providers, many of whom are not-for-profit healthcare organizations, requires tailored compensation and benefits programs that comply with the various not-for-profit compensation and benefit rules.

        Our products and services have also historically been effected both positively and negatively by legislative change. In the past, legislation has increased the attractiveness of non-qualified benefit plans for highly-paid executives by limiting the amount of tax-deductible contributions to traditional pension plans. On the other hand, legislation has limited the use of financing instruments, such as certain uses of business-owned life insurance. For example, tax legislation was enacted that disallowed interest deductions on policy loans and essentially eliminated a financing technique for corporations known as "leveraged corporate owned life insurance." A recent IRS Notice and forthcoming Treasury regulations change the manner in which split dollar arrangements will be taxed. The new treatment will be, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Consequently, this initiative could result in reduced revenue from split dollar arrangements. The insurance-financed employee benefit market will likely continue to be affected significantly by legislative change. Consequently, we believe that the ability to respond quickly to legislative initiatives is a competitive advantage.

        We believe that increasing product complexity, growing buyer sophistication, and the changing legislative landscape requires product development systems and personnel that are more sophisticated and cost intensive than most producers and producer groups are able to justify economically. We believe this will continue to drive consolidation in the industry as smaller firms respond in order to stay competitive.

        We also believe the industry offers additional growth opportunities. We estimate that there are approximately 15,000 corporations, banks and healthcare institutions that have executive compensation and benefits needs which can be served by us. Of these, we currently have 3,600 as clients. In addition, the rising pay of executives and the nearing of retirement of the baby-boom generation are significant macro-trends that we believe will drive growth in our industry in the future.

Employees

As of December 31, 2001, we employed 778 people as follows:

Compensation Resource Group....................................................................285
Banking Practice...............................................................................174
Healthcare Group...............................................................................213
Compensation Consulting Group...................................................................78
Corporate.....................................................................................  28
    Total......................................................................................778

        The majority of our employees have college degrees, with several holding advanced degrees in law, accounting, finance, business administration or actuarial science. Professional development is a highly valued industry characteristic, and insurance and financial planning designations, such as Chartered Life Underwriter, Fellow of the Life Management Institute, Fellow of the Society of Actuaries and Certified Financial Planner, are held by a large number of our employees. We actively encourage continuing education for employees through expense reimbursement and reward plans. Due to the specialized nature of the business, we often recruit experienced persons from insurance companies, consulting firms and related industries.

Competition

        The executive compensation and benefit consulting market is highly competitive as the margins from this type of work are high. We compete with consulting firms, brokers, third party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Compensation Resource Group include Management Compensation Group; Mullin Consulting; Newport Group; TBG Financial; and The Todd Organization. The competitors of our Banking Practice include The Benefit Marketing Group; Harris, Crouch, Miller, Scott, Long and Mann; and individual insurance agents in the communities where the community banks are located. Additionally, the banking industry is constantly consolidating, which may reduce the number of potential bank clients. Primary competitors of our Healthcare Group are Hewitt Associates; Towers Perrin; Mercer Consulting Group; and Hay Group, Inc. These firms, however, do not focus exclusively on healthcare and do not restrict their practices to executive and physician compensation. Although our Compensation Consulting Group is one of the best established firms in the high level executive compensation consulting market, there are a number of firms that offer this service and, therefore, compete with our Compensation Consulting Group.

        We compete for clients on the basis of reputation, client service, program and product offerings and the ability to tailor our products and administrative services to the specific needs of a client. We believe that we are in a superior competitive position in most of the meaningful aspects of our business, because of our track record, name recognition, industry focus and expertise, and specialization. We do not consider our direct competitors to be our greatest competitive threat. Rather, we believe that our most serious competitive threat will likely come from large, diversified financial services organizations that are willing to expend significant resources to enter our markets and from the larger competitors that pursue an acquisition or consolidation strategy similar to ours.

Government regulation

        State governments extensively regulate our life insurance activities. We sell our insurance products in all 50 states through licensed insurance producers. Insurance laws vary from state to state and states have broad powers over licensing, payment of commissions, business practices, policy forms and premium rates. While we have not encountered regulatory problems in the past, we cannot assure you that we will always be in compliance with all applicable regulatory requirements of each state. Additionally, we cannot be sure if we or our consultants or the insurance carriers underwriting the policies will encounter regulatory problems in the future, including any potential sanctions or penalties for operating in a state without all required licenses.

        While the federal government does not directly regulate the marketing of most insurance products, some products, such as variable life insurance, must be registered under the federal securities laws. As a result, our consultants and entities with which we have administrative service agreements related to selling those products must be registered with the National Association of Securities Dealers. We market these insurance products through a registered broker-dealer with which we have a network agreement. While we have not had any regulatory problems in the past related to these products, we cannot assure you that we or our consultants will not have regulatory problems in the future.

RISK FACTORS

        You should carefully consider the risks described below together with the other information contained in this 10-K or incorporated by reference before making a decision to invest in our common stock. The risks described below are not the only risks we face. Additional risks and uncertainties of which we are unaware or currently believe may be immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

Risks related to our industry

Changes in Federal tax laws could materially and adversely affect our renewal income and ability to gain new business.

        Many of the compensation and benefit programs we design and implement for our clients are financed with business-owned life insurance. Business-owned life insurance programs have tax advantages associated with such products that are attractive to our current and prospective clients. Commission revenue from these products represented 80.4%, 80.5% and 86.4%, of our total revenues in 2001, 2000 and 1999, respectively.

        Attempts have been made to change the tax laws with respect to insurance funded benefit plans. Although we believe such proposals do not have widespread support in Congress, we cannot assure you that future Federal tax initiatives will not be proposed or enacted. If any changes in Federal tax laws are proposed or enacted that would reduce or eliminate the advantages associated with insurance programs, many policies could be surrendered. As a result, we could lose a substantial amount of renewal income and our ability to write new business could be curtailed.

The Internal Revenue Service has recently launched two major enforcement initiatives that could materially and adversely affect our business.

       In recent years, the Internal Revenue Service (“IRS”) has instituted two major initiatives.  The first initiative is to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995.  As a result, these programs will be less financially beneficial to our clients.  To our knowledge, the IRS has prevailed on every case it has litigated related to this initiative.  While we stopped selling leveraged business-owned life insurance programs around the time of this initiative and we do not expect any adverse impact on our revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client’s decision to continue or surrender an existing leveraged business-owned life insurance program.  The second initiative relates to the tax treatment accorded split dollar life insurance arrangements.  A recent IRS Notice and forthcoming Treasury regulations change the manner in which split dollar arrangements will be taxed.  The new treatment will be, in certain respects, less attractive than the historical tax treatment of split dollar arrangements.  Consequently, this initiative could result in reduced revenue from split dollar arrangements.  However, at this time, it is impossible to assess the impact of this initiative on our business.

Our business is subject to fluctuations in interest rates, stock prices and general economic conditions.

       General economic conditions and market factors, such as changes in interest rates and stock prices, can affect our commission and fee income and the extent to which clients keep their policies inforce year after year. Equity returns and interest rates can have a significant effect on the sale and profitability of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products could become more attractive to potential purchasers of the programs we market. Further, a prolonged decrease in stock prices can have a significant effect on the sale and profitability of our clients’ programs that are linked to stock market indices. We cannot guarantee that we will be able to compete with alternative products if these market forces make our clients’ programs unattractive.

       The U.S. economy entered a recession in 2001. This decline was exacerbated by the events of September 11, 2001. The general down cycle in the economy may adversely affect the financial condition of our clients, which in turn could result in a significant reduction in demand for compensation and benefit consulting services and programs. Current economic conditions, or any deterioration in those conditions, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to regulation at the state level.

       State governments extensively regulate life insurance activities. We sell our insurance products in all 50 states through licensed insurance consultants operating as independent agents as well as through our in-house sales staff. States have broad powers over licensing, payments of commissions, business practices, policy forms and premium rates. Insurance laws related to licensing, marketing activities and the receipt of commissions vary from state to state. While we have not encountered regulatory problems in the past, we cannot assure you that we or the consultants through whom we sell will be in compliance at all times with all applicable regulatory requirements of each state.

Risks related to our company

We face strong competition.

       Our business is highly competitive. We compete with consulting firms, insurance brokers, third party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Compensation Resource Group include Management Compensation Group; Mullin Consulting; Newport Group; TBG Financial; and the Todd Organization. The competitors of our Banking Practice include The Benefit Marketing Group; Harris, Crouch, Miller, Scott, Long and Mann; and individual insurance agents where community banks are located. The primary competition for our Healthcare Group is: Hewitt Associates; Towers Perrin; Mercer Consulting Group and Hay Group, Inc. Although Pearl Meyer & Partners is one of the best established firms in the high level executive compensation consulting market, there are a number of firms that offer this service.

       We may also face competition from large, diversified financial services firms willing and able to expend the resources to enter our markets and from large direct competitors that choose to pursue an acquisition or consolidation strategy similar to ours.

We are dependent on certain key consultants.

       Our top three consultants collectively accounted for approximately 6.8% of our total revenue in 2001, 10.8% of our total revenue in 2000, and 22.3% of our total revenue in 1999. We enter into agreements with our consultants in which they agree not to compete with us for a period of time after their relationship with us terminates. During September 2001, the Compensation Resource Group and three of its consultants agreed to terminate their relationship. Combined, these consultants accounted for 2.9% of our total revenue in 2001.We cannot assure you that we will be able to maintain consultant relationships with our most productive consultants or that any non-competition provisions in the agreements will be honored or enforceable. Our business could suffer in the future as a result of the loss of any of our most productive consultants.

Our business depends on the renewal commissions we generate from the life insurance policies underlying our clients' compensation and benefit programs.

       We derive a substantial portion of our revenue from the renewal commissions we earn on the business-owned life insurance policies and other financial instruments that underlie our clients’ compensation and benefit programs. We earn these annual commissions so long as the underlying policies remain in existence. If a client chooses to cancel a policy, we will stop receiving any renewal commissions and fees on that policy. In addition, if a client delays or reduces the annual premiums it pays on the underlying policy due to a flexible premium structure or financial difficulties, our renewal commissions will be correspondingly delayed or reduced. We have historically experienced persistency of 95% on the policies underlying our renewal commissions although we cannot assure you that the persistency rate will not decline in the future.

Our quarterly operating results can vary dramatically.

       Our operating results can fluctuate considerably from quarter to quarter. We have experienced and may continue to experience large concentrations of revenue in the first and fourth quarters. Our operating results may be affected by a number of factors including: a significant portion of the funding for our bank-owned life insurance products occurs in the fourth calendar quarter, the majority of deferred compensation plans marketed by our Compensation Resource Group are financed in the first fiscal quarter; and the timing of significant sales can have a material impact on our quarterly operating results.

       Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not reliable indicators of future performance. Significant downward fluctuations in our quarterly operating results could result in a sharp decline in the trading price of our common stock. See further discussion about the quarterly operating results in Note 20 to the Consolidated Financial Statements under Item 14 “Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

       We may not be able to achieve our projected operating results, which could cause a decline in our stock price.

       In this 10K, we publish revenue, earnings before interest, taxes and amortization (“EBITA”) and earnings per share forecasts for 2002. Our forecasts are based on various assumptions and our most informed estimate at the time of preparation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Earnings Guidance.” However, we can offer no assurance that the assumptions will prove accurate or that the forecasts will be achieved. Failure to achieve forecasted results could have a severe adverse impact on the market price of our common stock.

We are dependent on our management team.

       Our performance depends largely on the performance of our executive officers and key employees. It is important to us to keep and motivate high quality personnel, especially our management, consultants and program development teams. The loss of the services of any of our key employees particularly W. T. Wamberg, Chairman of our Board of Directors and Chief Executive Officer; Thomas M. Pyra, Chief Financial Officer and Chief Operations Officer; James C. Bean, Senior Vice President and Chief Integration Officer; William L. MacDonald, President of our Compensation Resource Group; Richard C. Chapman, President of the Banking Practice; Donald C. Wegmiller, Chairman of our Healthcare Group; Pearl Meyer, President of Pearl Meyer & Partners; and Joe Rich/Beth Florin, Co-Presidents of Rewards and Performance, could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that we will be successful in retaining our key personnel.

We may not be able to successfully implement our acquisition strategy or integrate the businesses we acquire.

       Since September 1997, we have completed 19 acquisitions. At any point in time, we may also be considering several other potential acquisitions. Future acquisitions may require substantial expenditures that will be financed through cash from operations, bank debt as well as future debt and/or equity offerings. We cannot assure you that funds will be available from banks or through the capital markets and, if so, on terms acceptable to us. If this were to occur, we may be unable to fully implement our acquisition strategy.

       Acquisitions involve numerous risks, including the diversion of our management’s time and attention to the negotiation of the transaction and to the assimilation of the businesses acquired, the possible need to modify financial and other systems and add management resources, and unforeseen difficulties in the acquired operations. An acquisition may not produce the revenue and profits we expect. Thus, an acquisition that fails to meet our expectations could have a material adverse effect on our business, financial condition and operating results.

A substantial portion of our total assets are represented by intangible assets.

       When we acquire a company, we normally acquire few tangible assets. Therefore, substantially all of the purchase price for the acquisition is allocated to intangible assets. The two primary components of our intangible assets are inforce revenue and goodwill. The amounts of purchase price allocated to inforce revenue are determined by discounting the cash flow of future commissions adjusted for expected persistency, mortality and associated costs. The balance of the purchase price is allocated to goodwill. The persistency of our inforce business is influenced by many factors outside of our control and we cannot be sure that the value we have allocated will ultimately be realized.

       In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121--Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible assets including inforce revenue and other long-lived assets for impairment on an annual basis or whenever changes in circumstances indicate that an impairment might exist. When any indicators are present, the estimated undiscounted cash flows are compared to the carrying amount of the assets. An impairment loss is recorded if the undiscounted cash flows are less than the carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the asset.

       If any component of our inforce revenue should become unrealizable, this could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that all of our inforce revenue will be realizable or that accounting regulatory bodies will not impose different amortization methods.

       In June, 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Indentifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives.

       We will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provision of Statement 142 is expected to result in an increase in pre-tax income of $4.0 million with an after-tax effect on EPS of $0.13 to $0.14 per share in 2002. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not determined what the effect of these tests will be on our earnings or financial position.

       On January 1, 2002, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121. Most of the provisions of SFAS No. 121 have been retained; however SFAS No. 144 removes goodwill from its scope and it establishes a primary asset approach to determine the cash flow estimation period for a group of assets. We do not anticipate the adoption of this statement will have a material impact on our consolidated financial statements.

A majority of our commission revenue is derived from policies written by a limited number of insurance companies.

       We depend on a select group of insurance companies to underwrite the insurance policies underlying the programs we sell. During 2001, 20 life insurance companies underwrote substantially all of the insurance policies underlying our clients’ programs. Seven of these companies accounted for approximately 60.0% of our first year commission revenue in 2001, 66.3% in 2000, and 63.1% in 1999. If our relationship with any of these insurance companies, or their financial condition, were to significantly change for any reason, we could experience a disruption in our ability to provide products and services to our clients. Although we believe such disruption would only be short-term and that we would not experience any difficulties in securing replacement relationships with similar insurance companies, any long-term delays in doing so could affect our ability to provide competitive financing alternatives to our clients.

Our principal stockholder has the ability to influence stockholder action.

       W. T. Wamberg, our Chairman, President and Chief Executive Officer, owned approximately 11.7% of our outstanding common stock as of December 31, 2001. As a result, Mr. Wamberg is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of Clark/Bardes that may otherwise be beneficial to stockholders.

We are subject to litigation which may have a negative impact on our business and reputation.

       There are three lawsuits currently pending against us. While we intend to contest these actions, we can offer no assurance that we will be successful. In addition, while our insurance carriers have acknowledged coverage in two of the cases, a loss of any litigation could adversely impact our financial condition, results of operations and cash flows and could damage our business reputation.

Errors or omissions in the services we provide our clients may result in liabilities which could have a material adverse effect on our business and reputation.

       We market, design and administer sophisticated financial products and we provide accounting, actuarial and other professional services in connection with marketing, designing and administering these programs. Our clients rely upon the services and interpretations rendered by our employees. To the extent any services or interpretations provided by our employees prove to be inaccurate, we may be liable for the damages, and such liability, to the extent not covered by existing insurance, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our information processing systems.

       Our ability to provide administrative services depends on our capacity to store, retrieve, process and manage significant databases and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot assure you that such insurance or services will continue to be available at reasonable prices, cover all such losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide services.

Risks related to our common stock

The trading price of our common stock may be subject to significant fluctuations.

       The trading price of our common stock could fluctuate significantly in response to variations in our operating results, changes in earnings estimates, changes in our business and changes in general market or economic conditions. In addition, in recent years the stock market has experienced significant price and volume fluctuations. Such market fluctuations could result in a sharp decline in the trading price of our common stock and the value of your investment.

The issuance of additional stock will dilute other stockholders.

       We have an aggregate of 536,486 shares of common stock authorized but unissued and not reserved for specific purposes. We may issue all of these shares without any action or approval by our stockholders. As of December 31, 2001, we had an aggregate of 2,008,477 unissued shares reserved for issuance under our employee and director incentive and compensation plans. In addition, 93,799 shares are reserved for issuance pursuant to outstanding options which were not granted pursuant to our incentive and compensation plans and 771,229 shares (based on the December 31, 2001 closing price of $25.23 per share) are subject to issuance as contingent payments in connection with our recent acquisitions if stipulated revenue and/or financial targets are achieved. We intend to continue to actively pursue acquisitions of competitors and related businesses and may issue shares of common stock in connection with those acquisitions. Any shares issued in connection with our acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by existing stockholders.

Existing stockholders can sell a substantial number of their shares in the public market which could depress our stock price.

       Sales of a substantial number of shares of our common stock in the open market, or the perception that such sales could occur, could adversely affect the trading price of our common stock. Mr. Wamberg holds 1,936,580 shares as of December 31, 2001, representing approximately 11.7% of the outstanding shares of common stock and institutional investors (which hold in excess of 5% of our outstanding shares) hold 5,480,054 shares, representing approximately 33.2% of the outstanding shares of common stock. A decision by Mr. Wamberg or the other stockholders to sell shares of our common stock could adversely affect the trading price of our common stock.

Delaware law and our charter documents could prevent an unsolicited takeover.

       Delaware law, as well as provisions of our certificate of incorporation and bylaws, could discourage unsolicited proposals to acquire us, even though such a proposal may be beneficial to stockholders. These provisions include a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms, our board’s authority to issue shares of preferred stock without stockholder approval, and Delaware law restrictions on many business combinations and prohibitions on removing directors serving on a staggered board for any reason other than “for cause.”

       In addition, we have adopted a stockholder rights plan that could further discourage attempts to acquire control of us. These provisions of our certificate of incorporation, bylaws and Delaware law could discourage tender offers or other transactions that might otherwise result in your receiving a premium over the market price for our common stock.

We do not plan to pay dividends.

       We intend to retain any future earnings to fund growth and do not anticipate paying any cash dividends in the foreseeable future. See "Dividend Policy" in Item 5 below.

ITEM 2. PROPERTIES

        The following table sets forth information with respect to the principal facilities used in our operations, all of which are leased.

                                                               Current
                                                               monthly       Square
Group-location                                                  rent         footage         Lease expires

Compensation Resource Group--
Dallas, Texas...................................................$70,417       50,000            April 2009
      Bethesda, Maryland.........................................21,179        8,519             July 2007
      Phoenix, Arizona............................................3,427        2,056            March 2004
      Los Angeles, California....................................55,970       37,313             June 2010
      Cleveland, Ohio.............................................5,831        3,049             June 2002
      Atlanta, Georgia............................................4,498        2,399         December 2002
      Chicago, Illinois...........................................7,895        4,734             June 2004
      Bedminster, New Jersey......................................6,063        3,000        September 2008
      Berkeley, California.......................................16,997        5,483            April 2006
      Walnut Creek, California...................................10,056        2,366            April 2006
      Waltham, Massachusetts......................................6,507        2,440         November 2004

Banking Practice--
      Bloomington, Minnesota....................................$62,252       31,611        September 2005
      North Barrington, Illinois.................................12,521        9,391         February 2009
      Frisco, Texas..............................................11,054        6,034         February 2005
      5 Regional Offices.........................................11,090        5,855               Various

Healthcare Group--
      Minneapolis, Minnesota....................................$78,560       44,861          January 2003
      St. Louis, Missouri.........................................7,394        3,400         December 2002
      Independence, Missouri.....................................20,370       15,248         December 2002
      Burnsville, Minnesota.......................................1,050        1,050          October 2003
      Flemington, New Jersey........................................840          400          October 2002

Compensation Consulting Group--
      New York, New York........................................$79,271       19,000              May 2010
      Marlboro, Massachusetts....................................24,615       15,284             July 2005
Corporate office--North Barrington, Illinois......................9,167        6,875         February 2009

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations under agreements with our consultants. The following is a summary of the current material legal proceedings pending against us.

Constellation Energy Group, Inc. and Baltimore Gas and Electric Company, et al. v. Clark/Bardes, Inc. and New York Life Insurance and Annuity Corporation.

        On July 25, 2000, Constellation Energy Group, Inc. (“Constellation”) and related entities filed a civil action against us in the U.S. District Court for the District of Maryland. On September 14, 2001, Constellation amended its complaint and added New York Life Insurance and Annuity Corporation as a defendant. Constellation claims that we failed to take proper action in connection with the administration of an employee benefit life insurance program, resulting in claimed damages of $7.5 million and pre-judgment interest, post-judgment interest, costs and expenses.

        We believe we have meritorious defenses to these claims, intend to deny all allegations and to vigorously defend these claims. Our insurance carrier has acknowledged certain coverage in the event we do not prevail.

Madge A. Kunkel, individually and as Personal Representative of the Estate of Donald B. Kunkel, M.D., deceased vs. Banner Health System, et al.

        On February 2, 2001, an action was commenced in the Superior Court of Maricopa County, Arizona against various defendants including our Healthcare Group. Ms. Kunkel alleges that her deceased husband was entitled to a life insurance policy in the face amount of $525,000 to be issued by the defendant insurance company under a split dollar life insurance plan sponsored by his defendant employer which was administered by our Healthcare Group. According to the complaint, Dr. Kunkel died before the initial premium was paid by his employer and before the policy was issued. The matter has been submitted to our insurance carriers. We believe we have meritorious defenses to this claim and we intend to vigorously defend the matter.

Frieda Shuster, et al. v. Hyder Mirza, et al. including Clark/Bardes, Inc.

        On May 30, 2001, we were named a defendant in a lawsuit filed in the District Court of LaSalle County, Texas alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified.

        We deny any and all claims and allegations in this action and intend to vigorously defend this matter. The matter is covered by our existing insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock was traded on the Nasdaq National Market under the symbol CLKB through March 6, 2002. Our common stock began trading on the New York Stock Exchange under the symbol CBC on March 7, 2002 and was no longer quoted on the Nasdaq National Market from that date.

        The following table sets forth for the periods indicated the high and low closing prices for our common stock, as reported on the Nasdaq National Market.

                                                                                High            Low

Year ended December 31, 2000:
First Quarter...................................................................17.25         13.69
Second Quarter..................................................................16.81         13.44
Third Quarter...................................................................17.50          9.69
Fourth Quarter..................................................................12.63          9.50

Year ended December 31, 2001:
First Quarter...................................................................12.13          8.00
Second Quarter..................................................................24.13          8.50
Third Quarter...................................................................30.51         17.91
Fourth Quarter..................................................................26.07         19.00

First Quarter to March 5, 2002..................................................27.50         22.49

        The closing price of our common stock on March 6, 2002, as reported on the Nasdaq National Market, was $25.57 per share. As of March 5, 2002, we had 16,541,111 outstanding shares of common stock and approximately 700 stockholders of record, which does not include shares held in securities position listings.

Dividend policy

        We intend to retain future earnings to fund growth and do not plan to pay any cash dividends in the foreseeable future. Under the terms of our credit agreement with Bank One, as lead agent in a five bank lending group, we cannot declare or pay dividends or return capital to our stockholders, nor can we authorize or make any other distribution, payment or delivery of property or cash to our stockholders, unless the bank group gives its prior written consent.

Recent Sales of Unregistered Securities

        On September 4, 2001, we issued 39,558 shares of our common stock as part of the purchase price for the acquisition of Lyons Compensation & Benefits. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $1,000,000 and constituted 16.7% of the purchase price paid at closing.

ITEM 6. SELECTED FINANCIAL DATA

        The following historical information should be read in conjunction with information included elsewhere herein, including the financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                    2001(1)     2000(4)      1999(8)     1998(9)    1997(12)
                                                 ----------- ----------- ------------ ----------- -----------
                                                 ----------- ----------- ------------ ----------- -----------

                  Statement of Operations
                  Total Revenue                    $230,691    $147,613     $120,760     $74,766     $49,455
                  Commission and Fee Expense         84,002      50,804       53,108      46,111      32,439
                                                 ----------- ----------- ------------ ----------- -----------
                                                 ----------- ----------- ------------ ----------- -----------
                            Gross Profit            146,689      96,809       67,652      28,655      17,016
                                                 ----------- ----------- ------------ ----------- -----------
                                                 ----------- ----------- ------------ ----------- -----------
                  Operating Expenses
                    General and Administrative      101,252      68,189       45,153      19,616      11,504
                    Amortization of Intangibles      11,560       7,138        4,370       1,232         295
                    Unusual items(2)(5)(9)            2,070         518           --       4,800          --
                                                 ----------- ----------- ------------ ----------- -----------
                                                 ----------- ----------- ------------ ----------- -----------
                  Income from Operations             31,807      20,964       18,129       3,007       5,217
                  Non-operating Income(6)(7)             98       1,001           --          --          --
                  Interest
                    Income                              551         278          329         565         189
                    Expense                         (5,738)     (4,970)      (3,548)     (3,166)     (1,112)
                    Settlement    of   interest     (1,981)          --           --          --          --
                  swap (3)
                                                 ----------- ----------- ------------ ----------- -----------
                                                 ----------- ----------- ------------ ----------- -----------
                  Income Before Taxes                24,737      17,273       14,910         406       4,294
                  Income Taxes(11)                    8,725       5,825        6,079         817          60
                                                 ----------- ----------- ------------ ----------- -----------
                                                 ----------- ----------- ------------ ----------- -----------
                            Net Income (Loss)       $16,012     $11,448       $8,831      $(411)      $4,234
                                                 =========== =========== ============ =========== ===========
                                                 =========== =========== ============ =========== ===========
                  Basic Net Income (Loss) per
                    Common Share:
                    Net Income (Loss)                 $1.22       $1.07        $0.97     $(0.08)       $1.03
                    Weighted Average Shares      13,162,899  10,744,718    9,077,775   5,006,009   4,119,387
                  Diluted Net Income (Loss) per
                    Common Share:
                    Net Income (Loss)                 $1.18       $1.05        $0.95     $(0.08)       $0.99
                    Weighted Average Shares      13,575,830  10,880,093    9,328,939   5,006,009   4,398,593
                  Dividends per Common share             $--         $--          $--         $--      $1.32
                  Balance Sheet
                  Cash and Cash Equivalents         $10,207      $7,598       $4,832     $12,102      $3,783
                  Intangible Assets-- Net           187,728     165,373       94,991      45,209      24,089
                  Total Assets                      269,931     219,855      125,524      67,493      36,901
                  Debt:
                    Current                           1,046      11,968        7,252       4,344       4,325
                    Long Term                         6,079      52,605       35,473      24,713      32,838
                  Total Liabilities                  73,739     107,297       63,156      37,795      42,581
                  Stockholders' Equity
                    (Deficit)(13)                   196,192     112,558       62,368      29,698     (5,680)
  Includes the results of operations attributable to the acquisition of:
    Rich Florin/Solutions, Inc. (f.d.b.a Executive Alliance) as of March 12, 2001
    Partners First as of March 23, 2001
    Management Science Associates, Inc. as of July 24, 2001
    Lyons Compensation & Benefits, LLC as of August 31, 2001
    Coates Kenney as of December 26, 2001
  In 2001, we incurred an unusual operating expense of $2.1 million in connection with the writedown of assets acquired from Insurance Alliances Group.
  In 2001, we paid off our bank debt with the proceeds of the secondary offering. Since we were unable to continue our hedging program, we incurred $2.0 million of interest expense related to our interest rate swaps.
  Includes the results of operations attributable to the acquisition of:
    Christiansen & Associates as of January 1, 2000
    The Watson Company as of February 1, 2000
    Insurance Alliances Group as of May 5, 2000
    W.M. Sheehan & Company, Inc. as of June 13, 2000
    Pearl Meyer & Partners, Inc. as of June 21, 2000
    Compensation Resource Group as of September 6, 2000
    Forrest, Wagner & Associates as of October 23, 2000
  In 2000, we incurred an unusual operating expense of $518,000 in connection with the integration of our acquisition of Compensation Resource Group.
  In 2001, non-operating income includes $191,000 of life insurance proceeds as a result of the death of an executive and $93,000 on the loss of sale of fixed assets.
  In 2000, we received $1.0 million of life insurance proceeds as the result of the death of a sales consultant.
  Includes the results of operations attributable to the acquisition of:
    National Institute for Community Banking as of January 1, 1999
    Management Compensation Group/Healthcare as of April 1, 1999
    The Wamberg Organization as of September 1, 1999
    Banking Consultants of America as of October 1, 1999
  Includes the results of operations attributable to the acquisition of:
    Schoenke & Associates as of September 1, 1998
    Wiedemann & Johnson as of November 1, 1998
  We accrued $4.8 million in July 1998 for the fair value of put warrants which represented 1,525,424 shares of common stock.
  For periods prior to July 31, 1998, income tax expense reflects the liability for state income taxes only. No provision for federal income taxes had been made prior to July 31, 1998 because we had elected to be treated as an S corporation for federal income tax purposes.
  Includes the results of operations attributable to the acquisition of Bank Compensation Strategies for the period beginning September 1, 1997, the effective date.
  The deficit in stockholders' equity in 1997 resulted from our predecessor company's repurchase of 3.1 million shares of its common stock for total consideration of approximately $9.5 million, and distributions totaling $4.3 million to stockholders.

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

Overview

        Our net income for 2001 of $16.0 million and $1.18 per diluted common share was the best in our history representing a 39.9% increase over comparable net income of $11.4 million and a 12.4% improvement over diluted earnings per share of $1.05 for the year 2000. We sold substantially all the assets of Insurance Alliances Group in September 2001 and in 2001 wrote off approximately $2.1 million relating to the carrying value of the goodwill and inforce revenue intangible assets arising from this acquisition that was considered not recoverable. We recorded interest expense of approximately $2.0 million as a result of the interest rate swap settlements since we were unable to continue with our hedging program due to the pay off of the bank debt with the proceeds from our secondary offering.

Year ended December 31, 2001 compared to year ended December 31, 2000

        Revenue. For the year ended December 31, 2001, our total revenue was $230.7 million, an increase of 56.3% over $147.6 million for the year ended December 31, 2000. This increase was attributable primarily to a full year's results for Compensation Resource Group (full twelve months compared to four months in 2000) and Pearl Meyer (full twelve months compared to six months in 2000), and the addition of Rich Florin/Solutions Inc (f.d.b.a. Executive Alliance) in March 2001. In addition, we had strong sales results in the corporate and community banking markets in 2001.

        Gross Profit. Gross profit for 2001 was $146.7 million, a 51.5% increase over $96.8 million for 2000. Gross profit margin for 2001 and 2000 was 63.6% and 65.6%, respectively. Gross profit margin was negatively impacted by more sales in 2001 that were generated by independent consultants who typically are paid higher commissions. However, this was partially offset by the larger percentage of total sales in 2001 generated by our compensation consulting group which had a positive impact on our gross profit margin. We expect a continued improvement in our gross profit margins in future years from the increasing compensation consulting revenue and expected stronger sales results from our employee consultants.

        General and administrative expense. General and administrative expense was $101.3 million or 43.9% of revenue in 2001 compared to $68.2 million or 46.2% of revenue in 2000. The increase can be primarily attributed to the full year results of Compensation Resource Group, Pearl Meyer and the 5 acquisitions completed in 2001. As a percentage of revenue, it has declined from 46.2% to 43.9% due to integration activities at the groups and spreading of fixed costs over a larger revenue base.

        During 2001, corporate general and adminstrative expense was $11.7 million. Total expenses for 2000 were $9.1 million. This increase over prior year can be attributed primarily to more expenses related to the start up of the reinsurance business and larger bonuses in 2001 as a result of our performance.

        Amortization. Amortization was $11.6 million in 2001 or 62.0% higher than the $7.1 million in 2000. This is a result of a full year's amortization cost for Compensation Resource Group and Pearl Meyer. As a result of new accounting rules outlined in FAS 142 which are effective January 1, 2002, goodwill will no longer be amortized. Approximately $4.0 million of the amortization in 2001 related to goodwill.

        Interest expense - net. Net interest expense excluding the interest expense for the settlement of an interest rate swap was $5.2 million in 2001 compared to $4.7 million in the prior year. We had additional borrowings of $20.0 million during the year to fund our acquisitions. Our longterm bank debt was paid off with the proceeds from our secondary offering in November 2001.

        Income taxes. Income taxes in 2001 were $8.7 million which resulted in an effective tax rate of 35.3% compared with $5.8 million or an effective tax rate of 33.7% in 2000. We received a refund for prior year's taxes of approximately $1.7 million during the year which reduced our rate for the 2001 tax year. In 2000, we received a state tax refund of $500,000 and non-taxable life insurance proceeds of $1.0 million which lowered our effective tax rate in that year.

        Net income. Net income of $16.0 million in 2001 represented a $4.6 million, or 39.9% increase over 2000. On a diluted per share basis, earnings of $1.18 were $0.13, or 12.4%, over 2000.

Year ended December 31, 2000 compared to year ended December 31, 1999

        Revenue. For the year ended December 31, 2000, our total revenue was $147.6 million, an increase of 22.2% over $120.8 million for the year ended December 31, 1999. This increase in total revenue was attributable primarily to significant increases in first year commission revenue from business-owned life insurance and our acquisitions of Compensation Resource Group and Pearl Meyer in 2000. Revenue also benefited from the inclusion of the Healthcare Group for a full twelve months compared with nine months in 1999.

        Gross profit. Gross profit for 2000 was $96.8 million, a 43.1% increase over $67.7 million for 1999. Gross profit margin for 2000 and 1999 was 65.6% and 56.0%, respectively, reflecting the reduction of commissions paid on business generated by The Wamberg Organization, our largest independent consultant which we acquired in September 1999.

        General and administrative expense. General and administrative expense was $68.2 million, an increase of $23.0 million, or 51.0%, over 1999. General and administrative expense increased due to the natural increase in expenses required to support increased revenue and operations, the inclusion of our Healthcare Group and other acquisitions for a full year and higher corporate general and administrative expense.

        During 2000, corporate general and administrative expense was $9.1 million, including $518,000 of reorganization expenses and $500,000 of legal expenses relating to acquisitions that were not consummated. Results also include the net loss of $603,000 from Insurance Alliance Group operations. Excluding this component, corporate general and administrative expense would have been $8.5 million for 2000. Total expenses for 1999, the year our corporate office was established in North Barrington, were $5.9 million.

        Amortization. Amortization of intangibles increased $2.8 million or 63.3% over 1999. The entire amount is attributable to companies acquired in 2000 and the full year's effect of companies acquired in 1999.

        Interest expense--net. Net interest expense was $4.7 million in 2000, a 45.8% increase from the $3.2 million net interest expense in 1999. This was due to a $21.8 million increase in our net borrowings in 2000.

        Non-operating income. In the fourth quarter of 2000, we received $1.0 million of life insurance proceeds as a result of the death of one of our employees. This one time credit increased net income for 2000 by approximately $0.09 per share.

        Income taxes. Income taxes in 2000 were $5.8 million which resulted in an effective tax rate of 33.7% compared with $6.1 million or an effective tax rate of 40.8% in 1999. Tax expense in 2000 was reduced by the receipt of $500,000 of state tax refunds--a direct reduction of our state income tax expense and the receipt of $1.0 million of non-taxable life insurance proceeds as a result of the death of one of our employees.

        Net income. Net income of $11.4 million in 2000 represented a $2.6 million, or 29.6% increase over 1999. On a diluted per share basis, earnings of $1.05 were $0.10, or 10.5%, over 1999.

Acquisitions

        Our acquisition program continues to remain broadly focused on adding new markets or expanding those in which we already have a presence. We feel we furthered this objective in 2001 by acquiring Rich, Florin/Solutions, Inc. (f.d.b.a. Executive Alliance), a technical and middle management compensation consulting firm, during the first quarter; and Management Science Associates, Inc., a consultant to the healthcare industry, in the third quarter, along with three other acquisitions in 2001.

        The companies we acquire are typically privately owned and structured as S corporations with the income taxed directly to the shareholders. Our evaluation focus is on the quality of the management and future earnings and growth potential of the target company. In several of our acquisitions, we also acquire the financial value embedded in a book of recurring renewal business that is expected to be realized for many years after the acquisition takes place. We typically structure a majority of the purchase price in cash. We acquire little in the way of tangible assets, thus creating a substantial amount of intangible assets on our balance sheet.

        Up until now, our future renewal revenue stream has been the source of collateral for our acquisition line of credit. As we acquire more businesses that do not have this attribute, this may limit our future borrowing availability.

        On March 12, 2001, we acquired the business along with certain assets and liabilities of Rich, Florin/Solutions, Inc. (f.d.b.a. Executive Alliance), a Boston, Massachusetts compensation consulting company. This acquisition created a new operating segment for the company - Rewards and Performance (previously known as Corporate Practice.) The net assets acquired were approximately $1.8 million. The purchase price was $20.8 million; before expenses, consisting of a cash payment at closing of $11.3 million and $9.5 million of contingent payments over the next four years based on the attainment of established financial performance criteria. When earned, the contingent payments will consist of 60% cash and 40% in our common stock. The transaction was funded from our existing line of credit. The initial goodwill of approximately $9.4 million was being amortized over twenty years. Goodwill amortization ceased on December 31, 2001 under new accounting rules.

        On August 31, 2001, we acquired the business and certain assets and assumed certain liabilities of Lyons Compensation and Benefits, LLC. This acquisition added several new clients and inforce revenues and strengthened the presence in the Northeast region of the United States for our CRG operating segment.

        On September 6, 2000, we acquired all the issued and outstanding capital stock of Compensation Resource Group ("CRG") for a total purchase price of $30.5 million consisting of the following: a cash payment to the CRG selling shareholders of $11.4 million, the issuance of 596,463 shares of our common stock, having an aggregate value of $6.1 million based on the closing price on September 5, 2000, and the repayment of approximately $13.0 million of CRG's long-term debt. Acquisition expenses were $735,000 and are not included in the purchase price above. The cash portion of the purchase price was borrowed under our acquisition and working capital credit facility. The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the present value of in-force revenue and amortized over a period of thirty years and $11.6 million allocated to goodwill which will be amortized over twenty years. The goodwill allocation includes $7.1 million of net deferred tax liabilities arising from the portion of the purchase price that will not be deductible for federal income tax purposes. Goodwill amortization ceased on December 31, 2001 under new accounting rules.

        CRG is an executive compensation and benefits organization that provides the design, marketing and administration of non-qualified benefit plans. CRG is headquartered in Los Angeles, California and has affiliated offices in seven other cities. Prior to the acquisition, we had no material relationship with CRG.

        Coincident with this acquisition, we entered into a bonus arrangement for certain key executives and employees of CRG. This arrangement will provide for the payment of bonuses of up to $20 million if certain stipulated financial objectives are achieved during the years ended December 31, 2003 to 2005. The division president has the opportunity to earn up to $3.5 million in bonuses through 2003 based on certain financial objectives as outlined in the employment agreement.

        The unaudited financial information below presents our results and CRG as if the acquisition had occurred on January 1, 1999.

                                                                     Year Ended December 31,
                                                                     -------------------------
                                                                     ------------ ------------
                                                                        2000         1999
                                      Pro Forma
                                        Revenue                         $181,787     $148,487
                                        Net income                         9,500        5,957
                                        Diluted earnings per share          0.84         0.60

        On June 21, 2000, we acquired all of the capital stock of Pearl Meyer & Partners, Inc. for a total purchase price of $25.9 million, excluding expenses. The purchase price consisted of a cash payment of $21.9 million and the issuance of 250,000 shares of our common stock with a value of $4.0 million. Acquisition expenses were $720,000. The cash portion of the purchase price was borrowed under our line of credit. For income tax purposes, Pearl Meyer & Partners was an S corporation; consequently the net income was passed on to the shareholders and no taxes were paid by us.

        Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became our fourth operating segment. Prior to the acquisition, there was no material relationship with Pearl Meyer.

        The acquisition has been accounted for as a purchase and goodwill of $23.5 million was being amortized over a twenty-year period. Goodwill amortization ceased on December 31, 2001 under new accounting rules.

        The unaudited pro forma information below presents the results of Pearl Meyer & Partners and ourselves as if the acquisition had occurred on January 1, 1999.

                                                                      Year Ended December 31,
                                                                      -------------------------
                                                                      ------------ ------------
                                                                         2000         1999
                                    Pro forma
                                      Revenue                            $154,557     $133,339
                                      Net income                           12,143        7,562
                                      Diluted earnings per share             1.10         0.79

Recent Developments

        On March 7, 2002, our stock which was previously traded on the NASDAQ under the symbol of CLKB, began trading on the New York Stock Exchange under the symbol of CBC.

        On February 26, 2002, we announced the signing of a letter of intent to purchase Comiskey Kaufman, Inc. Comiskey Kaufman is a Houston, Texas based provider of executive benefits consulting for major companies in the Southwest, primarily in Texas. Consummation of the purchase is subject to the approval of both companies’ Boards of Directors, our lending banks and the satisfactory completion of financial and business due diligence.

        On February 25, 2002, we announced the purchase of the Federal Policy Group of PricewaterhouseCoopers based in Washington, D.C. Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations and other businesses before the government on legislative and regulatory policy matters. The purchase price was $11.0 million before expenses consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments consisting of cash and stock over the next 4 years based upon attainments of established performance criteria.

        Clark/Bardes Reinsurance Company, Ltd. (CBRCL), a wholly owned subsidiary of Clark/Bardes, Inc., was incorporated in the Cayman Islands with Limited Liability effective December 13, 2001. CBRCL was formed in order to increase and diversify our earnings stream by participating in the underwriting profits of the insurance business produced by its various operating segments. The Governor In Council granted approval on December 19, 2001 for the issue of an unrestricted Class “B” insurer’s license to CBRCL, subject to the receipt and approval by the Cayman Monetary Authority of certain outstanding requirements of the Law. As of December 31, 2001, CBRCL had not yet been capitalized nor had it begun its reinsurance operations. The insurance license for CBRCL has been issued and is effective as of February 1, 2002.

Secondary Offering

On November 21 and 30, 2001, we sold 3,693,750 shares of common stock at a price of $19 per share. The entire amount of the proceeds received of $66.0 million was used to repay bank debt.

Tax Enforcement Policy

        Last year, we had reported that the Tax Court had found in favor of the Internal Revenue Service in their efforts to disallow an interest deduction by a company having purchased an executive benefit program funded by a life insurance product known as leveraged COLI. Since then, the IRS has continued to litigate the matter with other companies and has prevailed on three more cases. We have not offered leveraged COLI in our product offerings since 1995. Consequently, we do not expect any adverse effects on our future new business revenue stream. However, because of the varied facts and circumstances surrounding each case, it is impossible to determine the effects of any case on a client’s decision to continue or surrender any existing policy. Because of the number of other variables, including adverse tax implications resulting from a surrender of the insurance contracts, it is impossible to predict the ultimate effect, if any, this could have on our future renewal revenues.

        In January 2001, the Treasury Department and the Internal Revenue Service served notice on taxpayers of their intent to consider taxing the equity increase in what are known as “equity split dollar” arrangements, to the individual beneficiary of the coverage. Heretofore, the individual did not sustain a tax liability until the policy was closed and the equity distributed. The implementation of this notice may have a negative impact on our ability to market new equity split dollar arrangements and could potentially affect existing split dollar arrangements.

Revenue Sources and Recognition

        Our operating units derive their revenue primarily from commissions paid by the insurance companies that underwrite the policies underlying the various benefit programs, program design and administrative service fees paid by clients, and executive compensation and benefit consulting fees.

        Our commission revenue is usually long term and recurring, is typically paid annually and extend for a period of ten years or more after the sale. Commissions paid by insurance companies vary by policy and by program and usually represent a percentage of the premium or the cash surrender value of the insurance policies underlying our program.

  First Year Revenue. First year revenue is derived from two principal sources; (a) the commission we earn when the client first purchases the policies underlying the program. It is the financial result of our sales efforts. First year revenue is recognized in the amount due or paid by the carrier at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the initial premium payments are paid by the client to the insurance company; and (b) fees for the services we perform in advising our clients on their executive compensation programs. These fees are based on a rate per hour arrangement and are earned when the service is rendered and billed to the client.
  Renewal Commission Revenue. Renewal revenue is the commission we receive based on the premiums on the policies underlying the benefit programs we have sold in prior periods. Renewal revenue is recognized on the date that the renewal premium is due or paid to the insurance company depending on the type of policy. Renewal revenue in future periods, which is not recorded on our balance sheet, is estimated to be approximately $366.1 million over the next five years. However, renewal revenue can be affected by policy surrenders or exchanges, material contract changes, asset growth and case mortality rates. Over the last five years, we have experienced a persistency rate of approximately 95% of the inforce insurance underlying our programs. However, we can give no assurances that our persistency rate will remain at this level. We intend to do all we can to retain our clients, service their accounts and sustain our persistency.
  Other Revenue. Other revenue consists of several sources of revenue associated with our operations, including various consulting fees we may charge incident to the studies we perform in the development of a specific benefit program and fees we charge our clients for the administration of their benefit program. Both of these fees are recorded as revenue as they are earned in accordance with the governing agreement.

Other Significant Accounting Policies

Intangible assets

        We have intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Intangible assets consist of the net present value of future cash flows from existing business at the acquisition date, non-compete agreements with the former owners and goodwill. The amortization periods for the non-compete agreements are 5 years and 10 years. The net present value of inforce revenue is amortized over 20 to 30 years (the expected average policy duration). There are certain assumptions related to persistency, expenses, and discount rates that are used in the calculation of inforce revenue. If any of these assumptions change, it could effect the carrying value of the inforce revenue. Under accounting rules, we periodically review and test the recoverability of these assets.

Related party transactions

        In connection with the acquisition of the Wamberg Organization in September 1999, the asset purchase agreement provided for additional payments to W.T. Wamberg, our chief executive officer and previous owner of the Wamberg Organization, upon attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002. As of December 31, 2001, the financial objectives for those years have been met and a total cash payment of $8.3 million was made to W. T. Wamberg and recorded as additional purchase price. The Board of Directors has approved the distribution of The Wamberg Organization earnout payment prior to the date we are obligated to distribute the proceeds. The earnout target has been achieved and the payment will be made but discounted for the time value of money. $3.5 million was accrued for this payment in the consolidated financial statements at December 31, 2001.

        We lease 16,266 square feet of office space controlled by Mr. Wamberg for an annual rental of approximately $260,000, under a lease expiring on February 21, 2009.

        We funded our deferred compensation plan at year-end with an insurance policy under which we recognized revenue of $560,000 as stated in our revenue recognition policy. The employment agreement with one of our division presidents was revised in December 2001 to change bonuses for key performance measures. No cash payments were made in December 2001, however $250,000 was accrued as the amount that has been earned to date under the new agreement.

        During 2001, we paid William Seidman, a member of our Board of Directors, $75,000 for services in connection with the evaluation of a potential acquisition target.

        Our Chairman and Chief Executive officer, Tom Wamberg and Richard Chapman, Executive Vice-President of Clark/Bardes, Inc. and President of the Banking Practice, have collectively invested $1 million in a company which George Dalton, a member of our Board of Directors is founder and majority shareholder.

        William Archer, a member of our Board of Directors since February 2001, is a senior policy advisor at Pricewaterhouse Coopers LLP. We previously engaged Pricewaterhouse Coopers LLP to perform various consulting related to the installation of our wide area network and a knowledge management system at one of our compensation consulting practices. During 2001, we paid approximately $726,000 to Pricewaterhouse Coopers LLP for these services.

        Fox-Pitt Kelton, co-manager of our November 2001 secondary offering owns Conning Capital Partners. Steve Piaker, a member of our Board of Directors, is a partner with Conning Capital Partners.

Quarterly Results

        Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis. We can experience large increases in revenue in the first and fourth quarter and operating results may be affected by a number of other factors, including new or enhanced programs and services by us or our competitors and client acceptance or rejection of these programs, program development expenses, competitive, legislative and regulatory changes and general economic conditions. Many of these factors are beyond our control. Sales cycles often take between twelve to eighteen months, with a significant amount of revenue that can come from a few large cases. Our revenue is thus difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period.

        The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

                                    Dec.       Sept.       June        Mar.       Dec.       Sept.       June        Mar.
                                    2001        2001       2001        2001       2000        2000       2000        2000
       Revenue                      $77,264     $43,922    $43,468     $66,037    $57,457     $34,645    $24,364     $31,147
         % of annual                  33.5%       19.1%      18.8%       28.6%      38.9%       23.5%      16.5%       21.1%

       Gross profit                  47,260      29,950     30,398      39,081     37,322      22,888     16,336      20,263
         Ratio                        61.2%       68.2%      69.9%       59.2%      65.0%       66.1%      67.0%       65.1%
       Operating expenses            27,932      24,053     24,617      24,650     21,705      17,875     14,114      15,013
       Amortization                   2,934       2,887      2,940       2,799      2,540       1,933      1,329       1,335
       Operating income(1)           14,324       3,010      2,841      11,632     13,076       3,080        893       3,915

         % of revenue                 18.5%        6.9%       6.5%       17.6%      22.8%        8.9%       3.7%       12.6%
         % of gross profit            30.3%       10.1%       9.3%       29.8%      35.0%       13.5%       5.5%       19.3%

       Non-operating (expense)
       income                          (21)           -       (72)         191      1,001           -          -           -
       Interest  expense --  net      3,224       1,206      1,447       1,291      1,587       1,407        847         851
       (2)
       Income taxes                   3,946          39        422       4,318      4,151         514      (113)       1,273
       Net income                    $7,133      $1,765       $900      $6,214     $8,339      $1,159       $159      $1,791

       Per diluted common share       $0.48       $0.13      $0.07       $0.49      $0.65       $0.11      $0.02       $0.18

    (1) In the fourth  quarter of 2001, we incurred an unusual  operating  expense of $2.1 million in connection  with the writedown of assets acquired from Insurance Alliances Group.

    (2)  As we paid off the bank debt during the fourth quarter of 2001, we were unable to continue our hedging program and incurred
    $2.0 million of interest expense related to our interest rate swaps.

Segment Results

        The following analyses depict the results of each of our operating segments on a stand-alone basis. No allocation of corporate overhead or interest has been made.

Compensation Resource Group

                                                            Operating Results

                                                     ---------------------------------
                                                         Year Ended December 31,
                                                     ---------------------------------
                                                       2001        2000       1999
                       Revenue
                         First year                    $42,117     $21,376     $7,884
                         Renewal                        51,674      25,766     24,537
                                                     ---------- ----------- ----------
                                                     ---------- ----------- ----------
                                 Total                  93,791      47,142     32,421
                       Commission expense               47,650      20,474     14,023
                                                     ---------- ----------- ----------
                                                     ---------- ----------- ----------
                       Gross profit                     46,141      26,668     18,398
                                 % of revenue            49.2%       56.6%      56.7%
                                                     ---------- ----------- ----------
                                                     ---------- ----------- ----------
                         General and administrative     28,915      15,791      9,866
                                 % of revenue            30.8%       33.5%      30.4%
                         Amortization            of      5,703       1,946        951
                       intangibles
                                                     ---------- ----------- ----------
                                                     ---------- ----------- ----------
                                 Total                  34,618      17,737     10,817
                       Operating income                $11,523      $8,931     $7,581
                                                     ========== =========== ==========
                                                     ========== =========== ==========
                                 % of revenue            12.3%       18.9%      23.4%

        Formerly our Clark/Bardes segment, the segment now consists of the original core business as well as the Schoenke, Wiedemann & Johnson, Wamberg Organization, and Compensation Resource Group acquisitions. The segment was reorganized with the acquisition of Compensation Resource Group and renamed Clark/Bardes Consulting — Compensation Resource Group.

        In order to streamline the focus of the segment, the bank owned life insurance business of this segment was transferred to the Banking Practice, effective January 1, 2001 and the Clark/Bardes Consulting Compensation Resource Group segment will concentrate on non-qualified executive benefit plans.

        Revenue was $93.8 million for 2001 compared to $47.1 million for 2000. This increase of $46.6 million is primarily attributed to a full year of results in 2001 for Compensation Resource Group (full twelve months in 2001 versus 4 months in 2000) and strong first quarter sales. Gross profit as a percentage of revenue declined from 56.6% in 2000 to 49.2% in 2001 due to more sales being generated by senior consultants who are generally paid a higher commission expense. General and administrative expenses increased 83.1% over 2000. This is primarily attributed to a full year of expenses in 2001 for Compensation Resource Group (full twelve months in 2001 versus 4 months in 2000.) Operating income as percentage of revenue declined from 18.9% in 2000 to 12.3% in 2001 as a result of the higher commission expense mentioned above and a full year of amortization expense.

Banking Practice

                                                                  Operating Results

                                                               Year Ended December 31,
                                                           ---------------------------------
                                                             2001       2000        1999
                             Revenue
                               First year                    $55,797    $38,835     $47,204
                               Renewal                        35,964     32,783      24,687
                                                           ---------- ---------- -----------
                                                           ---------- ---------- -----------
                                       Total                  91,761     71,618      71,891
                             Commission expense               33,356     27,465      37,192
                                                           ---------- ---------- -----------
                                                           ---------- ---------- -----------
                             Gross profit                     58,405     44,153      34,699
                                       % of revenue            63.6%      61.7%       48.3%
                               General and administrative     25,450     22,268      16,850
                                       % of revenue            27.7%      31.1%       23.4%
                               Amortization            of      1,690      2,625       2,059
                             intangibles
                                                           ---------- ---------- -----------
                                                           ---------- ---------- -----------
                                       Total                  27,140     24,893      18,909
                             Operating income                $31,265    $19,260     $15,790
                                                           ========== ========== ===========
                                                           ========== ========== ===========
                                       % of revenue            34.1%      26.9%       22.0%

        The major component of the Banking Practice is Bank Compensation Strategies and the BOLI business previously included in the CRG segment. Revenue increased 28.1% between 2001 and 2000 primarily due to strong first year sales in the community banking sector. Improvements in the gross profit percentage from 61.7% in 2000 to 63.6% in 2001 relates to more sales being generated by employee consultants who have a lower commission structure and stronger performances by Christiansen and NICB. General and administrative expense as a percentage of revenue was 27.7% in 2001 and 31.1% in 2000. This has improved as a result of consolidation of the majority of the banking business in Minneapolis.

Healthcare Group

                                                                       Operating Results

                                                                    Year Ended December 31,
                                                              -------------------------------------
                                                                 2001         2000        1999
                                 Revenue
                                   First year                     $20,065     $16,870      $12,516
                                   Renewal                          5,159       5,269        3,932
                                                              ------------ ----------- ------------
                                                              ------------ ----------- ------------
                                           Total                   25,224      22,139       16,448
                                 Commission expense                 2,996       2,811        1,893
                                                              ------------ ----------- ------------
                                                              ------------ ----------- ------------
                                 Gross profit                      22,228      19,328       14,555
                                  % of revenue                      88.1%       87.3%        88.5%
                                                              ------------ ----------- ------------
                                                              ------------ ----------- ------------
                                   General               and       21,180      16,932       12,571
                                 administrative
                                    % of revenue                    84.0%       76.5%        76.4%
                                   Amortization           of        2,382       1,795        1,361
                                 intangibles
                                                              ------------ ----------- ------------
                                                              ------------ ----------- ------------
                                           Total                   23,562      18,727       13,932
                                 Operating (loss) income         ($1,334)        $601         $623
                                                              ============ =========== ============
                                                              ============ =========== ============
                                           % of revenue            (5.3%)        2.7%         3.8%

        The Healthcare Group acquired Partners First in March 2001 and Management Science Associates (“MSA”) in July 2001. MSA contributed $4.1 million and $1.2 million of revenue and operating income, respectively, to the consolidated results of the Healthcare Group in 2001. We anticipate the MSA acquisition will provide cross selling opportunities within the Healthcare Group and throughout the Company going forward into 2002.

Compensation Consulting

                                                                       Operating Results

                                                                    Year Ended December 31,
                                                                   ---------------------------
                                                                       2001          2000

                                     Total revenue                      $19,915        $6,027
                                     Commission expense                      --            --
                                                                   ------------- -------------
                                                                   ------------- -------------
                                     Gross profit                        19,915         6,027
                                               % of revenue              100.0%        100.0%
                                                                   ------------- -------------
                                                                   ------------- -------------
                                       General and administrative        14,244         4,095
                                               % of revenue               71.5%         67.9%
                                       Amortization            of         1,570           626
                                     intangibles
                                                                   ------------- -------------
                                                                   ------------- -------------
                                               Total                     15,814         4,721
                                     Operating income                    $4,101        $1,306
                                                                   ============= =============
                                                                   ============= =============
                                               % of revenue               20.6%         21.7%

        Although other segments offer compensation consulting in connection with their benefit plan activities, the June 2000 acquisition of Pearl Meyer & Partners represented our major initiative into this vital and logical extension of our business. In 2001, we acquired Rich Florin/Solutions, Inc. (f.d.b.a. Executive Alliance) which helped us expand our compensation consulting services. The performance of compensation consulting was negatively impacted by the events of September 11, 2001 during the later half of third quarter and the beginning of fourth quarter.

Results Attributable to Acquisitions

        As an acquirer, our operating results are significantly influenced by the contributions of our acquired businesses. For reporting purposes, we consider the operating results from any business not appearing in four complete quarters as being from acquisitions. After that, they become part of existing business. Non-material acquisitions are not included in the acquisition column. An analysis of our operating results, separating acquisitions from existing business is as follows:

                                                 Year Ended                                        Year Ended
                                              December 31, 2001                                December 31, 2000
                                       Existing  Acquisitions   Combined                Existing  Acquisitions    Combined
         Revenue
           First year                  $128,477       $8,667    $137,144                 $68,484      $14,816      $83,300
           Renewal                       93,547            -      93,547                  60,135        4,178       64,313
                                     ----------- ------------ -----------             ----------- ------------ ------------
                                     ----------- ------------ -----------             ----------- ------------ ------------
                   Total                222,024        8,667     230,691                 128,619       18,994      147,613
         Commission expense              84,002            -      84,002                  44,656        6,148       50,804
                                     ----------- ------------ -----------             ----------- ------------ ------------
                                     ----------- ------------ -----------             ----------- ------------ ------------
         Gross profit                   138,022        8,667     146,689                  83,963       12,846       96,809
         General and administrative
           Expense                       95,659        5,593     101,252                  59,594        9,113       68,707
         Operating income before
           Amortization                  42,363        3,074      45,437                  24,369        3,733       28,102
         Amortization            of      11,167          393      11,560                   5,373        1,765        7,138
         intangibles
         IAG writeoff                     2,070            -       2,070                       -            -            -
                                     ----------- ------------ -----------             ----------- ------------ ------------
                                     ----------- ------------ -----------             ----------- ------------ ------------
         Operating income               $29,126       $2,681     $31,807                 $18,996       $1,968      $20,964
                                     =========== ============ ===========             =========== ============ ============

        In 2001, approximately 3.8% of gross revenue and 8.4% of operating income were from acquisitions while 12.9% of gross revenue and 9.4% of operating income were from acquisitions in 2000. We do not attribute a great deal of significance to these statistics because an acquisition’s contribution to operating performance in any given period is considerably dependent on the timing of the transaction and whether it is considered an acquisition for definition purposes. In addition, the statistics only break-out acquisitions that are considered material to our financial results. Finally, the resources of our existing businesses that are dedicated to our acquisition program could have had an impact on the performance of the existing business had the acquisitions not been made.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources.

                                                                            As of December 31,
                                                                      --------------------------------
                                                                      ---------- ---------- ----------
                                                                        2001       2000       1999
                             Cash and cash equivalents                  $10,207     $7,598     $4,832
                             Working capital                             $6,295   $(2,317)   $(1,821)
                             Current ratio-- to one                        1.11        .95        .93
                             Shareholders'    equity    per   common     $11.87      $8.88      $6.47
                             share(1)
                             Debt to total capitalization(2)               3.5%      36.5%      40.7%

(1) total stockholders' equity divided by actual shares outstanding at year end excluding shares on option

(2) current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

     Our working capital ratio at December 31, 2001 was 1.11 to 1 compared to the ratio of .95 to 1 at December 31, 2000. As an acquiring company, a significant amount of borrowing is done to finance our acquisitions. Because of this and the strong cash generated by operations, management has determined to dedicate all excess cash to help with the funding of future acquisitions, as a result, only cash for reasonably foreseeable needs and expenses is retained. The debt to total capitalization ratio significantly decreased from 2000 due to the pay off of the debt with the proceeds from our secondary offering. It should be noted that our loan agreements do not impose a working capital covenant or restriction because of the value of our renewal revenue that is used as collateral for our senior debt.

     Due to the nature of the commission structure on the insurance policies underlying our clients' benefit programs, we have an on going renewal revenue stream, estimated to be $624.1 million over the next ten years. Our balance sheet currently reflects $98.4 million of renewals, in the form of intangible assets attributed to the net present value of renewals from acquired companies purchased through acquisitions. Other than these intangibles, renewals are not reflected on our balance sheet.

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

                                                                   Year Ended December 31,
                                                             -------------------------------------
                                                             ------------ ------------
                                                                2001         2000         1999
                                 Cash flows from (used in):
                                   Operations                    $28,422      $17,918     $12,552
                                   Investing                    (34,242)     (62,655)    (40,282)
                                   Financing                       8,429       47,503      20,460

Cash Flows from Operating Activities

     Our cash flow from operations for the twelve months ended December 31, 2001, improved significantly over that of the comparable twelve-month period in 2000. The components were:

                                                                   Year Ended December 31,
                                                                    2001        2000       1999
                      Net income plus non-cash expenses          $35,222     $19,860    $14,016
                      Changes in operating assets and
                        liabilities                              (6,800)     (1,942)    (1,464)
                                                              ----------- ----------- ----------
                                                              ----------- ----------- ----------
                      Cash flow from operating activities        $28,422     $17,918    $12,552
                                                              =========== =========== ==========

     The following table represents the estimated gross renewal revenue associated with our inforce business owned life insurance policies as of December 31, 2001. The projected gross revenue is not adjusted for mortality, lapse or other factors that may impair realization. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future.

                                                       Compensation      Banking  Healthcare
                                                       Resource Group   Practice     Group         Total
                                                       ---------------- --------- ------------ ----------
                                                       ---------------- --------- ------------ ----------
                               2002                            $52,160   $36,011       $5,914    $94,085
                               2003                             46,457    31,739        5,745     83,941
                               2004                             39,128    24,279        5,308     68,715
                               2005                             31,562    24,955        4,886     61,403
                               2006                             27,996    25,366        4,546     57,908
                               2007                             25,557    24,267        4,176     54,000
                               2008                             23,460    24,621        3,525     51,606
                               2009                             23,409    25,027        2,808     51,244
                               2010                             22,820    25,612        2,083     50,515
                               2011                             23,008    26,301        1,368     50,677
                                                       ---------------- --------- ------------ ----------
                                                       ---------------- --------- ------------ ----------
                               Total December 31,             $315,557  $268,178      $40,359   $624,094
                               2001
                                                       ================ ========= ============ ==========
                                                       ================ ========= ============ ==========

                               Total December 31,             $522,752   $61,955      $51,721   $636,428
                               2000
                                                       ================ ========= ============ ==========

        The bank owned life insurance product sold by the former Clark/Bardes segment which was included in CRG was transferred to the Banking Practice thus placing all of our bank owned life insurance business in one segment, commencing January, 2001.

        10 year inforce revenues net of commission expense are $416.7 million for the year ended December 31, 2001.

Cash used in Investing Activities

        Acquisitions accounted for $29.5 million used in investing activities and $5.0 million was used for the purchase of equipment.

     Cash spending for acquisitions included:

                                            Partners First                        $1.1
                                            Rich/Florin Solutions                 11.4
                                            Management Sceience Associates         4.7
                                            Lyons Compensation and Benefits        5.0
                                            Coates Kenney                          0.6
                                            The Wamberg Organization earnout       6.7
                                                                                -------
                                                                                 $29.5
                                                                                =======
                                                                                =======

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

Cash Flows from Financing Activities

        In December 2001, we amended our Amended and Restated Credit Agreement dated December 28, 1999 to increase the amount available under the revolving credit facility from $62.0 million to $103.2 million. There is no longer a term loan balance of this facility. We paid off the term portion under the old agreement in December 2001 with the proceeds from our November 2001 secondary offering. Any outstanding debt on December 31, 2002 will convert from the revolving credit facility to term debt and will amortize over 5 years under the term facility agreement.

        The restrictive covenants under the loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of stockholders’ equity; and, a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of December 31, 2001.

        In November 2001, we sold 3,693,750 shares in a secondary offering. The entire proceeds from the sale of approximately $66.0 million were used to repay all debt under our credit facility. We will have more flexibility with where our money can be directed because of the pay off of the debt.

     We had $103.2 million available under our credit lines at December 31, 2001.

        We believe that our cash flow from operations will continue to provide sufficient funds to service our debt obligations. However, as our business grows, our working capital and capital expenditures requirements will also continue to increase. There can be no assurance, that the net cash flows from operations will be sufficient to meet our anticipated requirements or that we will not require additional debt or equity financing within this time frame. We may continue to issue stock to finance future acquisitions.

        The following table provides information about our debt obligations. The table presents principal cash flows and related interest rates by expected maturity dates totaling $7.1 million.

                                                                  Expected Maturity Date
                                   2002       2003        2004       2005       2006     Thereafter    Total    Fair Value
         Liabilities
         Long term debt
           Fixed rate               $1,046     $1,154      $1,274     $1,407     $1,553        $691     $7,125      $7,125
           Average interest
             rate                    10.0%      10.0%       10.0%      10.0%      10.0%       10.0%

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

Recent Accounting Pronouncements

FASB Accounting Standard-- Derivatives and Hedging Activities

        As of January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June 1998 together with its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities (issued in June 1999 and June 2000, respectively are collectively referred to as Statement 133).

        Because of our minimal use of derivatives, the adoption of the new Statement did not have a significant effect on our earnings or financial position. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

     As a result of the pay off of the debt in November 2001 with the proceeds from the secondary offering, we were unable to continue our hedging program. We recorded $2.0 million as interest expense for the year ended December 31, 2001 related to these interest rate swaps.

        Prior to January 1, 2001, we also used interest rate swap contracts for hedging purposes. The net amount paid or received and net amounts accrued through the end of the accounting period were included in interest expense.

FASB Accounting Standard - Business Combination and Goodwill

        In June, 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

        We will apply Statement 142 beginning the first quarter of 2002. Application of the nonamortization provision of Statement 142 is expected to result in an increase in pre tax income of $4.0 million with an after tax effect on EPS of $0.13 to $0.14 per share in 2002. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not determined what the effect of these tests will be on our earnings or financial position.

        On January 1, 2002, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121. Most of the provisions of SFAS No. 121 have been retained; however SFAS No. 144 removes goodwill from its scope and it establishes a primary asset approach to determine the cash flow estimation period for a group of assets. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements.

Earnings Guidance

        Our Company has increased in both size and complexity resulting from both internal growth as well as acquisitions. Assisting the reader in assessing our financial performance and preparing statements enhance that understanding, has always been one of our goals. In furtherance of this goal, we are including earnings guidance in the form of a projection with this report.

        Set forth below is a comparison of our actual results for the year ended December 31, 2001 compared to the guidance previously provided.

                                                               Year ended December 31, 2001
                                                             ------------------------------------
                                                                  Actual          Guidance
                               Revenue
                                    First year                    $   137,894      $     133,906
                                    Renewal and fees                   92,797             84,621
                                                             ------------------------------------
                                                             ------------------------------------
                                        Total                         230,691            218,527
                                                             ------------------------------------
                               Gross profit                           146,689            144,129
                                                             ------------------------------------
                               Earnings   before    interest,
                               taxes and amortization (1)              45,437             44,709
                                                             ------------------------------------
                               Net income                          $   16,012       $     18,479
                                                             ====================================
                               Diluted shares outstanding          13,575,830         13,400,000
                               Diluted earnings per share (2)      $     1.18        $      1.38
                                                             ====================================

(1) EBITA is not a GAAP measurement of earnings.  EBITA is management's proxy for measuring pretax cash flow.

(2) We sold substantially all the assets of Insurance Alliances Group in September
2001 and in 2001 wrote off approximately $2.1 million relating to the carrying value of the goodwill and inforce revenue intangible assets arising from this acquisition that was considered not recoverable. We recorded interest expense of approximately $2.0 million as a result of the interest rate swap settlements since we were unable to continue with our hedging program due to the pay off of the bank debt with the proceeds from our secondary offering.

        Set forth below is the earnings guidance set forth by management for the 2002.

                                                                2002 Quarter Ending
                                               -------------------------------------------------------
                                               -------------------------------------------------------
                                                                                                        Full Year
                                                 March 31      June 30     September 30  December 31       2002
                First year revenue                  $38,140       $34,870       $36,670       $54,020      $163,700
                 Renewal and other                   30,360        17,020        17,300        27,320        92,000
                                               ------------- ------------- ------------- ------------- -------------
                                               ------------- ------------- ------------- ------------- -------------
                         Gross revenue               68,500        51,890        53,970        81,340       255,700
               Gross profit                          43,970        35,980        37,190        56,660       173,800
               Earnings   before    interest,
               taxes and amortization (EBITA)        16,280         5,360         7,380        22,980        52,000
                                               ------------- ------------- ------------- ------------- -------------
                                               ------------- ------------- ------------- ------------- -------------
               Net income                             8,675         2,225         3,450        13,330        27,650
                                               ============= ============= ============= ============= =============
                                               ============= ============= ============= ============= =============
               Diluted shares outstanding            17,250        17,350        17,450        17,550        17,400
               Diluted earnings per share              0.50          0.13          0.20          0.76          1.59
                                               ============= ============= ============= ============= =============
                                               ============= ============= ============= ============= =============

                                                             2002 Revenue                  2002 EBITA
               Expected contribution by
               market                                                 38%                         31%
                    Corporate Benefits
                    Banking Practice                                  38%                         63%
                    Healthcare Compensation                           13%                         13%
                    Compensation Consulting                           11%                         16%
                    Corporate                                                                   (23%)

        The above forward-looking statements are based on the good faith beliefs of management and the information currently available and are not an assurance of future performance. Such forward-looking statements are based on a number of assumptions by management, including, without limitation:

  that there will be no change in tax laws, regulations or enforcement policies of the Internal Revenue Service;
  that our recently completed acquisitions will be successful, and such statements do not give effect to any future acquisitions;
  that general economic conditions will not decline from current levels; and
  that our overall persistency rates will remain at levels consistent with historic levels.

        The foregoing assumptions are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are beyond our control, and upon assumptions with respect to future business decisions that are subject to change. Forecasts are necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the forecasts will not materialize. We cannot assure you that the forecasts will be realized, and actual results may be materially higher or lower than the forecasts. Consequently, the inclusion of the forecasts in this 10-K should not be regarded as a representation by us or any other person that the forecasted results will be achieved. Because of such risks and uncertainities and the possibility that one or more of our assumptions may be incorrect, you should not rely on the above forward-looking statements in making any investment decision whether to buy, hold or sell any of our securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        >At December 31, 2001, we had total outstanding indebtedness of $7.1 million, or approximately 1.7% of total market capitalization. Our outstanding debt was subject to fixed rates of 10.0% at December 31, 2001. We do not enter into derivative or interest rate transactions for speculative purposes. As a result of the pay off of the debt in November 2001 with the proceeds from the secondary offering, we were unable to continue our hedging program. We recorded $2.0 million as interest expense for the year ended December 31, 2001 related to the interest rate swaps we were entered into.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements begin on page 40 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On February 27, 2002, Ernst & Young LLP after being notified that it would not be retained to serve as our independent accountants for the 2002 fiscal year, resigned and will cease its relationship with us upon completion of the annual audit for our fiscal year ended December 31, 2001. There have been no material disagreements with our independent accountants on our accounting or financial reporting that would require our independent accountants to qualify or disclaim their report on our financial statements, or otherwise require disclosure in this Form 10-K.

        On March 14, 2002, we engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as our independent public accountants for the fiscal year ending December 31, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is hereby incorporated by reference from our proxy statement for the 2002 annual meeting of our stockholders under the captions “Proposal One — Election of Directors,” and “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference from our 2002 proxy statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is hereby incorporated by reference from our 2002 proxy statement under the caption “Ownership of Common Stock by Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is hereby incorporated by reference from our 2002 proxy statement under the caption “Certain Relationships and Related Transactions.”

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)The following documents are filed as part of this report:

  Financial Statements
    Report of Independent Auditors
    Consolidated Balance Sheets as of December 31, 2001 and 2000
    Consolidated Statements of Income for each of the years ended December 31, 2001, 2000, and 1999
    Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows for each of the years ended December 31, 2001, 2000 and 1999
    Notes to the Consolidated Financial Statements
  Financial Statement Schedules
    None.

     Schedules not listed above have been omitted because they are not required, are not applicable, are shown in the related financial statements or notes thereto or the amounts are immaterial.

  Exhibits

     The information required by this Item 14(a)(3) is set forth in the Exhibit Index immediately following our financial statements. The exhibits listed herein will be furnished upon written request to “Director of Investor Relations” located at our headquarters and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

  Reports on Form 8-K
    None
                                                          CLARK/BARDES, INC.
                                                           AND SUBSIDIARIES

                                                     INDEX TO FINANCIAL STATEMENTS

                                                                                           Page
                                   Report of Independent Auditors                          37
                                   Consolidated  Balance  Sheets as of December  31, 2001
                                   and                                                     38
                                     2000
                                   Consolidated Statements of Income for the years ended
                                     December 31, 2001, 2000, and 1999                     39
                                   Consolidated  Statements of  Stockholders'  Equity for
                                   the                                                     40
                                     years ended December 31, 2001, 2000 and 1999
                                   Consolidated  Statements  of Cash  Flows for the years
                                   ended                                                   41
                                     December 31, 2001, 2000, and 1999
                                   Notes to Consolidated Financial Statements              42

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Clark/Bardes, Inc.

        We have audited the accompanying consolidated balance sheets of Clark/Bardes, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clark/Bardes, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ERNST & YOUNG LLP

Dallas, Texas

February 22, 2002

                                                  CLARK/BARDES, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                      -----------------------
                                                                                      ----------- -----------
                                                                                         2001        2000
                                                                                      (dollars in thousands
                                                                                      except share amounts)
                                                            ASSETS

                      Current Assets
                        Cash and cash equivalents                                        $10,207      $7,598
                        Accounts and notes receivable, net of allowances of $822
                           and $555, respectively                                         50,927      31,134
                        Other current assets                                               2,384       2,809
                        Deferred tax asset                                                   690       1,861
                                                                                      ----------- -----------
                                                                                      ----------- -----------
                                Total current assets                                      64,208      43,402
                      Intangible Assets-- net
                        Present value of inforce revenue                                  82,097      85,962
                        Goodwill                                                         104,914      78,419
                        Non competition agreements                                           717         992
                                                                                      ----------- -----------
                                                                                      ----------- -----------
                                                                                         187,728     165,373
                      Equipment and Leasehold Improvements-- Net                          11,005       8,376
                      Other Assets                                                         6,990       2,704
                                                                                      ----------- -----------
                                                                                      ----------- -----------
                                Total assets                                            $269,931    $219,855
                                                                                      =========== ===========
                                                                                      =========== ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

                      Current Liabilities
                        Accounts payable                                                  $4,767     $10,786
                        Income taxes                                                       3,451       4,121
                        Accrued liabilities                                               46,086      17,664
                        Deferred income                                                      520       1,180
                        Interest rate swap payable                                         2,043           -
                        Debt maturing within one year                                      1,046      11,968
                                                                                      ----------- -----------
                                                                                      ----------- -----------
                                Total current liabilities                                 57,913      45,719

                      Deferred Tax Liability                                               7,146       7,228
                      Deferred Compensation                                                2,601       1,745
                      Long Term Debt                                                       6,079      52,605
                      Stockholders' Equity
                        Preferred stock
                           Authorized-- 1,000,000 shares; $.01 par value, none
                            Issued                                                            --          --
                        Common stock
                           Authorized-- 20,000,000 shares; $.01 par value
                           Issued and outstanding-- 16,524,070 in 2001 and
                            12,675,309 in 2000                                               165         127
                        Paid in capital                                                  156,394      88,810
                        Retained earnings                                                 39,633      23,621
                                                                                      ----------- -----------
                                                                                      ----------- -----------
                                Total stockholders' equity                               196,192     112,558
                                                                                      ----------- -----------
                                                                                      ----------- -----------
                                Total Liabilities and Stockholders' Equity              $269,931    $219,855
                                                                                      =========== ===========
                                                                                      =========== ===========

                      Related party balances included in the above accounts
                        Accounts receivable-- officers and directors                          $-         $64
                        Accrued liabilities                                                  $23         $25

                                      See accompanying notes to consolidated financial statements

                                                  CLARK/BARDES, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Year Ended December 31,
                                                                       ---------------------------------------------
                                                                       --------------- -------------- --------------
                                                                                 2001           2000           1999
                                                                       (dollars in thousands except share amounts)
               REVENUES
                 Commissions and service fees                                $229,940       $147,021       $119,158
                 Other                                                            751            592          1,602
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
                                                                              230,691        147,613        120,760
               Commission and fee expenses                                     84,002         50,804         53,108
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
               Gross profit                                                   146,689         96,809         67,652
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
               OPERATING EXPENSES
                 General and administrative                                   101,252         68,189         45,153
                 Amortization of intangibles                                   11,560          7,138          4,370
                 Write off of Insurance Alliance Group                          2,070             --             --
                 Acquisition integration and reorganization                        --            518             --
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
                                                                              114,882         75,845         49,523
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
               OPERATING INCOME                                                31,807         20,964         18,129
               NON-OPERATING INCOME                                                98          1,001             --
               INTEREST
                 Income                                                           551            278            329
                 Expense                                                      (5,738)        (4,970)        (3,548)
                 Interest rate swap settlement                                (1,981)             --             --
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
                                                                              (7,168)        (4,692)        (3,219)
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
               Income before taxes                                             24,737         17,273         14,910
               Income taxes                                                     8,725          5,825          6,079
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
               NET INCOME                                                     $16,012        $11,448         $8,831
                                                                       =============== ============== ==============
                                                                       =============== ============== ==============

               BASIC NET INCOME PER COMMON SHARE
               Net income                                                       $1.22          $1.07          $0.97
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
               Weighted average shares                                     13,162,899     10,744,718      9,077,775
                                                                       =============== ============== ==============
                                                                       =============== ============== ==============

               DILUTED NET INCOME PER COMMON SHARE
               Net income                                                       $1.18          $1.05          $0.95
                                                                       --------------- -------------- --------------
                                                                       --------------- -------------- --------------
               Weighted average shares                                     13,575,830     10,880,093      9,328,939
                                                                       =============== ============== ==============
                                                                       =============== ============== ==============

               Transactions with related parties:
                 Commissions and service fees                                      $6             $--        $1,434
                 Commission and fee expenses                                       $--           $25         $8,071
                 General and administrative expense                              $347           $154            $45

                                      See accompanying notes to consolidated financial statements

                                                  CLARK/BARDES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Common Stock                                  Total
                                                           -----------------------
                                                           -----------------------
                                                                                    Paid in    Retained   Stockholders'
                                                             Shares      Amount     Capital    Earnings      Equity
                                                                   (dollars in thousands except share amounts)
            Balance at January 1, 1999                       8,202,535        $82     $26,274     $3,342        $29,698
              Decrease in note receivable from related
            party for                                          --          --              89     --                 89
                 treasury stock purchased
              Issuance of common stock in connection
            with                                               426,214          4       6,857     --              6,861
                 acquisitions
              Sale of stock in a private placement           1,000,000         10      16,868     --             16,878
              Exercise of stock options                          1,250         --          11     --                 11
              Net income                                       --          --         --           8,831          8,831
                                                           ------------ ---------- ----------- ---------- --------------
                                                           ------------ ---------- ----------- ---------- --------------

            Balance at December 31, 1999                     9,629,999         96      50,099     12,173         62,368
              Issuance of common stock in connection
                with acquisitions                            1,035,433         10      12,947     --             12,957
              Sale of stock in a private placement net       1,888,887         19      25,098     --             25,117
            of expenses
              Exercise of stock options-- net of               120,990          2         666     --                668
            redemptions
              Net income                                       --          --         --          11,448         11,448
                                                           ------------ ---------- ----------- ---------- --------------
                                                           ------------ ---------- ----------- ---------- --------------
            Balance at December 31, 2000                    12,675,309        127      88,810     23,621        112,558
              Issuance of common stock in
            connection                                          84,664          1       1,548     --              1,549
                 with acquisitions
              Sale of stock in secondary offering, net       3,693,750         37      65,389     --             65,426
            of expenses
              Exercise of stock options - net of                70,347         --         647     --                647
            redemptions
              Net income                                       --          --         --          16,012         16,012
                                                           ------------ ---------- ----------- ---------- --------------
                                                           ------------ ---------- ----------- ---------- --------------
            Balance at December 31, 2001                    16,524,070       $165    $156,394    $39,633       $196,192
                                                           ============ ========== =========== ========== ==============

                                      See accompanying notes to consolidated financial statements

                                                  CLARK/BARDES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                         -----------------------------------
                                                                         ----------- ----------- -----------
                                                                               2001        2000        1999
                                                                               (dollars in thousands)
                       OPERATING ACTIVITIES
                         Net income                                         $16,012     $11,448      $8,831
                         Adjustments to reconcile net income to cash
                            provided by operating activities:
                                 Depreciation and amortization               14,666       8,898       5,232
                                 Allowance for losses on receivables            338       (486)        (47)
                                Loss on disposal of assets                       93           -           -
                                Interest rate swap expense                    2,043           -           -
                               Write off of IAG                               2,070           -           -
                            Changes    in    operating    assets    and
                       liabilities:                                        (16,245)     (9,855)     (6,576)
                              Accounts receivable
                              Other current assets                              687       (265)       (542)
                              Deferred tax asset                              1,171         731       (588)
                              Other assets                                  (4,253)       (741)       (201)
                              Accounts payable                              (6,351)       5,940     (3,522)
                              Income taxes payable                            (474)       (229)       3,822
                              Accrued liabilities                            18,641       (936)       5,230
                              Deferred income                                 (750)         797          --
                              Deferred tax liability                           (82)         871         913
                              Deferred compensation                             856       1,745          --
                                                                         ----------- ----------- -----------
                                                                         ----------- ----------- -----------
                       Cash provided by operating activities                 28,422      17,918      12,552
                                                                         ----------- ----------- -----------
                                                                         ----------- ----------- -----------
                       INVESTING ACTIVITIES
                         Purchase of businesses                            (29,537)    (59,158)    (38,470)
                         Purchases of equipment                             (5,005)     (3,497)     (1,812)
                         Other                                                  300           -           -
                                                                         ----------- ----------- -----------
                                                                         ----------- ----------- -----------
                       Cash used in investing activities                   (34,242)    (62,655)    (40,282)
                                                                         ----------- ----------- -----------
                                                                         ----------- ----------- -----------
                       FINANCING ACTIVITIES
                         Proceeds from borrowings                            33,500      63,100      57,000
                         Repayment of borrowings                           (90,948)    (41,251)    (53,507)
                         Issuance of common stock                            65,426      25,117      16,878
                         Exercise of stock options                              451         530          --
                         Notes receivable                                         -           7          89
                                                                         ----------- ----------- -----------
                                                                         ----------- ----------- -----------
                       Cash provided by financing activities                  8,429      47,503      20,460
                                                                         ----------- ----------- -----------
                                                                         ----------- ----------- -----------
                       INCREASE (DECREASE) IN CASH                            2,609       2,766     (7,270)
                       Cash and Cash  Equivalents  at  Beginning of the       7,598       4,832      12,102
                       Year
                                                                         ----------- ----------- -----------
                                                                         ----------- ----------- -----------
                       Cash and Cash Equivalents at End of the Year         $10,207      $7,598      $4,832
                                                                         =========== =========== ===========
                                                                         =========== =========== ===========

                       Cash paid for:
                            Interest                                         $8,600      $3,965      $3,125
                                                                         =========== =========== ===========
                                                                         =========== =========== ===========
                            Income taxes, net of refunds                     $7,147      $4,213      $2,335
                                                                         =========== =========== ===========
                                                                         =========== =========== ===========

                       Financing Activities:
                            Notes issued in connection with acquisition          $--         $--     $8,724
                                                                         =========== =========== ===========
                                                                         =========== =========== ===========

                                      See accompanying notes to consolidated financial statements

CLARK/BARDES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2001

(Tables shown in thousands of dollars, except share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of Clark/Bardes, Inc. and its wholly owned subsidiaries. Through our five operating segments, Compensation Resource Group, Banking Practice, Healthcare Group, Pearl Meyer and Partners, and Rewards and Performance (previously known as Corporate Practice), we design, market and administer compensation and benefit programs to U.S. corporations, banks and healthcare organizations. We design programs for supplementing and securing benefits for their key employees and provide executive compensation consulting services. We assist our clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, we own Clark/Bardes Financial Services, Inc., a registered broker-dealer through which we sell all our securities products and receive a commission. All intercompany amounts and transactions have been eliminated in the accompanying consolidated financial statements.

        Basis of Presentation — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation, have been included.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

        Cash and Cash Equivalents — We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. We have cash balances at financial institutions in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. Uninsured cash in bank balances aggregated approximately $8.9 million and $7.0 million at December 31, 2001 and 2000, respectively. Clark/Bardes, Inc. has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

        Fair Value of Financial Instruments — The book values of cash and cash equivalents, accounts and notes receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. The carrying value of our long-term debt does not differ significantly from its fair value.

        Equipment and Leasehold Improvements — Equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation expense is provided in amounts sufficient to relate the cost of assets to operations over the estimated service lives using straight line and accelerated methods. We depreciate furniture, equipment and computer software over periods of three to seven years while leasehold improvements are amortized over the lease period.

        Intangible Assets — We have intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Intangible assets consist of the net present value of future cash flows from existing business at the acquisition date, non-compete agreements with the former owners and goodwill. The amortization periods for the non-compete agreements are 5 years and 10 years. The net present value of inforce revenue is amortized over 20 to 30 years (the expected average policy duration). Goodwill generated from acquisitions prior to July 1, 2001 was being amortized over a 20 to 40 year period on a straight-line basis. Goodwill from acquisitions after July 1, 2001 is not being amortized based on new accounting rules. Amortization expense was $11.6 million in 2001, $7.1 million in 2000, and $4.4 million in 1999. With the adoption of Statements of Financial Accounting Standard (“SFAS”) Nos. 141 – Business Combinations and 142 – Goodwill and Other Intangible Assets, amortization of goodwill will cease as of December 31, 2001 and will be tested annually for impairment. Our policy, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121 — Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, is to review intangible and other long-lived assets for impairment on an annual basis or whenever changes in circumstances indicate that an impairment might exist. When any indicators are present, the estimated undiscounted cash flows are compared to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. Any write-downs are treated as permanent reductions in the carrying amount of the asset.

        Revenue — First year commissions are recognized as revenue in the amount due or paid by the carrier at the time the policy application is substantially completed, the initial premium payment is paid and the insured party is contractually committed to purchase the insurance policy. Renewal commission revenue is recognized when the premium or commission is due or paid. We are notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are infrequent and minor. Revenue associated with policies to be surrendered is not recognized. Cancellations or other adjustments are accounted for in the period where an adjustment is determined to be necessary and are not significant. Service fees are received annually on the policy anniversary date. Fees related to future services to be provided are recognized as the services are rendered and fees for program design and placement are recognized in a manner consistent with commissions. Fees for compensation and benefit consulting services are based on an agreed hourly rate over the period services are rendered. Fees for compensation and benefit consulting services are recognized on a percentage of completion basis as related costs are incurred over the duration of the project.

        We generated in excess of 25% of our revenue in 2001 from 22 clients, in 2000 from 17 clients, and in 1999 from 8 clients of which 15.2% of revenue was generated by The Wamberg Organization. Substantially, all of the policies underlying the programs marketed are underwritten by 20 life insurance companies, of which seven accounted for approximately 60.0%, 66.3%, and 63.1% of Clark/Bardes, Inc. first-year commission revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

     Commissions and Fee Expense-- Commissions and fee expense comprise the portion of the total commission revenue that is earned by and paid to both employee and independent sales consultants.

     Advertising-- Advertising and marketing costs are charged to operations when incurred. Total expenses for 2001, 2000 and 1999 were $2.1 million, $0.8 million, and $1.1 million, respectively.

        Income Taxes — Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     Securities and Exchange Commission Staff Accounting Bulletin No. 101-- Revenue Recognition in Financial Statements-- SAB No. 101 became effective in the first quarter of 2000. Our revenue recognition policy has been in accordance with SAB No. 101 and therefore its adoption did not have any impact on our revenue recognition policies.

        Derivatives Financial Instruments — As of January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities (issued in June 1999 and June 2000, respectively and collectively referred to as Statement 133).

        The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

        We entered into interest rate swaps to match floating rate with fixed rate interest payments periodically over the life of our term loan agreement. As a result of the pay off of the debt in November 2001 with the proceeds from the secondary offering, we were unable to continue our hedging program. We recorded $2.0 million as interest expense for the year ended December 31, 2001 related to the interest rate swaps we had entered into.

        Prior to January 1, 2001, the Company used interest rate swap contracts for hedging purposes. The net amount paid or received and net amounts accrued through the end of the accounting period were included in interest expense.

        Business Combination and Goodwill – In June, 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

        We will apply Statement 142 beginning the first quarter of 2002. Application of the nonamortization provision of Statement 142 is expected to result in an increase in pre tax income of $4.0 million with an after tax effect on EPS of $0.13 to $0.14 per share in 2002. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not determined what the effect of these tests will be on our earnings or financial position.

        On January 1, 2002, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121. Most of the provisions of SFAS No. 121 have been retained; however SFAS No. 144 removes goodwill from its scope and it establishes a primary asset approach to determine the cash flow estimation period for a group of assets. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements.

     Reclassifications-- We have made minor reclassifications of certain prior years' amounts to conform to the current year's presentation.

2. ACQUISITIONS

        Following is a description of the acquisitions made during 2001, 2000, and 1999. The results of operations for each acquired entity have been included in the accompanying consolidated statements of income as of the effective date of the respective acquisition.

        Rich, Florin/Solutions, Inc. - On March 12, 2001, we acquired certain assets, all of the business, and assumed certain liabilities of Rich, Florin/Solutions, Inc., a Boston, Massachusetts compensation consulting company. The purchase price was $20.8 million, before expenses, consisting of a cash payment at closing of $11.3 million and $9.5 million of contingent payments over the next four years based on the attainment of established financial performance criteria. We acquired net assets of approximately $1.8 million. When earned, the contingent payments will consist of 60% cash and 40% of our common stock. If made, these payments will be accounted for as additional goodwill. The contingent payment related to the objectives set for December 31, 2001 was met and an additional amount was accrued on the balance sheet as of December 31, 2001. The transaction was funded from our existing line of credit. The goodwill of approximately $9.4 million will be amortized over twenty years. Amortization ceased on December 31, 2001 under new accounting rules. It became our fifth operating segment – Rewards and Performance.

     In 2001, we also acquired the following entities for a purchase price of $11.5 million paid in cash (cash amount includes expenses paid) and 39,558 shares of stock valued at $1.0 million:

  Coates Kenny – a Berkeley, California based provider of professional actuarial, consulting, and administrative services to retirement plans and post-retirement plans is included in the Compensation Resource Group segment;
  Lyons Compensation & Benefits, LLC –a Waltham, Massachusetts based provider of executive compensation and benefit plans is included in the Healthcare Group segment; and
  Management Science Associates, Inc. and Partners First - both St. Louis, Missouri based consulting firms in the healthcare industry are included in the Healthcare Group segment.

        Additional consideration of $7.6 million in cash and $1.5 million in stock is payable if certain objectives are met over the next 3 to 5 years. If earned, these payments will be accounted for as additional goodwill.

        Inforce revenue and goodwill recognized in those transactions amounted to $5.7 million and $6.5 million, respectively. Inforce revenue was assigned to the Compensation Resource Group segment along with $380,000 of the goodwill and the remaining goodwill was assigned to the Healthcare Group segment.

        Compensation Resource Group, Inc. — On September 6, 2000, we acquired all the issued and outstanding capital stock of Compensation Resource Group (“CRG”) for a total purchase price of $30.5 million consisting of the following: a cash payment to the CRG selling shareholders of $11.4 million, the issuance of 596,463 share of our common stock, having an aggregate value of $6.1 million based on the closing price on September 5, 2000, and the repayment of approximately $13.0 million of CRG’s long-term debt. Acquisition expenses were $735,000 and are not included in the purchase price above. The cash portion of the purchase price was borrowed under our acquisition and working capital credit facility.

        CRG is an executive compensation and benefits organization that provides the design, marketing and administration of non-qualified benefit plans. CRG is headquartered in Los Angeles, California and has affiliated offices in seven other cities. Prior to the acquisition, we had no material relationship with CRG.

        Coincident with this acquisition, we entered into a bonus arrangement for certain key executives and employees of CRG. This arrangement will provide for the payment of bonuses of up to $20 million if certain stipulated financial objectives are achieved during the years ended December 31, 2003 to 2005. These bonuses will be recorded as expense in the year earned. The division president has the opportunity to earn up to $3.5 million in bonuses through 2003 based on certain financial objectives as outlined in the employment agreement. The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the present value of in-force revenue and amortized over a period of thirty years and $11.4 million allocated to goodwill which will be amortized over twenty years. The goodwill allocation includes $7.1 million of net deferred tax liabilities arising from the portion of the purchase price that will not be deductible for federal income tax purposes. Goodwill amortization ceased on December 31, 2001 under new accounting rules.

        The unaudited financial information below presents our results and CRG as if the acquisition had occurred on January 1, 1999.

                                                                          Year Ended December 31,
                                                                          ----------- ------------
                                                                             2000        1999
                                        Pro Forma
                                          Revenue                           $181,787     $148,487
                                          Net income                           9,500        5,957
                                          Diluted earnings per share            0.84         0.60

        Pearl Meyer & Partners, Inc. — On June 21, 2000, we acquired all of the issued and outstanding capital stock of Pearl Meyer & Partners, Inc. (“Pearl Meyer”) for a total purchase price of $25.9 million, not including acquisition expenses. The purchase price consisted of a cash payment of $21.9 million and the issuance of 250,000 shares of common stock with a value of $4.0 million. Acquisition expenses were $720,000. The cash portion of the purchase price was borrowed under our line of credit.

        The acquisition has been accounted for as a purchase and goodwill of $23.5 million was amortized over a twenty-year period. Goodwill amortization ceased on December 31, 2001 under new accounting rules.

        Pearl Meyer is a New York City based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became our fourth operating segment. Prior to the acquisition, we had no material relationship with Pearl Meyer.

        The unaudited pro forma information below presents our results and Pearl Meyer as if the acquisition had occurred on January 1, 1999.

                                                                           Year Ended December
                                                                                   31,
                                                                          -----------------------
                                                                          ----------- -----------
                                                                             2000        1999
                                        Pro Forma
                                          Revenue                           $154,557    $133,339
                                          Net income                          12,143       7,562
                                          Diluted earnings per share            1.10        0.79

        In 2000, we also acquired the following 5 entities for a combined purchase price of $8.6 million which consisted of $7.2 million of cash and expenses and 92,857 shares of stock valued at $1.4 million:

  Forrest, Wagner & Associates – a Phoenix, Arizona based firm specializing in marketing and administering non-qualified executive benefit plans is included in the Compensation Resource Group segment;
  Three add-on acquisitions for our Banking Practice segment- Christiansen & Associates, The Watson Company and W.M. Sheehan & Company;
  Insurance Alliances Group, Inc. - a Stamford, Connecticut insurance firm specializing in executive estate planning is included as part of corporate.

        Additional consideration of $1.1 million in cash and $5.7 million in stock is payable if certain objectives are met over the next 3 years. If earned, these payments will be accounted for as additional goodwill. Inforce revenue and goodwill recognized in those transactions amounted to $5.0 million and $5.0 million, respectively. Inforce revenue of $2.7 million and goodwill of $2.2 million was assigned to the Compensation Resource Group segment; goodwill of $1.5 million was assigned to the Banking Practice segment; and inforce revenue of $2.3 million and goodwill of $1.3 million was assigned to corporate.

        The Wamberg Organization and Wamberg Financial Corporation — On September 1, 1999, we purchased certain assets and assumed certain liabilities of The Wamberg Organization and purchased all of the outstanding stock of Wamberg Financial Corporation for a total purchase price of $18.0 million consisting of a cash payment to The Wamberg Organization of $12.4 million, a cash payment to W.T. Wamberg of $50,000 for his shares of Wamberg Financial Corporation, a direct payment of $1.5 million for two outstanding loans, assumption of a $3.8 million note for the purchase of a corporate aircraft, and expenses of approximately $265,000.

        The $14.2 million cash portion of the purchase price was funded from our existing cash balances. In addition, the asset purchase agreement provides for the payment of an additional $11.9 million upon the attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002. As of December 31, 2001, the financial objectives for those years have been met and a total cash payment of $8.3 million was made to W. T. Wamberg and recorded as additional purchase price. Another $3.5 million has been earned and has been recorded as additional purchase price and is expected to be paid out in 2002. In accordance with the asset purchase agreement, all renewal revenue acquired as of September 1, 1999, remaining inforce on December 31, 2018, will revert to Mr. Wamberg.

     The sole shareholder of The Wamberg Organization and Wamberg Financial Corporation was W. T. Wamberg, Chairman. The Wamberg Organization has historically been our largest single consultant, accounting for 15.2% of revenue in 1999. Upon consummation of the September 1, 1999 acquisition, Mr. Wamberg became President and Chief Executive Officer of Clark/Bardes, Inc.

        The tangible assets acquired consisted primarily of receivables, equipment, and an aircraft. Subsequent to the acquisition, we sold the aircraft to an unaffiliated leasing company for a gain of $502,000 — net of tax, and simultaneously leased it back for a ten year period. The gain was not recognized in income and has been recorded as a reduction of the purchase price. The proceeds from the sale were applied to a full repayment of the related note. The monthly 2001 rental under the lease is $27,924 or $335,000 per year. In December 2001, we revised our master lease and obtained a new aircraft with an annual rent of approximately $660,000. The lease is a 6 year term with an option to renew for another 6 years.

        On January 4, 1999, we purchased the right to receive approximately 27.5% of the commissions on renewal revenue from certain inforce policies existing on June 30, 1998, due The Wamberg Organization, for a cash payment of $7.5 million. Concurrent with the acquisition of the assets and liabilities of The Wamberg Organization, we purchased all of the renewal revenue not acquired and the original January 4, 1999 agreement was superseded. Accordingly, an unamortized balance of $6.9 million at September 1, 1999 under that agreement was combined with the purchase price under the acquisition agreement. The total purchase price was allocated to the net present value of future revenue to be received until September 1, 2018. Excluding any payments that may be made by virtue of achieving the stipulated annual financial objectives, the total price of The Wamberg Organization and Wamberg Financial Corporation was $24.9 million, including the $6.9 million unamortized balance of the January 4 purchase.

     The acquisition of The Wamberg Organization and Wamberg Financial Corporation has been accounted for as a purchase. The pro forma information below presents the results of operations including those of the Wamberg entities as if the acquisition occurred on January 1, 1998.

                                                                          Year Ended
                                                                         December 31,
                                                                       -----------------
                                                                             1999
                                         Pro Forma:
                                           Revenues                            $120,760
                                           Net income                             6,751
                                           Diluted earnings per share              0.72

        MCG/Healthcare — On April 5, 1999, we purchased the assets and business and assumed certain liabilities of Phynque, Inc., d/b/a Management Compensation Group/Healthcare, a Minnesota corporation, for a purchase price of $35.9 million consisting of a cash payment of $13.8 million, a promissory note for $8.7 million, 326,363 shares of our common stock having an aggregate value of $5.3 million based on the closing price at April 5, 1999, the direct payment of $3.6 million for outstanding loans, the assumption of $4.2 million of liabilities, and $372,000 of closing costs.

        The net assets acquired were $1.6 million. The $17.7 million cash portion of the purchase price was funded by borrowing under our credit facility. The promissory note is payable in thirty-two equal quarterly installments of principal and interest at 10% per annum commencing on April 5, 2000. The promissory note is partially secured by a personal guarantee of W. T. Wamberg, Chairman and Chief Executive Office of Clark/ Bardes, Inc.

        MCG/Healthcare is a 161 employee executive benefit consulting organization servicing the healthcare industry. MCG/Healthcare is headquartered in Minneapolis, Minnesota. Prior to the acquisition described above, we had no material relationship with MCG/Healthcare. The acquisition of MCG/Healthcare has been accounted for as a purchase. The pro forma information below presents our results and MCG/Healthcare as if the acquisition had occurred on January 1, 1999.

                                                                         Year Ended
                                                                        December 31,
                                                                     -------------------
                                                                            1999
                                   Pro Forma:
                                     Revenues                                  $126,518
                                     Net income                                   7,464
                                     Diluted earnings per share                    0.79

        In 1999, we acquired Banking Consultants of America and National Institute for Community Banking for a combined purchase price of $3.1 million which consists of $1.5 million of cash and expense and 99,851 shares with a value of $1.6 million. These acquisitions are included in the Banking Practice segment. Inforce revenue and goodwill recognized in these transactions amounted to $1.4 million and $1.6 million, respectively. Additional consideration of 384,452 shares (with current value as of December 31, 2001 of approximately $9.7 million) is payable if certain objectives are met through 2002. As of December 31, 2001, 288,339 of these shares have been earned. As earned, these payments will be accounted for as additional goodwill.

3. CONTINGENT CONSIDERATION

        As a result of our acquisition program, we have $31.0 million of additional consideration issuable to the former owners of our acquired companies excluding the amount that is accrued on the balance sheet at December 31, 2001. These amounts are payable as additional consideration for the operating unit having met certain negotiated performance criteria at the time of the purchase. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of December 31, 2001:

                                                                             $25.23 Per
                                                           Cash    Shares    Share Value
                                                     ----------- ----------- ------------
                                                     ----------- ----------- ------------
                                      2002                $ 3.4   295,358          $ 7.5
                                      2003                  3.5   390,044            9.8
                                      2004                  3.2    70,963            1.8
                                      2005                  1.4     14,863           0.4
                                                     ----------- ----------- ------------
                                                     ----------- ----------- ------------
                                                         $ 11.5   771,228         $ 19.5
                                                     ----------- ----------- ------------

4. ASSET DISPOSITION

        We acquired Insurance Alliances Group in May 2000 with the intent of establishing it as our estate planning segment. We were unable to develop this business to the size and scope we contemplated at the time of its acquisition and on September 21, 2001, we sold substantially all of the assets of this business for $300,000. We have retained and will continue to service the former company’s inforce revenue stream and maintain a production arrangement with the former business owner. During the fourth quarter 2001, we recorded as operating expense, a write down of approximately $2.1 million in the carrying value of the goodwill and inforce revenue intangible assets arising from this acquisition which is considered non recoverable. We determined that the license renewal and administrative fees revenue streams and the goodwill on our books were no longer realizable and should be written off.

5. INTANGIBLES

        Intangible assets represent the excess of the purchase price over the fair values of the tangible assets of acquired businesses. The classification of the amounts determined and allocated to the respective intangible assets are:

                                                                                     December 31,
                                                                                 ----------------------
                                                                                 ----------- ----------
                                                                                    2001       2000
                            Gross value of intangibles
                               Present  value of future cash flows from inforce    $ 97,123    $94,328
                            revenue
                               Goodwill                                             113,450     82,330
                               Non competition agreements                             1,750      1,750
                                                                                 ----------- ----------
                                                                                 ----------- ----------
                                                                                    212,323    178,408
                            Accumulated amortization
                                 Inforce revenue                                   (15,026)    (8,366)
                                 Goodwill                                           (8,536)    (3,911)
                                 Non competition agreements                         (1,033)      (758)
                                                                                 ----------- ----------
                                                                                 ----------- ----------
                                      Total accumulated amortization               (24,595)   (13,035)
                                                                                 ----------- ----------
                                                                                 ----------- ----------
                            Net                                                    $187,728   $165,373
                                                                                 =========== ==========

        Present value of future cash flows from inforce revenues are amortized over 20 to 30 years, a period representative of the policy duration, and non competition agreements are amortized over 5 to 10 years per the terms of the agreements. Goodwill generated from acquisitions completed prior to July 1, 2001 were amortized over periods of 20 to 40 years. Amortization of goodwill ceased December 31, 2001 under new accounting rules.

     For the past two years, our amortization has been comprised of the following:

                                                                          Year Ended December 31,
                                                                       ------------------------------
                                                                       ----------------- ------------
                                                                             2001           2000
                    Present  value of future cash flows from  inforce            $7,282      $ 4,601
                    revenue...................................................................
                    Goodwill......................................................4,003....... 2,262
                    Non competition agreements......................................275.......   275
                                                                       ----------------- ------------
                                                                       ----------------- ------------
                    Total.......................................................$11,560.......$7,138
                                                                       ================= ============

        Assuming no reclassification of intangible assets as a result of implementing FAS 141, we estimate that our amortization for 2002 through 2006 for all acquisitions consummated to date will be as follows:

                                                                              Non-compete
                                                          Inforce Revenue      agreements          Total
                                                        ------------------ --------------- --------------
                    2002..........................................                           $6,850            $242         $7,092
                    2003..........................................                            5,953             175          6,128
                    2004..........................................                            5,214             100          5,314
                    2005..........................................                            4,457              75          4,532
                    2006..........................................                            3,683              75          3,758

6. CLARK/BARDES REINSURANCE COMPANY, LTD.

        Clark/Bardes Reinsurance Company, Ltd. (CBRCL), a wholly owned subsidiary of Clark/Bardes, Inc. was incorporated in the Cayman Islands with Limited Liability effective December 13, 2001. CBRCL was formed in order to increase and diversify our earnings stream by participating in the underwriting profits of the insurance business produced by its various operating segments. The Governor In Council granted approval on December 19, 2001 for the issue of an unrestricted Class “B” insurer’s license to CBRCL, subject to the receipt and approval by the Cayman Monetary Authority of certain outstanding requirements of the Law. As of December 31, 2001, CBRCL had not yet been capitalized nor had it begun its reinsurance operations. The insurance license for CBRCL has been issued and is effective as of February 1, 2002.

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Major classifications of equipment and leasehold improvements are as follows:

                                                                                As of December 31,
                                                                                --------------------
                                                                                --------- ----------
                                                                                  2001      2000
                                Computer   software,   office   furniture  and   $15,818    $10,938
                                equipment
                                Leasehold improvements                             2,163      1,655
                                                                                --------- ----------
                                                                                --------- ----------
                                                                                  17,981     12,593
                                Accumulated depreciation and amortization        (6,976)    (4,217)
                                                                                --------- ----------
                                                                                --------- ----------
                                                                                 $11,005     $8,376
                                                                                ========= ==========

        Depreciation expense was $3.1 million, $1.8 million, and $862,000 for 2001, 2000 and 1999, respectively.

8. TAXES

     Federal income tax expense from operations consists of the following components:

                                                                       Year Ended December 31,
                                                               ----------------------------------------
                                                               -------------- ------------- -----------
                                                                   2001           2000         1999
                            Current:
                                                                      $4,887       $ 3,941     $ 4,848
                            Federal...............................................................................................
                              State and local..........................1,727...........289         856
                            Deferred:
                                                                       1,704         1,458         319
                            Federal...............................................................................................
                              State and local............................407.......... 137          56
                                                               -------------- ------------- -----------
                                                               -------------- ------------- -----------
                                                                      $8,725       $ 5,825     $ 6,079
                                                               ============== ============= ===========

     Total income taxes incurred consists of the following components:

                                                                              Year Ended December 31,
                                                                        ------------------------------------
                                                                        -------------- ----------- ---------
                                                                            2001          2000       1999
                           Income tax expense from operations............            $8,725      $5,825    $6,079
                           Income tax benefit in equity from exercise
                           of options..............................................                           (196)       (245)         -
                                                                        -------------- ----------- ---------
                                                                        -------------- ----------- ---------
                              Total income tax incurred                        $8,529      $5,580    $6,079
                                                                        ============== =========== =========

        A reconciliation of the 2001 and 2000 income tax expense computed by applying the statutory rate to income before income taxes to the actual taxes is as follows:

                                                                  Year Ended December 31,
                                                             ------------------------------------
                                                             -------------- ----------- ---------
                                                                 2001          2000       1999
U.S. Federal statutory rate...................                      $8,657     $ 6,046    $5,069
State income tax-- net of federal benefit..........................................1,448         518       895
Prior year warrant extinguishment..................................(1,650)           -         -
Non-deductible goodwill............................................                                299         123         -
Non-taxable life insurance proceeds...................................(67)       (350)         -
Tax liability adjustment and prior year taxes........................(362)       (411)         -
Other - net............................................................400                   115
                                                                                 (101)
                                                             -------------- ----------- ---------
                                                             -------------- ----------- ---------
                                                                    $8,725   $ 5,825      $6,079
                                                             ============== =========== =========

     As a result of a recent Circuit Court case allowing the deductibility of such expenses, we filed an amended Federal income tax return for the year ended December 31, 1998 for an additional deduction of $4.8 million expended in 1998 for the repurchase of certain put warrants. During an audit of our Federal income tax return for the years 1998 and 1999, the Internal Revenue Service approved our amended return and approved a refund of approximately $1.7 million, before interest, for the years under audit. No other audit adjustments were made. Without the benefit of this refund, our effective tax rate would have been 41.9% for the year ended December 31, 2001.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

                                                                                  Year Ended December 31,
                                                                                  -------------------------
                                                                                  ----------- -------------
                                                                                     2001         2000
                               Deferred tax liabilities:
                                    Intangible assets.................................$8,903........$7,883
                                                                                  ----------- -------------
                                                                                  ----------- -------------

                               Deferred tax assets:                                        -
                                   Cash to accrual adjustment......................................... 235
                                   Accrued liabilities and others........................741.........1,529
                                   Net operating loss..................................1,706.......... 752
                                                                                  ----------- -------------
                                                                                  ----------- -------------
                                                                                       2,447         2,516
                               Net deferred tax assets (liabilities)................($6,456)......($5,367)
                                                                                  =========== =============

        In assessing the realizability of deferred tax assets, we consider the likelihood that some portion or all of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. Accordingly, no valuation allowance is deemed necessary.

9. LONG TERM DEBT

                                                                               As of December 31,
                                                                               -------------------
                                                                               --------- ---------
                                                                                 2001      2000
                                 Term loan payable to banks                        $  -   $49,500
                                 Revolving credit loan payable to banks               -     7,000
                                 Notes payable to former shareholder of
                                 acquired                                         7,125     8,073
                                   businesses
                                                                                  7,125    64,573
                                 Less current maturities                          1,046    11,968
                                                                                 $6,079   $52,605

        Credit Facility —In December 2001, we amended our December 28, 1999 credit facility to increase the Revolving Credit Facility from $62 million to $103.2 million. There is no longer a term loan portion of this facility. We paid off the term portion under the old agreement in December 2001 with the approximately $66.0 million of proceeds from the sale of 3,693,750 shares of our common stock in our November 2001 secondary offering. Any outstanding debt on December 31, 2002 will convert from the revolving credit facility to term debt and will amortize under the term facility agreement.

        The restrictive covenants under the new loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders’ equity), and a maximum ratio of debt to capitalization. We were in compliance with all its restrictive covenants as of December 31, 2001.

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

        We entered into three interest rate swap agreements with a bank affiliated with the lending group to set the interest rates. As a result of the pay off of the debt in November 2001 with the proceeds from the secondary offering, we were unable to continue our hedging program with these swaps. We recorded $2.0 million as interest expense for the year ended December 31, 2001 related to these interest rate swaps.

     Phynque, Inc. Notes. In connection with the purchase of Phynque, Inc. d/b/a Management Compensation Group/Healthcare, Clark/Bardes Consulting, issued an $8.7 million promissory note payable in thirty-two equal quarterly installments of principal and interest at 10%. A portion of the promissory note is guaranteed personally by W. T. Wamberg, Chairman and Chief Executive Officer of Clark/Bardes, Inc.

     At December 31, 2001, future payments under all financing arrangements are as follows:

                                                      2002            $1,046
                                                      2003             1,154
                                                      2004             1,274
                                                      2005             1,407
                                                      2006             1,553
                                                      Thereafter         691
                                                                    ---------
                                                                    ---------
                                                                      $7,125
                                                                    =========

10. STOCKHOLDERS' EQUITY

        On June 7, 1999, we sold 1,000,000 shares of common stock to Conning Insurance Capital Partnership V, L.P. for $16.9 million, net of expenses, in a private placement transaction. The proceeds from this sale were used for debt reduction and acquisitions.

        During 1999, we also issued shares of our common stock in connection with certain acquisitions:

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

     During 2000, we also issued shares of common stock in connection with acquisitions:

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

        A number of option holders exercised their options to purchase 120,990 net of shares exchanged in payment during 2000. The excess of the market value of the shares issued over the shares received in exchange was $405,000 and produced a federal income tax benefit of $245,000.

        On November 15, 2001, we sold 3,693,750 common shares in an underwritten public offering for $65.4 million or $17.70 per share, net of expenses. The entire net proceeds were used to repay the outstanding revolver and term loan balances under our credit facility.

     During 2001, we also issued shares for the following:

  45,106 shares in earn-out distributions to former owners of purchased businesses
  39,558 shares to acquire the net assets of Lyons Compensation and Benefits
  70,347 shares, net of shares exchanged, to option holders exercising their stock options. The excess of the value of the shares exercised over the option price produced an income tax benefit of $196,000.

11. FINANCIAL INSTRUMENTS

        Derivative Financial Instruments. We have used derivatives only for hedging purposes. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the Company’s consolidated financial statements.

        Cash Flow Hedging Strategy. We entered into three interest-rate swap agreements for interest-rate risk exposure management purposes. The interest-rate swap agreement effectively modified our exposure to interest rate risk by converting our floating rate debt to a fixed rate based on LIBOR. As a result of the repayment of debt discussed below, we incurred an interest charge of approximately $2.0 million related to these interest rate swaps in 2001. On December 21, 2001, we repaid $41.2 of the hedged term debt from the proceeds of the sale of 3,693,750 shares of our common stock in a public offering on November 15, 2001. As a result of the repayment, the cash flow hedge has been effectively discontinued and therefore the $2.0 million related to the settlement of the swaps has been recognized as a component of interest expense in our December 31, 2001 statement of income.

        Concentrations of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts receivable, and derivatives.

        We maintain cash and cash equivalents and short-term investments only with financial institutions having the highest ratings of liquidity. Concentration of credit risk with respect to accounts receivable are minimal because a majority of our receivables are with insurance carriers that have high credit ratings. We are exposed to credit risk in the event of non-performance by counterparties to derivative instruments. We limit this exposure by entering into swap arrangements with one of the members of our group of lending banks.

        The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

        Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

        Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

        Long- and short-term debt: The carrying amounts of the borrowings under our loan arrangements approximate their fair value. The fair values of the long-term debt are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

        The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

                                                                              As of December 31,
                                                             ------------------------------------------------------
                                                             ------------------------- ----------------------------
                                                                       2001                       2000
                                                               Carrying       Fair      Carrying        Fair
                                                                Amount        Value      Amount         Value
                        Cash and cash equivalent..................$10,207...  $10,207       $7,598          $7,598
                        Accounts and notes receivable..............50,927...   50,927       31,134          31,134
                        Accounts payable............................4,767...    4,767       10,786          10,786
                        Short-term debt.............................1,046...    1,046       11,968          11,968
                        Long-term debt..............................6,079...    6,079       52,605          52,605
                        Interest rate swaps.........................2,043...    2,043        -                   7

12. BENEFIT PLANS

        Incentive Stock Option Plan. The Incentive Stock Option Plan provided certain employees options to purchase shares for $4.80 and $7.00 per share; 190,832 shares were granted and no additional options may be granted under this program. The $4.80 and $7.00 options became fully vested at the date of the Initial Public Offering. The options expire ten years from the grant date and are voided within 90 days of the employee’s termination or one year from date of death.

        1998 Stock Option Plan. In 1998, the Board of Directors approved a stock option plan providing for certain employees, directors and consultants to purchase shares at the fair market value at the time the option is granted. The Plan is administered by a committee of non-employee directors who have full discretion to determine participation, vesting and term of the option, at the time of the grant providing that no option may have a term greater than ten years from the date of the grant. A total of 2.0 million shares are reserved for issuance under this plan.

        1998 Non-Employee Director Stock Option Plan. A total of 100,000 shares of our common stock has been reserved for issuance under our Non-Employee Director Plan approved by the Board of Directors in January 2000. The non-employee director plan is administered by the compensation committee of the board. Only nonqualified options may be granted and all of our non-employee directors participate in the plan. The plan provides for the automatic grant of stock options to purchase 10,000 shares of our common stock to each newly elected non-employee director on the first day of the month following the election. The plan also provides for the automatic grant of stock options to purchase 4,000 shares of our common stock to continuing non-employee directors on the first day of the month immediately following our annual stockholder meeting. The exercise price for stock options granted under the non-employee director plan is the fair market value of our common stock on the date of grant.

        As of December 31, 2001, 85,110 options had been granted under the non-employee director plan and a total of 14,890 shares of our common stock remain available for grant.

     The following table summarizes the combined status of all of our stock option plans.

                                                                                                  Weighted
                                                                                                  Average
                                                                               Options         Exercise Price
                                                                            --------------- ---------------------
                                                                            --------------- ---------------------
    Outstanding at January 1, 1999....................................             671,521                $ 7.67
      Granted.........................................................             586,321               $ 15.52
      Exercised.......................................................             (1,250)                $ 9.00
      Forfeited.......................................................            (18,750)               $ 16.30
                                                                            ---------------
                                                                            ---------------
    Outstanding at December 31, 1999.......                                      1,237,842               $ 11.51
      Granted.........................................................             338,100               $ 12.89
      Exercised.......................................................           (167,866)                $ 6.35
      Forfeited.......................................................            (30,800)               $ 12.51
                                                                            ---------------
                                                                            ---------------
    Outstanding at December 31, 2000.......                                      1,377,276               $ 12.56
      Granted.........................................................             541,100               $ 17.28
      Exercised.......................................................           (119,440)                $ 8.44
      Forfeited.......................................................            (38,300)               $ 15.40
                                                                            ---------------
                                                                            ---------------
    Outstanding at December 31, 2001..................................           1,760,636               $ 14.23
                                                                            ===============
                                                                            ===============
    Exercisable at December 31, 2001..................................             824,742               $ 11.62
                                                                            ===============

        The options granted in 1999 include 263,300 issued to executives and employees of the Healthcare Group segment in connection with the acquisition of MCG/Healthcare. These options vest at the rate of 20% per year beginning in 1999 but are subject to certain forfeiture provisions if the segment fails to attain certain financial performance goals.

     The following table summarizes the stock options outstanding and exercisable:

                                           Options Outstanding                    Options Exercisable

----------------------------------------------------------------------------- -------------------------------
---------------------- ----------------- --------------------- -------------- ----------------- -------------
                                               Weighted          Weighted                         Weighted
                                               Average            Average                          Average
    Range of                Number            Remaining          Exercise          Number         Exercise
 Exercise Prices         Outstanding       Contractual Life        Price        Exercisable         Price
                                               (years)

        $4.80 - $7.00            93,799          5.2                   $5.64            93,799         $5.64
                $9.00           291,416          5.2                   $9.00           255,166         $9.00
       $9.88 - $11.50           325,700          8.3                  $10.00           100,267        $10.09
      $11.75 - $14.50           193,200          9.2                  $13.64           122,363        $13.23
      $14.75 - $15.93           195,000          7.8                  $14.95           112,587        $14.92
      $16.63 - $18.13           436,521          7.3                  $16.80           130,560        $16.96
      $23.55 - $25.28           225,000          10.0                 $25.20            10,000        $23.55
                       -----------------                                      -----------------
                       -----------------                                      -----------------
                              1,760,636                                                824,742

        We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

        Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. We have elected to remain on the current method of accounting as described above, and have adopted the disclosure requirements of SFAS No. 123.

        The pro forma information regarding net income and earnings per share required by SFAS 123 has been determined as if we accounted for our stock based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively:

                                                                   2001         2000            1999
     Dividend yield................................................None         None            None
     Volatility...................................................64.17%        64.3%          185.0%
     Risk-free interest rates......................................5.4%         5.1%            6.3%
     Expected life (years)..........................................6..           6              6

        The estimated average fair values of options outstanding in 2001, 2000, and 1999 were $9.00, $9.03, and $9.88 respectively. Had compensation cost for our stock-based compensation plans been determined in accordance with SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                Year Ended December 31,
                                                                           -----------------------------------
                                                                           ------------ ------------ ---------
                                                                              2001         2000        1999
Net income
  As reported......................................................            $16,012      $11,448  $ 8,831
  Pro forma........................................................            $14,136      $10,668  $ 7,777
Diluted earnings per common and common equivalent share
  As reported......................................................              $1.18       $ 1.05   $ .95
  Pro forma........................................................              $1.04        $ .98   $ .83

        These pro forma amounts are not likely to be representative of the effect on reported net income for future years.

        Savings Investment Plan. The Savings Investment Plan is a defined contribution profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, covering substantially all eligible employees. At our discretion, we may contribute up to 100% of an eligible participant’s contributions to the Plan up to a maximum of 3% of salary. Company contributions to the Plan were $1.1 million, $746,000 and $388,000 for the years ended December 31, 2001, 2000, and 1999 respectively.

        Stock Purchase Plan. On July 10, 1998, the Board of Directors adopted the Stock Purchase Plan, under which a total of 200,000 shares of common stock have been reserved for issuance. Any employee who has been employed for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

        The Stock Purchase Plan consists of eight semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 1999, 2000, 2001 and 2002, and terminating on June 30 and December 31 of each such year. The maximum number of shares issued in such years will be 50,000 in 1999, and 50,000 plus the number of unissued shares from prior offerings for subsequent periods. The price of the shares under each offering segment is 85% of the lower of the closing market price on the day before the offering period begins or on the day the offering period ends.

        We have, for the six expired periods prior to December 31, 2001, determined that we will purchase the requisite shares on the open market and have not issued any additional shares to fulfill this obligation. Future fulfillment under this Plan may be made through open market purchases or unissued shares, at our discretion.

        During 2001, our employees purchased 52,663 shares of common stock at an average cost, to them, of $13.00 per share. Our open market purchases of these shares for the employees were made at an average cost of $11.67 per share.

        Key Executive Life Insurance. We maintain key man life insurance policies of $50.0 million on our Chairman and Chief Executive Officer and policies ranging from $4.0 to $8.5 million on certain other key executives. As part of our Chairman and Chief Executive Officer’s employment agreement, we agree to use the proceeds from the key man life insurance to purchase from the Chairman’s estate up to $20 million of common stock at the closing price on the last trading day immediately preceding his death.

13. COMMITMENTS

        Leases — We conduct operations from leased office facilities. We expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown in the table below.

        Rental expense for the years ended December 31, 2001, 2000, and, 1999 was $6.0 million, $4.1 million, and $2.0 million, respectively.

     At December 31, 2001, approximate minimum rental commitments under all non-cancelable leases having terms in excess of a year are as follows:

                                                       2002           $7,269
                                                       2003            6,052
                                                       2004            5,701
                                                       2005            5,203
                                                       2006            4,288
                                                       Thereafter      7,007
                                                                     --------

14. RELATED PARTY TRANSACTIONS

        A summary of our related party balances and transactions at December 31, 2001, 2000, and 1999 and for the years then ended are:

                                                                            2001    2000     1999
                                Balances:
                                  Accounts   receivable  --  officers  and     $-      $64      $20
                                directors
                                  Accounts receivable-- affiliates             --       --     $461
                                  Accrued liabilities                         $23      $25      $26

                                Transactions:
                                  Commissions and service fees                 $6       --   $1,434
                                  Commission and fee expense                   --      $25   $8,071
                                  General and administrative expense         $347     $154      $45

        We entered into compensation and employment agreements with certain key employees. The agreements provide for an indefinite employment term, compensation, stock bonuses, expense reimbursements and participation in benefit plans and are subject to the employees’ compliance with certain provisions. In addition, nine administrative employees of the Company’s Healthcare Group are entitled to a severance payment in the event they voluntarily terminate their employment. This was an obligation of MCG/ Healthcare at the time of its acquisition and was valued at $1.1 million at December 31, 2001.

        Chairman and Chief Executive Officer, Mr. Wamberg and Clark/Bardes, Inc. were parties to a Principal Office Agreement dated July 29, 1993, pursuant to which The Wamberg Organization marketed life insurance and administrative and consulting services on our behalf, and we furnished support to The Wamberg Organization. Pursuant to the terms of the Principal Office Agreement, The Wamberg Organization was paid approximately $8.1 million in 1999 for commissions and fees earned. This agreement was subsequently terminated on September 1, 1999, as a result of the acquisition of The Wamberg Organization.

        In connection with the acquisition of the Wamberg Organization in September 1999, the asset purchase agreement provided for additional payments to W.T. Wamberg, our chief executive officer and previous owner of the Wamberg Organization, upon attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002. As of December 31, 2001, the financial objectives for those years have been met and a total cash payment of $8.3 million was made to W. T. Wamberg and recorded as additional purchase price. The Board of Directors has approved the distribution of The Wamberg Organization 2002 earnout payment prior to the date we are obligated to distribute the proceeds. The earnout target has been achieved and the payment will be made but discounted for the time value of money. $3.5 million was accrued for this payment in the consolidated financial statements at December 31, 2001.

     We lease 16,266 square feet of office space controlled by Mr. Wamberg for an annual rental of approximately $260,000, under a lease expiring on February 21, 2009.

        During 2001, we paid William Seidman, a member of our Board of Directors, $75,000 for services in connection with the evaluation of a potential acquisition target.

        Our Chairman and Chief Executive officer, Tom Wamberg and Richard Chapman, Executive Vice-President of Clark/Bardes, Inc. and President of the Banking Practice, have collectively invested $1 million in a company which George Dalton, a member of our Board of Directors is founder and majority shareholder.

        William Archer, a member of our Board of Directors since February 2001, is a senior policy advisor at Pricewaterhouse Coopers LLP. We previously engaged Pricewaterhouse Coopers LLP to perform various consulting related to the installation of our wide area network and a knowledge management system at one of our compensation consulting practices. During 2001, we paid approximately $726,000 to Pricewaterhouse Coopers LLP for these services.

        Fox-Pitt Kelton, co-manager of our November 2001 secondary offering owns Conning Capital Partners. Steve Piaker, a member of our Board of Directors, is a partner with Conning Capital Partners.

        We have transactions with affiliated entities. We provide services for these affiliates and are reimbursed for these services at the Company’s respective costs. Among these affiliates is Clark/Bardes Financial Services, Inc. (“CBFS”) a registered broker-dealer through which we sell all of our securities products and receive a commission. CBFS is consolidated with our results and all intercompany transactions are eliminated.

        We funded our deferred compensation plan at year end with an insurance policy under which we recognized revenue of $560,000 as stated in our revenue recognition policy. The employment agreement with one of our division presidents was revised in December 2001 to change bonuses for key performance measures. No cash payments were made in December 2001, however $250,000 was accrued as the amount that has been earned to date under the new agreement.

15. EARNINGS PER SHARE

        The following table sets forth the computation of historical basic and diluted earnings per share:

                                                                             Year Ended December 31,
                                                                         2001         2000         1999
                                                                             (dollars in thousands)
                        Numerator:
                          Net income for basic and diluted  earnings      $16,012      $11,448       $8,831
                        per share
                                                                      ------------ ------------ ------------
                        Denominator:
                          Basic   earnings   per  share --  weighted
                        average                                        13,162,899   10,744,718    9,077,775
                             Shares
                          Effect of dilutive securities:
                          Stock options                                   412,931      135,375      251,164
                          Diluted  earnings  per  share --  weighted
                        average                                        13,575,830   10,880,093    9,328,939
                             shares plus assumed conversions
                                                                      ============ ============ ============
                                                                      ============ ============ ============
                        Per share:
                          Basic earnings                                    $1.22        $1.07        $0.97
                                                                      ============ ============ ============
                                                                      ============ ============ ============
                          Diluted earnings                                  $1.18        $1.05        $0.95
                                                                      ============ ============ ============

16. SIGNIFICANT RISKS AND UNCERTAINTIES

     Federal tax laws create certain advantages for the purchase of life insurance products by individuals and corporations; therefore the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in tax legislation and policy.

        In recent years, the Internal Revenue Service (“IRS”) has begun two major enforcement initiatives.  The first initiative is to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995.  As a result, these programs will be less financially beneficial to our clients.  The IRS has prevailed on the majority of cases it has litigated related to this initiative.  While we stopped selling leveraged business-owned life insurance programs around the time of this initiative and we do not expect any adverse impact on our revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client’s decision to continue or surrender an existing leveraged business-owned life insurance program.  The second initiative relates to the tax treatment accorded split dollar life insurance arrangements.

        A recent IRS Notice and forthcoming Treasury regulations, change the manner in which split dollar arrangements will be taxed in the future.  The new treatment will be, in certain respects, less attractive than the historical tax treatment of split dollar arrangements.  Consequently, this initiative could result in reduced revenue from split dollar arrangements.

17. SEGMENTS AND RELATED INFORMATION

     We have five reportable segments:

  Compensation Resource Group
  Banking Practice
  Healthcare Group
  Pearl Meyer and Partners
  Rewards and Performance

        On September 6, 2000, we acquired all of the outstanding common stock of Compensation Resource Group, Inc. (CRG) an independent company specializing in the design, marketing and administration of non-qualified executive compensation plans using company owned life insurance products. In acquiring CRG, we reorganized as follows:

  The segment formerly known as Clark/Bardes was renamed Compensation Resource Group and consists of a Los Angeles, California headquarters with service centers in Dallas, Texas and Bethesda, Maryland.
  The bank owned life insurance product sold by the former Clark/Bardes segment was transferred to the Banking Practice thus placing all of our bank owned life insurance business in one segment, commencing January, 2001.

        The Healthcare Group became a segment with the acquisition of Phynque, Inc. (d.b.a. MCG Healthcare) on April 5, 1999. Pearl Meyer & Partners, Inc. (formerly Compensation Consulting) became our fourth segment when it was acquired on June 21, 2000. On March 12, 2001, we acquired the assets and business of Rich, Florin/Solutions, Inc. (f.d.b.a Executive Alliance) and it became the fifth operating segment – Rewards and Performance (formerly Corporate Practice), specializing in technical and middle management compensation consulting. The performance of Pearl Meyer & Partners was negatively impacted by the events of September 11, 2001 during the later half of 3rd quarter and the beginning of 4th quarter.

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

                                                                            For the Year Ended December 31,
                                                                          -------------------------------------
                                                                          ------------ ------------ -----------
                                                                             2001         2000         1999
                    Revenues from External Customers
                    Compensation Resource Group                               $93,791     $ 47,142    $ 32,421
                    Banking Practice                                           91,761       71,618      71,891
                    Healthcare Group                                           25,224       22,139      16,448
                    Pearl Meyer and Partners                                   11,248        6,027          --
                    Rewards and Performance                                     8,667           --          --
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Total segments-- reported                            230,691      146,926     120,760
                    Reconciling items                                               -          687          --
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Total consolidated-- reported                       $230,691     $147,613    $120,760
                                                                          ============ ============ ===========
                                                                          ============ ============ ===========
                    Operating Income and Income Before Taxes
                    Compensation Resource Group                               $11,523       $8,931      $7,581
                    Banking Practice                                           31,265       19,260      15,790
                    Healthcare Group                                          (1,334)          601         623
                    Pearl Meyer and Partners                                    1,421        1,306          --
                    Rewards and Performance                                     2,680           --          --
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Total segments-- reported                             45,555       30,098      23,994
                    Corporate overhead                                       (11,678)      (9,134)     (5,865)
                    Writeoff of Insurance Alliance Group                      (2,070)           --          --
                    Non-operating income                                           98        1,001          --
                    Interest-- net (1)                                        (7,168)      (4,692)     (3,219)
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Income before taxes                                  $24,737      $17,273     $14,910
                                                                          ============ ============ ===========
                                                                          ============ ============ ===========
                    Depreciation and Amortization
                    Compensation Resource Group                                $6,778       $2,511      $1,336
                    Banking Practice                                            2,128        2,955       2,296
                    Healthcare Group                                            3,256        2,479       1,600
                    Pearl Meyer and Partners                                    1,653          783          --
                    Rewards and Performance                                       496           --          --
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Total segments-- reported                             14,311        8,728       5,232
                    Reconciling items                                             355        (149)          --
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Total consolidated-- reported                        $14,666       $8,579      $5,232
                                                                          ============ ============ ===========
                    Identifiable Assets
                    Compensation Resource Group                               $93,743      $83,964     $29,542
                    Banking Practice                                           79,720       65,156      59,579
                    Healthcare Group                                           41,520       33,768      35,456
                    Pearl Meyer and Partners                                   31,670       29,627          --
                    Rewards and Performance                                    16,364           --          --
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Total segments-- reported                            263,017      212,515     124,577
                    Deferred tax asset                                            690        1,861         947
                    Holding company assets-- non operating                      6,224        5,479          --
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Total consolidated-- reported                       $269,931     $219,855    $125,524
                                                                          ============ ============ ===========
                                                                          ============ ============ ===========
                    Capital Expenditures
                    Compensation Resource Group                                 $1352       $1,091        $878
                    Banking Practice                                              724        1,161         498
                    Healthcare Group                                            1,117          663       2,812
                    Pearl Meyer and Partners                                    1,104          550          --
                    Rewards and Performance                                       154           --          --
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Total segments-- reported                              4,451        3,465       4,188
                    Reconciling items                                             554           32          --
                                                                          ------------ ------------ -----------
                                                                          ------------ ------------ -----------
                         Total consolidated-- reported                         $5,005       $3,497      $4,188
                                                                          ============ ============ ===========

                  (1) Includes $2.0 million of interest expense incurred related to our interest rate swaps.

        Geographic Information — Virtually all the our revenue is derived from clients located in the United States.

        Major Customers and Clients — We derive our revenues from the commissions we earn from the carriers we represent, based on sales of benefit programs on behalf of those carriers, to our clients. We generated in excess of 25% of our revenue in 2001 from 22 clients in 2000 from 17 clients, and in 1999 from 8 clients, respectively. None of the Banking Practice or Healthcare Group carriers accounted for more than 10% of revenue. Approximately 15.2% of our commission and fee revenue for the year ended 1999, was generated by The Wamberg Organization, which was wholly owned by our Chairman and Chief Executive Officer. Substantially all of the policies underlying the programs marketed by us are underwritten by 20 life insurance companies, of which seven accounted for approximately 60% of our first year revenue for the year ended December 31, 2001, 66.3% for the year ended December 31, 2000 and 63.1% for the year ended December 31, 1999.

18. ADDITIONAL FINANCIAL INFORMATION

     Statement of Income-- In 2001, non-operating income includes $191,000 of life insurance proceeds as a result of the death of an executive and $93,000 on the loss of sale of fixed assets.

     In 2000, non-operating income includes $1.0 million death benefit proceeds under a key person insurance policy as the result of the death of an executive of the Banking Practice.

19. LITIGATION

        From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations under agreements with our consultants. The following is a summary of the current material legal proceedings pending against us.

Constellation Energy Group, Inc. and Baltimore Gas and Electric Company, et al. v. Clark/Bardes, Inc. and New York Life Insurance and Annuity Corporation.

        On July 25, 2000, Constellation Energy Group, Inc. (“Constellation”) and related entities filed a civil action against us in the U.S. District Court for the District of Maryland. On September 14, 2001, Constellation amended its complaint and added New York Life Insurance and Annuity Corporation as a defendant. Constellation claims that we failed to take proper action in connection with the administration of an employee benefit life insurance program, resulting in claimed damages of $7.5 million and pre-judgment interest, post-judgment interest, costs and expenses.

        We believe we have meritorious defenses to these claims, intend to deny all allegations and to vigorously defend these claims. Our insurance carrier has acknowledged certain coverage for this action in the event we do not prevail.

Madge A. Kunkel, individually and as Personal Representative of the Estate of Donald B. Kunkel, M.D., deceased vs. Banner Health System, et al.

        On February 2, 2001, an action was commenced in the Superior Court of Maricopa County, Arizona against various defendants including our Healthcare Group. Ms. Kunkel alleges that her deceased husband was entitled to a life insurance policy in the face amount of $525,000 to be issued by the defendant insurance company under a split dollar life insurance plan sponsored by his defendant employer which was administered by our Healthcare Group. According to the complaint, Dr. Kunkel died before the initial premium was paid by his employer and before the policy was issued. The matter has been submitted to our insurance carriers. We believe we have meritorious defenses to this claim and we intend to vigorously defend the matter.

Frieda Shuster, et al. v. Hyder Mirza, et al. including Clark/Bardes, Inc.

     On May 30, 2001, we were named a defendant in a lawsuit filed in the District Court of LaSalle County, Texas alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified.

        We deny any and all claims and allegations in this action and intend to vigorously defend this matter. The matter is covered by our existing insurance.

20. INTERIM FINANCIAL DATA (UNAUDITED)

        The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

                                    Dec.       Sept.       June        Mar.       Dec.       Sept.       June        Mar.
                                    2001        2001       2001        2001       2000        2000       2000        2000
       Revenue                      $77,264     $43,922    $43,468     $66,037    $57,457     $34,645    $24,364     $31,147
         % of annual                  33.5%       19.1%      18.8%       28.6%      38.9%       23.5%      16.5%       21.1%

       Gross profit                  47,260      29,950     30,398      39,081     37,322      22,888     16,336      20,263
         Ratio                        61.2%       68.2%      69.9%       59.2%      65.0%       66.1%      67.0%       65.1%
       Operating expenses            27,932      24,053     24,617      24,650     21,705      17,875     14,114      15,013
       Amortization                   2,934       2,887      2,940       2,799      2,540       1,933      1,329       1,335
       Operating income(1)           14,324       3,010      2,841      11,632     13,076       3,080        893       3,915

         % of revenue                 18.5%        6.9%       6.5%       17.6%      22.8%        8.9%       3.7%       12.6%
         % of gross profit            30.3%       10.1%       9.3%       29.8%      35.0%       13.5%       5.5%       19.3%

       Non-operating (expense)
       income                          (21)           -       (72)         191      1,001           -          -           -
       Interest  expense --  net      3,224       1,206      1,447       1,291      1,587       1,407        847         851
       (2)
       Income taxes                   3,946          39        422       4,318      4,151         514      (113)       1,273
       Net income                    $7,133      $1,765       $900      $6,214     $8,339      $1,159       $159      $1,791

       Per diluted common share       $0.48       $0.13      $0.07       $0.49      $0.65       $0.11      $0.02       $0.18

    (1) In the fourth  quarter of 2001, we incurred an unusual  operating  expense of $2.1 million in connection  with the writedown of assets acquired from Insurance Alliances Group.

    (2) As we paid off the bank debt during the fourth  quarter of 2001,  we were unable to continue  our hedging  program and incurred
    $2.0 million of interest expense related to our interest rate swaps.

21. SUBSEQUENT EVENTS (UNAUDITED)

        On March 7, 2002, our stock which was previously traded on the NASDAQ under the symbol of CLKB, began trading on the New York Stock Exchange under the symbol of CBC.

        On February 26, 2002, we announced the signing of a letter of intent to purchase Comiskey Kaufman, Inc. Comiskey Kaufman is a Houston, Texas based provider of executive benefits consulting for major companies in the Southwest, primarily in Texas. Consummation of the purchase is subject to the approval of both Companies’ Board of Directors, our lending banks and the satisfactory completion of financial and business due diligence. The acquisition is expected to close on or before April 30, 2002.

        On February 25, 2002, we announced the purchase of the Federal Policy Group of PricewaterhouseCoopers based in Washington, D.C. Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations and other businesses before the government on legislative and regulatory policy matters. The purchase price was $11.0 million before expenses consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments consisting of cash and stock over the next four years based upon attainment of established performance criteria.

        On January 29, 2002, our Board of Directors approved the increase of authorized common shares from 20 million to 40 million. This proposal will be submitted to the shareholders for approval at the April 30, 2002 Annual Shareholder meeting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            CLARK/BARDES, INC.

                                                       By:  /s/ W.T. WAMBERG
                                                            W. T. Wamberg
                                                            President and Chief Executive Officer

Date: March 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ W.T. WAMBERG              Chairman of the Board, President,                March 22, 2002
    ------------------------------------------
    ------------------------------------------
                  W. T. Wamberg                  Chief Executive Officer and Director

               /s/ THOMAS M. PYRA              Vice President and Chief Financial               March 22, 2002
    ------------------------------------------
    ------------------------------------------
                 Thomas M. Pyra                  Officer, Principal Accounting
                                                 Officer and Chief Operating Officer

             /s/ RANDOLPH A. POHLMAN           Director                                         March 22, 2002
    ------------------------------------------
    ------------------------------------------
               Randolph A. Pohlman

             /s/ L. WILLIAM SEIDMAN            Director                                         March 22, 2002
    ------------------------------------------
    ------------------------------------------
               L. William Seidman

              /s/ GEORGE D. DALTON             Director                                         March 22, 2002
    ------------------------------------------
    ------------------------------------------
                George D. Dalton

              /s/ STEVEN F. PIAKER             Director                                         March 22, 2002
    ------------------------------------------
    ------------------------------------------
                Steven F. Piaker

                 /s/ BILL ARCHER               Director                                         March 22, 2002
    ------------------------------------------
    ------------------------------------------
                   Bill Archer

EXHIBIT INDEX

2.1      Reorganization Agreement, dated as of July 30, 1998, by an among Clark/Bardes Holdings, Inc., Clark/Bardes, Inc. and the
         Predecessor Company (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes' Registration Statement on Form S-1,
         File No. 333-56799).

2.2      Asset Purchase Agreement, dated September 5, 1997, among Clark/Bardes, Inc., Bank Compensation Strategies, Inc., et al.
         (Incorporated herein by reference to Exhibit 2.3 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

2.3      Asset Purchase Agreement, dated September 18, 1998, with Schoenke & Associates Corporation, Schoenke & Associates Securities
         Corporation and Raymond F. Schoenke, Jr. (Incorporated herein by reference to Exhibit 2.2 of Clark/Bardes' Current Report on
         Form 8-K, File No. 000-24769, filed with the SEC on October 2, 1998).

2.4      Asset Purchase Agreement, dated April l5, 1999, by and among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc., Phynque, Inc.,
         and certain shareholders of Phynque, Inc. (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes' Current Report on Form 8-K, File No. 000-24769, filed with the SEC on April 20, 1999).

2.5      Asset and Stock Purchase Agreement, dated September 1, 1999, by and among Clark/Bardes, Inc. and The Wamberg Organization
         Inc. and W.T. Wamberg  (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes' Current Report on Form 8-K, File
         No. 000-24769, filed with the SEC on September 16, 1999).

2.6      Stock Purchase Agreement, dated June 21, 2000 by and among Clark/Bardes, Inc. and Clark/Bardes Holdings, Inc. as Purchasers
         and Pearl Meyer, Diane Posnak, Steven E. Hall, Rhonda C. Edelman, Claude E. Johnston and David E. Swinford as Stockholders
         (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes Current Report on Form 8-K, File No. 000-24769, filed with the SEC on July 5, 2000).

2.7      Agreement of Merger and Plan of Reorganization, dated September 6, 2000, by and among Clark/Bardes Holdings, Inc., and
         Clark/Bardes Acquisition, Inc., and Compensation Resource Group, Inc. and William L. MacDonald, Sr. (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes Current Report on Form 8-K, File No. 000-24769, filed with the SEC on September 11,
         2000).

2.8      Asset Purchase Agreement, dated March 12, 2001, by and among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc., Rich,
         Florin/Solutions, Inc., Rich, Florin/Solutions Trust and certain shareholders of Rich, Florin/Solutions, Inc. (Incorporated herein by reference to Exhibit 2.8 of Clark/Bardes' Registration Statement on Form S-3, File No. 333-72232, filed with the
         SEC on November 2, 2001).

2.9      Asset Purchase Agreement, dated August 31, 2001, by and among Clark/Bardes Consulting, Inc., Clark/Bardes, Inc. Lyons
         Compensation & Benefits, LLC and certain shareholders of Lyons Compensation & Benefits, LLC (Incorporated herein by reference to Exhibit 29 of Clark/Bardes' Registration Statement on Form S-3, File No. 333-72232, filed with the SEC on
         November 2, 2001).

2.10     Membership Interests Purchase Agreement regarding FTPG LLC, dated February 25, 2002, by and among Clark/Bardes, Inc.,
         Clark/Bardes Consulting, Inc. and Pricewaterhouse Coopers LLP, Kenneth J. Kies, Patrick J. Raffaniello and FTPG LLC.*

3.1      Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 of Clark/Bardes'
         Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

3.2      Certificate of Amendment of Certificate of Incorporation of Clark/Bardes, Inc. (incorporated herein by reference to Exhibit
         3.3 to Amendment No.1 to the Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799), filed with the SEC on
         July 27, 1998).

3.3      Certificate of Amendment of Certificate of Incorporation of Clark/Bardes, Inc. (incorporated herein by reference to Exhibit
         5 of Clark/Bardes' Registration Statement on Form 8-A, filed with the SEC on February 28, 2002).

3.4      Bylaws of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.2 of Clark/Bardes' Registration Statement on
         Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

3.5      Certificate of Designation (Incorporated herein by reference to Exhibit 3.4 of Clark/ Bardes' Registration Statement on Form
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

10.1     Clark/Bardes, Inc. 1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of Clark/Bardes' Registration
         Statement on Form S-1, File No. 333-56799).

10.2     Clark/Bardes Consulting, Inc. Execu-FLEX Benefit Plan, restated effective as of June 1, 2001.*

               (a) Amendment No. 1 to Clark/Bardes Consulting, Inc. Execu-FLEX Benefit Plan, effective as of January 1, 2002.*

10.3     Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes Securities, Inc. (Incorporated
         herein by reference to Exhibit 10.3 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

10.4     Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes, Inc. of Pennsylvania
         (Incorporated herein by reference to Exhibit 10.4 of Clark/Bardes Registration Statement on Form S-1, File No. 333-56799).

10.5     Letter of Agreement, dated July 24, 1998, to Great-West, Life Investors and Nationwide (Incorporated herein by reference to
         Exhibit 10.34 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

10.6     Tax Indemnity Agreement by and between Clark/Bardes Holdings, Inc., Clark/ Bardes, Inc. and certain former Shareholders of the Predecessor Company (Incorporated herein by reference to Exhibit 10.28 of Clark/Bardes' Registration Statement on Form
         S-1, File No. 333-56799).

10.7     Lease Agreement, dated April 24, 1998, by and between Northland Center Limited Partnership and Clark/Bardes, Inc.
         (Incorporated herein by reference to Exhibit 10.16 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

10.8     Sublease Agreement, dated as of September 1, 1999, between Clark/Bardes, Inc. and The Wamberg Organization (Incorporated
         herein by reference to Exhibit 10.49 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 12, 1999).

10.9     Form of Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Clark/Bardes' Registration
         Statement on Form S-1, File No. 333-56799).

10.10    1998 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.7 of Clark/Bardes' Registration
         Statement on Form S-8, File No. 333-68163, filed with the SEC on December 1, 1998).

10.11    Form of Clark/Bardes, Inc. 401(k) Savings Plan (Incorporated herein by reference to Exhibit 4.3 of Clark/Bardes'
         Registration Statement on Form S-8, File No. 333-68982, filed with the SEC on September 5, 2001).

10.12    Employment Agreement dated October 30, 2001 by and between Clark/ Bardes, Inc. and Thomas M. Pyra.*

10.13    Form of Employment Agreement dated April 5, 1999 by and between Clark/Bardes, Inc. and Donald Wegmiller  (Incorporated
         herein by reference to Exhibit 10.47 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on August 16, 1999).

10.14    Employment Agreement effective August 14, 2001 by and between Clark/Bardes, Inc. and Richard C. Chapman.*

10.15    Employment Agreement, dated as of September 1, 1999, by and between Clark/Bardes Holdings, Inc. and W.T. Wamberg
         (Incorporated herein by reference to Exhibit 10.48 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 12, 1999).

               (a) First Amendment, dated March 6, 2002, to the Employment Agreement by and between Clark/Bardes Holdings, Inc. and
                   W.T. Wamberg*

10.16    Employment Agreement dated as of March 1, 2001 by and between Clark/Bardes Holdings, Inc. and James C. Bean.*

               (a)Amendment to the Employment Agreement between James C. Bean and Clark/Bardes Consulting dated November 5, 2001.*

10.17    Amended and Restated Credit Agreement, dated as of December 28, 1999 among Clark/Bardes, Inc. as Borrower, Bank One Texas,
         NA as Administrative Agent, U.S. Bank National Association as Co-Agent, Certain Financial Institutions as Lenders, and Bank
         One Capital Markets, Inc. as Lead Arranger and Sole Book Runner (Incorporated herein by reference to Exhibit 10.50 of
         Clark/Bardes' Annual Report on Form 10-K, filed with the SEC on March 29, 2000).

               (a)First Amendment to Amended and Restated Credit Agreement as of August 23, 2000 by and among Clark/Bardes, Inc., Bank
                  One, Texas, N.A. as administrative agent for itself and other designated lenders.  (Incorporated herein by reference to Exhibit 10.51 of Clark/Bardes' Annual Report on Form 10-K/A for the period ending December 31, 200, filed with the SEC on April 9, 2001).

10.18    Promissory Note dated September 6, 2000 by and among Clark/Bardes Holdings, Inc. and William L. MacDonald, Sr. (Incorporated
         herein by reference to Exhibit 10.1 of Clark/Bardes' Current Report on Form 8-K, File No. 000-24769, filed with the SEC on
         September 20, 2000).

21       Subsidiaries of the Registrant

23       Consent of Ernst & Young LLP

---------------
*filed herewith

                                                                                                                           Exhibit 2.10

                                                MEMBERSHIP INTERESTS PURCHASE AGREEMENT

                                                               regarding

                                                               FTPG LLC

                                                             by and among

                                                          CLARK/BARDES, INC.
                                                     CLARK/BARDES CONSULTING, INC.
                                                             as Purchasers

                                                                  and

                                                      PRICEWATERHOUSECOOPERS LLP
                                                            KENNETH J. KIES
                                                        PATRICK J. RAFFANIELLO
                                                              as Members

                                                                  and

                                                               FTPG LLC

                                                     Dated as of February 25, 2002

                                                           Table of Contents

Exhibits
Exhibit A                    -  Form of Investment Letter

Disclosure Schedules
Schedule 2.2(a)              -  Intellectual Property Assets Schedule
Schedule 2.2(b)              -  Assumed Contracts Schedule
Schedule 2.2(d)              -  Other Assets Schedule
Schedule 2.2(e)              -  Business Retainers Schedule
Schedule 2.3(e)              -  Excluded Assets Schedule
Schedule 2.6                 -  Shareholders Consideration Schedule
Schedule 3.1.2               -  Conflicts Schedule
Schedule 3.1.6               -  Material Adverse Change Schedule
Schedule 3.1.7               -  Intellectual Property Exception Schedule
Schedule 3.1.8               -  Compliance with Laws Schedule
Schedule 3.1.9               -  Litigation Schedule
Schedule 3.1.11              -  Contracts Schedule
Schedule 3.1.13              -  Employee Benefits Schedule
Schedule 3.1.15              -  Consents Schedule
Schedule 3.1.16              -  Customers Schedule
Schedule 7.9                 -  Non-Solicitation Schedule
Schedule 8.1                 -  Affected Employees Schedule

                                                                  I-2
                                                MEMBERSHIP INTERESTS PURCHASE AGREEMENT

         THIS MEMBERSHIP  INTERESTS PURCHASE  AGREEMENT,  including the exhibits and schedules attached hereto and incorporated  herein by  reference  (collectively,  the  "Agreement"),  is made and  entered  into as of the  25th day of  February,  2002,  by and  between
Clark/Bardes  Consulting,  Inc., a Delaware  corporation  ("Consulting"),  Clark/Bardes,  Inc., a Delaware corporation ("CBI") (CBI and
Consulting shall  collectively be referred to as "Purchasers"),  PricewaterhouseCoopers  LLP, a Delaware limited liability  partnership
("PwC"), Patrick J. Raffaniello ("Raffaniello"),  Kenneth J. Kies ("Kies") (Kies, Raffaniello and PwC shall collectively be referred to as the "Members") and FTPG LLC, a Delaware limited liability company (the "Company").

                                                               RECITALS

         A........PwC has a business unit known as the Federal Policy Group or the Federal Tax Policy Group (the "Business"); and

         B........Subject to the terms and conditions of this  Agreement,  Purchasers are willing to purchase,  and Members are willing to sell the Membership Interests (as hereinafter defined) of the Company.

         In  consideration  of the mutual  covenants  and  agreements  set forth in this  Agreement,  and for other  good and  valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties hereby agree as follows:

                               Article 1.........

                                                             DEFINITIONS.

         For the purposes of this Agreement, the definitions set forth below shall be applicable.

         Acquired Assets shall be as defined in Section 2.2.

         Action shall mean any litigation, proceeding, suit or governmental or administrative agency investigation.

         Affected Employees shall be as defined in Section 8.1.

         Affiliate  shall mean,  with  respect to a Party at any time,  another  Person,  directly or  indirectly,  through one or more intermediaries, controlled by, under common control with or which controls, the Party specified at such time.

         Approval  shall mean any  authorization,  license,  consent,  order,  permit,  approval  or other  action  of, or any  filing, registration or qualification with, any Governmental Authority.

         Assets shall mean any asset, property or right, tangible or intangible, real or personal.

         Assumed Liabilities shall be as defined in Section  2.4.

         Business shall be as defined in the recitals above.

         Business  Day shall mean a day other than  Saturday or Sunday or any other day on which banks in New York City are required to or may be closed.

         Closing shall be as defined in Section 2.8.1.

         Closing Date shall be as defined in Section 2.8.1.

         Contracts shall be as defined in Section 2.2(b).

         Damages shall be as defined in Section 9.3.

         Division shall be as defined in Section 2.7.

         EBITA shall be as defined in Section 2.7.

         EBITA Targets shall be as defined in Section 2.7.

         EBITA Target Period shall be as defined in Section 2.7.

         Employee Benefit Plans shall be as defined in Section 3.1.13.

         Employment Agreements shall be as defined in Section 2.8.2.

         ERISA shall be as defined in Section 3.1.13.

         Excess EBITA shall be as defined in Section 2.7(b).

         Excluded Assets shall be as defined in Section 2.3.

         Governmental  Authority  shall mean any federal,  state,  county,  city or other  governmental,  administrative  or regulatory authority, agency, instrumentality or court.

         Indemnitee shall be as defined in Section 9.4.

         Indemnitor shall be as defined in Section 9.4.

         Intellectual Property shall include,  without limitation,  any of the following:  (a) patents and applications  therefor,  and all reissues, divisions, renewals, extensions,  continuations and continuations-in-part there; (b) copyrights,  copyright registrations
and  applications  therefor;  (c) trademarks,   service  marks,  tradenames,  registrations  and  applications  therefor,  unregistered trademarks; (d) Trade Secrets; and (e) license agreements with respect to the foregoing and goodwill associated therewith.

         IRC shall mean the Internal Revenue Code of 1986, as amended.

         Knowledge  shall mean,  in connection  with any  representation  and warranty  contained in this  Agreement  that is expressly qualified by reference to the Knowledge of PwC or Purchasers,  the actual  knowledge of Key  Management or the actual  knowledge of the executive officers or directors of Purchasers, as the case may be.

         Key Management shall mean Kenneth J. Kies and Patrick J. Raffaniello.

         Legal  Requirements  shall  mean all  constitutions,  laws,  statutes,  ordinances,  codes  and  regulations  of  Governmental
Authorities.

         Lien  shall mean any lien,  security  interest,  charge,  restriction,  adverse  claim,  mortgage,  pledge,  hypothecation  or encumbrance of any kind.

         Material  Adverse  Effect on the  Business  shall mean any change in or effect on the  Business,  that has a material  adverse effect on the  financial  condition or results of  operations  of the Business  taken as a whole;  provided  that none of the following shall be deemed,  either alone or in combination,  to constitute a Material  Adverse Effect on the Business:  (i) conditions  affecting any of the industries or markets in which the Business operates,  or (ii) any  disruption of customer  relationships  arising out of or resulting from actions  contemplated by the parties which is attributable to the  transactions  contemplated  hereby or which are taken following the Closing.

         Membership Interests shall mean 100% of the outstanding membership interests in the Company.

         Parties shall mean all parties to this Agreement.

         Partners and Principals Agreement shall mean PwC's Partners and Principals Agreement as in effect as of the date hereof.

         Permit shall mean any Approval exclusively relating to the Business.

         Person  shall mean any  individual,  corporation,  limited or general  partnership,  limited  liability  partnership,  limited liability  company,  joint  venture  association,  joint  stock  company,  trust,  unincorporated  organization  or  government  or any
Governmental Authority.

         Purchase Price shall be as defined in Section 2.6.

         Purchaser Indemnitees shall be as defined in Section 9.2.

         Purchasers shall be as defined in the preface hereto.

         Purchaser's Damages shall be as defined in Section 9.2.

         Securities Laws shall be as defined in Section 2.11.

         Seller Indemnitees shall be as defined in Section 9.3.

         Seller's Damages shall be as defined in Section 9.3.

         Significant Contract shall be defined as in Section 3.1.11.

         Third Party Claim shall be as defined in Section 9.4.

         Trade  Secrets  shall  mean  all  technical  or other  information,  designs,  processes,  procedures,  algorithms,  formulas, improvements  or  modifications  which are unique assets of the Business and which  provide the Business  with a competitive  advantage over  competitors  which do not  possess  such  information.  Trade  Secrets  include,  but are not  limited  to,  system  designs  and specifications,  programming  sequences,  algorithms,  flowcharts  and formulas  developed in whole,  or in part,  by PwC  primarily in connection with the Business.

                               Article 2.........

                                               PURCHASE AND SALE OF MEMBERSHIP INTERESTS

2.1  Purchase  and  Sale  of  Membership  Interests.  On the  terms  and  subject  to  the  conditions  of  this  Agreement  and in consideration of the obligations of Purchasers herein provided,  the Members hereby agree to sell,  convey,  assign and deliver to
     Purchasers,  and Purchasers hereby agree to purchase from the Members, at the closing provided for herein (the "Closing"),  all of the Membership Interests in accordance with the terms and conditions of this Agreement free and clear of any and all Liens.

2.2  Assets Upon Sale. On the Closing Date,  the assets of the Company  shall  consist only of those  certain  properties,  assets, rights and interests,  whether real or personal,  tangible or intangible,  wherever  located and by whomever  possessed  which are primarily related to, or used in, the operation of the Business all of which are set forth below (the "Acquired Assets"):

        (a)      Intellectual  Property.  The Intellectual  Property set forth in  Schedule 2.2(a)  attached hereto,  including but not limited to, the rights to the names "Federal Tax Policy Group" or "Federal Policy Group";

        (b)      Contracts.  Those  contracts  relating to the Business which are set forth on  Schedule 2.2(b)  attached  hereto which are all contracts for services to be performed  primarily by the Business entered into by PwC  (collectively,  the "Contracts");  provided that  Purchasers will pay to PwC fifty percent (50%) of any contingent fees received under or in connection with the Contracts set forth on Schedule 2.2(b)(2);

        (c)      Books and Records.  All books and records primarily  relating to the Business,  including,  without  limitation,  client lists primarily  relating to the Business,  files primarily  relating to the Business,  marketing  databases  primarily  relating to the
     Business and marketing plans primarily relating to the Business;

        (d)      Other Assets.  The assets listed on Schedule 2.2(d) attached hereto; and

        (e)      Retainers.  A pro rata portion of retainers  received in respect of  engagements  of the Business for services to be performed after the Closing Date as provided for on Schedule 2.2(e)  and the rights to perform services under the engagements  following the
     Closing Date.

         If any of the Acquired  Assets are owned by an Affiliate  of PwC or the  Company,  PwC shall cause such  Affiliate to sell the
Acquired  Assets to Purchasers on the terms set forth herein.  Promptly after the Closing,  PwC and  Purchasers  shall send a letter to each client of the Business  whose  Contracts  and files are being  transferred  as  contemplated  by this  Agreement,  explaining  the transactions  contemplated  by this  Agreement  and that,  as a result,  the  Contracts  and  related  files are being  transferred  to
Purchasers,  and requesting  the client to inform PwC and the  Purchasers if they have any questions or concerns about the  transition.
During the  thirty-day  period  following  the Closing,  no persons  other than the former  partners,  principals  and employees of the
Business  shall have  access to any client  files,  and if any client  objects to the  transfer of such files  during  such  thirty-day period,  Purchasers  will promptly return such files and the related  Contract to PwC,  whereupon such returned files and Contract will no longer be deemed an Acquired Asset.

2.3  Excluded  Assets.  Notwithstanding  the foregoing,  the following assets (the "Excluded  Assets") are expressly  excluded from the purchase and sale contemplated hereby and, as such, are not included in the Acquired Assets:

        (a)      all accounts receivable of PwC;

        (b)      income tax accounts and refunds;

        (c)      the names  "PricewaterhouseCoopers,"  "Price  Waterhouse,"  "Coopers &  Lybrand," and "Lybrand,  Ross Bros. &  Montgomery" and
     derivatives thereof, and all trade names, trademarks,  service marks and similar intellectual property incorporating such name and derivatives rights therein, but not including rights to the names "Federal Tax Policy Group" or "Federal Policy Group;"

        (d)      all real and personal  property  leases,  subleases,  licenses  and other  occupancy  and related  agreements,  including  any leasehold improvements; and

        (e)      the amounts  received  by PwC  related to the  billings  sent out on or prior to the  Closing  Date to the  clients  listed on
     Schedule 2.3(e) attached hereto.

2.4  Liabilities  Upon Sale.  Subject to the  conditions  specified in this  Agreement,  on the Closing  Date,  Company  shall have assumed only the following  liabilities and obligations  (the "Assumed  Liabilities"):  (a) all of the liabilities and obligations in respect of the Business arising  following the date of the Closing related to events or activities  following the Closing,  and
     (b) all  liabilities  and  obligations of PwC and its  Affiliates  under the Contracts  arising  after,  and in respect of periods following, the Closing Date.

2.5  Excluded  Liabilities.  Notwithstanding  anything to the contrary  contained in this Agreement,  on and after the Closing Date
     PwC shall assume and agree to pay and  discharge  in full all known  liabilities  and  obligations  of the Company  other than the
     Assumed Liabilities (the "Excluded Liabilities").

2.6  Purchase  Price.  The  aggregate  purchase  price for the  Membership  Interests  shall be an amount  equal to Eleven  Million
     Dollars ($11,000,000) (the "Purchase Price") which shall be payable to the Members in accordance with Schedule 2.6 and as follows:

        (a)      by wire transfer of immediately  available  funds to such account or accounts as shall have been  designated in writing by the
     Members in an amount equal to Five Million Dollars ($5,000,000); and

        (b)      in the form of contingent  consideration  ("Contingent  Consideration"),  payment of which is contingent on achieving  certain targets  as  outlined  below,  in the total  amount of (i) One  Million  One  Hundred  Sixty Two  Thousand  Five  Hundred  Dollars
     ($1,162,500)  to be paid in  Clark/Bardes,  Inc.  Common  Stock  ("CBI  Common  Stock")  valued  as  provided  below  (the  "Stock
     Consideration"),  and (ii) Four Million Eight Hundred Thirty Seven Thousand Five Hundred Dollars ($4,837,500) payable in cash (the
     "Cash  Consideration")  such that PwC shall only receive cash consideration and Kies and Raffaniello shall each receive Contingent
     Consideration in the form of 70% Cash Consideration and 30% Stock Consideration all as described on Schedule 2.6.

               Stock  Consideration  Value:  The CBI Common Stock shall be valued at the average closing price per share of
         CBI Common Stock on the NASDAQ  National Market or NYSE, as applicable,  and as published in the Wall Street Journal,  for the twenty  (20) trading days immediately  prior to the issuance of such Stock  Consideration.  Kies and Raffaniello  hereby agree that prior to receiving any Stock  Consideration,  Kies and Raffaniello shall have entered into that certain Investment Letter pursuant to which they shall make customary  investment  representations to the Purchasers in substantially the form set forth in Exhibit A (the "Investment Letter").

2.7    Vesting of Contingent Consideration.

        (a)      The payment of the Contingent  Consideration  is contingent on the division of Consulting or a subsidiary of Consulting  which includes the Acquired Assets (the "Division")  achieving a certain EBITA Target (as defined below) for the period from the Closing
     Date through December 31, 2005 as provided below, as a result of achieving certain  aggregate net earnings before interest,  taxes and amortization  (including gross revenue less all salaries and other direct expenses of the Division and specifically  excluding corporate  overhead of the Purchasers)  ("EBITA")  targets (the "EBITA  Targets").  Following each year that the Division's  EBITA exceeds the EBITA Target (or as otherwise provided pursuant to Section 2.7(b)), a payment of contingent  consideration in the form of stock and cash as provided for above will be made by the earlier of (i)  April 15,  and (ii) the date there is agreement on the
     Contingency  Determination,  of the year following the  performance  year based on the following  table (2002 EBITA Target will be adjusted to cover the period from Closing Date through December 31, 2002):

               12-Month Period Ending
                      12/31/XX                           EBITA Target                 Maximum Contingent Payment

                        2002                             $2,100,000*                          $1,500,000
                        2003                              $2,300,000                          $1,500,000
                        2004                              $2,500,000                          $1,500,000
                        2005                              $2,750,000                          $1,500,000

---------------------------------------------------------------------------------------------------------------------------------------
         *An annualized number.

        (b)      In the event the EBITA Targets have not been  achieved in any year,  for every One Dollar  ($1.00) the EBITA Target  objective is missed the Maximum  Contingent  Payment will be reduced by $1.00. In the event EBITA is generated in any year which exceeds the
     EBITA Target for such year ("Excess  EBITA"),  the Excess EBITA shall be credited to the  subsequent  year's EBITA for purposes of meeting such applicable  year's EBITA Target and if as a result of such carryforward the EBITA Target is met, any remaining Excess
     EBITA will be carried to the next subsequent year until all such Excess EBITA has been applied. The Parties agree,  however,  that the Contingent Consideration shall not be paid prior to the year it is scheduled in accordance with the table provided above.

        (c)      Within  75 days of the end of each  calendar  year,  from 2002 through 2005 (the "EBITA Target  Period"),  for which the EBITA
     Target is  recognized,  Purchasers  shall  prepare  and  provide a  calculation  of the EBITA (the  "Contingency  Determination").
     Consulting shall provide Members with such back-up information and calculations as Members may reasonably request.

        (d)      If Members do not agree that the Contingency  Determination  correctly states EBITA for the EBITA Target Period, Members shall promptly  (but not later than thirty (30) days after the  delivery  of such  Contingency  Determination)  give  written  notice to
     Purchasers of any exceptions  thereto (in reasonable  detail describing the nature of the disagreement  asserted).  If Members and
     Purchasers  reconcile their differences,  the Contingency  Determination shall be adjusted  accordingly and shall thereupon become final and  conclusive  upon all of the parties  hereto.  If Members and Purchasers  are unable to reconcile  their  differences in writing  within  thirty (30) days after  written  notice of  exceptions  is  delivered by Members,  the items in dispute  shall be submitted to an  arbitrator  mutually  acceptable  to Members and  Purchasers,  or, if Members and  Purchasers  cannot agree on an arbitrator  within 10 days after  Purchasers'  receipt of any  objections,  an  arbitrator  as shall be selected  by the  American
     Arbitration  Association (the  "Arbitrator") to resolve their  disagreement.  The Arbitrator shall,  within thirty (30) days after its appointment,  resolve the differences regarding the Contingency Determination.  The decision of the Arbitrator shall be final, binding and conclusive upon, and its fees, costs and expenses shall be shared equally by,  Purchasers and Members.  The Arbitrator shall act as an  arbitrator  to determine  only those issues  still in dispute.  Each party hereto shall bear the fees,  costs and expenses of its own accountants  and other  representatives.  Upon resolution of any such dispute,  or if Members fails to deliver written  objections to Purchasers  within the 30-day period provided above, the Contingency  Determination  shall be deemed final, binding and conclusive upon the parties.

        (e)      Purchasers  represent and covenant that any EBITA  generated by or otherwise  applicable to the Division  shall be accrued and recorded in the books and records of the Division.

2.8      Closing.

2.8.1.   Closing  Date.  The closing of the purchase  and sale of the  Membership  Interests  (the  "Closing")  shall take place at the offices of  PricewaterhouseCoopers  LLP, New York,  New York, on the later of (i) the  fifth  Business Day following the waiver or satisfaction  of the conditions set forth in Articles 5 and 6 (other than those  requiring the exchange of  certificates  or other documents  or the taking of any  action at the  Closing)  or  (ii) February  25, 2002,  or at such  other  place,  date or time as
     Purchasers and Members may agree in writing.  The date of the Closing shall constitute the "Closing Date."

2.8.2.   Members' Deliveries at Closing.  At the Closing, Members shall deliver or cause to be delivered to Purchasers:

        (i)      copies of all necessary third party and  governmental  consents,  approvals,  releases and filings required in order to effect the transactions contemplated by this Agreement;

        (ii)     such instruments of sale, transfer,  assignment,  conveyance and delivery,  as are required in order to transfer to Purchasers good and marketable title to the Membership Interests, free and clear of all Liens;

        (iii)    corporate books and records of the Company;

        (iv)     certified  copies of the  resolutions  duly adopted by the sole Member of the Company  (immediately  prior to admission of the
     Key Management as Members) authorizing the execution,  delivery and performance of this Agreement and each of the other agreements contemplated hereby, and the consummation of all other transactions contemplated by this Agreement;

        (v)      all of the Acquired Assets;

        (vi)     copy of a good standing certificate in the Company's jurisdiction of formation;

        (vii)    a certificate of the Manager of Company,  certifying as to the  correctness  and  completeness of the Articles of Organization and Operating Agreement of Company, as appropriate, and all amendments thereto;

        (viii)   Counterparts  of Employment  Agreements  (collectively,  the  "Employment  Agreements"),  duly  executed by Key  Management as applicable;

        (ix)     such other documents or instruments as Purchasers may reasonably request to effect the transactions contemplated hereby.

         All of the foregoing documents in this Section 2.8.2 shall be reasonably satisfactory in form and substance to Purchasers.

2.9   Purchasers'  Deliveries  at Closing.  At the  Closing,  Purchasers  shall  deliver or cause to be  delivered to Members or its assignees:

        (a)      The  non-contingent  portion of the  Purchase  Price,  in  immediately  available  funds by wire  transfer  to a bank  account designated by Members by notice to Purchasers at least two (2) Business Days prior to the Closing Date;

        (b)      Certified resolutions of the Board of Directors of Purchasers authorizing the transactions contemplated by this Agreement;

        (c)      Counterparts of the Employment Agreements, duly executed by Consulting and the Company; and

        (d)      such other documents or instruments as PwC may reasonably request to effect the transactions contemplated hereby.

         All of the foregoing documents in this Section 2.9 shall be reasonably satisfactory in form and substance to PwC.

2.10  Consent of Third Parties.  Nothing in this  Agreement  shall be construed as an attempt or agreement to assign any Contract or other Acquired Asset which is not capable of being validly assigned,  conveyed and transferred  without an Approval or the consent of a third party  unless such  Approval or consent  shall have been  obtained and remains in full force and effect at the Closing.
     If such an Approval or consent in respect of a Contract or other  Acquired  Asset is not obtained prior to the Closing or does not remain in full force and effect at the  Closing,  Purchasers  and  Members  will use  reasonable  efforts to enter into a mutually agreeable,  reasonable and lawful  arrangement  under which  Purchasers  obtain the benefits and assume the obligations in respect thereto (but only to the extent such obligations  would have constituted  Assumed  Liabilities if such assignment  occurred on the
     Closing  Date) from and after the Closing Date in  accordance  with this  Agreement,  including  subcontracting,  sublicensing  or subleasing to Purchasers,  and under which Members would enforce for the benefit of the Purchasers,  with Purchasers  assuming the obligations to the same extent as if they would have  constituted an Assumed  Liability,  any and all rights of Members  against a third party thereto.  Notwithstanding  the foregoing,  neither party shall be required to pay  consideration to any third party to obtain any such consent or approval,  and the sole Closing conditions  relating to the obtaining of consents or approvals of third parties are contained in Article 5 and Article 6.

2.11  Stock Consideration.

        (a)      During the period  beginning  on the date of receipt of any CBI Common  Stock and ending on the one (1)  year  anniversary  of receipt of such stock consistent with Rule 144 (a "Restriction Period"),  Members who receive CBI Common Stock or their respective assignee, shall not sell, assign, exchange, transfer,  distribute or otherwise dispose of (in each case, "transfer") any shares of
     CBI Common Stock received by him hereunder  except as otherwise  permitted under  Rule 144.  The recipient of the CBI Common Stock will execute an Investment  Letter upon his receipt of such stock.  Following the Restriction  Period,  Members may transfer their shares of CBI Common Stock so long as such  transfer is in  accordance  with the  Securities  Act of 1933,  as amended,  including
     Rule 144 thereunder.  The certificates  evidencing the CBI Common Stock delivered to Members pursuant to this Agreement shall bear a legend substantially in the form set forth below:

                  THE SHARES  REPRESENTED  BY THIS  CERTIFICATE  MAY NOT BE SOLD,  ASSIGNED  (OTHER THAN IN CONNECTION
                  WITH A PLEDGE,  EXCHANGED,  TRANSFERRED,  DISTRIBUTED,  CHANGED OR  OTHERWISE  DISPOSED  OF, AND THE
                  ISSUER  SHALL NOT BE  REQUIRED  TO GIVE  EFFECT TO ANY  ATTEMPTED  SALE,  ASSIGNMENT  (OTHER THAN IN
                  CONNECTION WITH A PLEDGE),  EXCHANGE,  TRANSFER,  DISTRIBUTION,  OR OTHER  DISPOSITION OTHER THAN IN
                  ACCORDANCE WITH SECTION 2.11 OF THAT CERTAIN  MEMBERSHIP  INTERESTS  PURCHASE  AGREEMENT DATED AS OF
                  FEBRUARY 25,  2002,  BY AND AMONG  CLARK/BARDES  CONSULTING,  INC.,  CLARK/BARDES,  INC.,  FTPG LLC,
                  PRICEWATERHOUSECOOPERS LLP, KENNETH J. KIES AND PATRICK J. RAFFANIELLO.

                  THE SHARES OF COMMON  STOCK  REPRESENTED  BY THIS  CERTIFICATE  HAVE NOT BEEN  REGISTERED  UNDER THE
                  SECURITIES  LAWS OF ANY  STATE OR OTHER  JURISDICTION  (COLLECTIVELY,  THE  "SECURITIES  LAWS")  AND
                  MAY NOT BE SOLD,  DISPOSED OF OR OTHERWISE  TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION,  EXCEPT
                  IN ACCORDANCE  WITH AN AVAILABLE  EXEMPTION  FROM THE  REGISTRATION  REQUIREMENTS  OF ANY APPLICABLE
                  SECURITIES  LAWS PROVIDED THAT  CLARK/BARDES  CONSULTING,  INC. AND  CLARK/BARDES,  INC.  SHALL HAVE
                  RECEIVED  AN  OPINION  OF  COUNSEL  ACCEPTABLE  TO THEM  CONFIRMING  THAT THE  REQUIREMENTS  OF SUCH
                  EXEMPTION HAVE BEEN SATISFIED.

        (b)      Members  shall not transfer any shares of the CBI Common Stock at any time if such  transfer  would  constitute a violation of any federal or state securities or "blue sky" laws, rules or regulations  (collectively,  "Securities  Laws"),  or a breach of the conditions to any exemption from  registration  of the CBI Common Stock under any such Securities Law on which Members are relying at the time of his sale, or a breach of any  undertaking or agreement of Members entered into with CBI pursuant to such Securities
     Laws or in connection with obtaining an exemption thereunder.

        (c)      For purposes of this Agreement (and the restrictions set forth in this  Section 2.11),  the term "CBI Common Stock" shall mean and include  (i) the  shares of common  stock of CBI issued,  granted,  conveyed  and  delivered  to certain  Members  pursuant to
     Section 2.6  hereof,  and (ii) any and all other additional shares of capital stock of CBI issued or delivered by CBI with respect to the shares of CBI Common Stock described in clause (i) hereof,  including without limitation any shares of capital stock of CBI issued  or  delivered  with  respect  to such  shares  as a  result  of any  stock  split,  stock  dividend,  stock  distribution, recapitalization or similar transaction.

                                   Article 3

                                               REPRESENTATIONS AND WARRANTIES OF MEMBERS

3.1      Representations and Warranties.  Members hereby represent and warrant to Purchasers as of the date of this Agreement that:

3.1.1.   Organization  and Authority.  Company is a limited  liability  company duly organized,  validly  existing and in good standing under  the laws of  Delaware.  Company  has all  requisite  power and  authority  and all  material  licenses,  permits  and other authorizations  necessary to own and operate its  properties  and to carry on its business as now  conducted as they relate to the
     Business.  PwC is a limited  liability  partnership,  duly  organized  pursuant to an agreement  governed by, and which is validly existing under, the laws of the State of Delaware.

3.1.2.   Authority Relating to This Agreement; Conflicts.

        (a)      PwC and Company have all necessary  partnership  or limited  liability  company  power,  as  applicable,  to enter into and to consummate the  transactions  contemplated  to be consummated by PwC and Company  pursuant to this  Agreement.  This Agreement has been duly  executed  and  delivered  by PwC and  Company.  The  execution  and  delivery of this  Agreement at the Closing and the performance  hereunder by PwC and Company have been duly  authorized  by all necessary  partnership  action or other action on the part of PwC and Company and,  assuming due  execution  of this  Agreement by  Purchasers,  Kies and  Raffaniello,  this  Agreement constitutes valid and binding obligations of PwC and Company, enforceable against PwC and Company in accordance with their terms.

        (b)      Except as set forth in Schedule 3.1.2  attached hereto,  neither the execution of this Agreement by PwC or the Company nor the consummation by PwC or the Company of the transactions  contemplated  hereby and thereby will:  (i) result in any violation of any
     Legal Requirement now in effect applicable to PwC or the Company;  (ii) result in any breach by PwC or the Company of any contract to which PwC or the Company is a party or by which it or any of the Acquired  Assets are bound with such  exceptions  as would not reasonably be expected to have a Material Adverse Effect on the Business;  (iii) require any Approval; or (iv) violate or conflict with any  provision of PwC's  Partners and  Principals  Agreement.  Neither PwC nor Company is a party to any pending or, to PwC's knowledge,  threatened  Action in, for or by any  Governmental  Authority  which could  reasonably  be expected to have a Material
     Adverse Effect on the ability of PwC or Company to consummate the transactions contemplated by this Agreement.

3.1.3.   Ownership  and Delivery of  Membership  Interests  and Assets.  Members will  transfer at the Closing to  Purchasers  good and marketable  title to the  Membership  Interests,  free and clear of all Liens.  Company owns good and marketable  title,  free and clear of all Liens, to all of the Acquired Assets,  and all of such personal property is necessary or useful in the conduct of the
     Business.

3.1.4.   Financial  Statements.  The pro  forma  schedules  of free  cash  flow  of the  Business  for  the  seven-month  period  ended
     January 31,  2002 (which  includes a deduction for direct  expenses  related to the Business) (the "Pro forma  Schedules") and the estimated  amounts  thereof for the fiscal year ending  June 30,  2002 have been provided to Purchasers.  The Pro forma  Schedules have been based upon the  information  contained in PwC's and the Company's  books and records (which are accurate and complete in all material  respects).  The Pro forma  Schedules  have not been prepared in accordance  with United  States  generally  accepted accounting principles.

3.1.5.   Absence of Undisclosed  Liabilities.  As of the date of this Agreement,  the Company does not have any liability of any nature whatsoever, except for the Assumed Liabilities.

3.1.6.   Absence of Certain  Changes or Events.  Since  January 31,  2002 and except as set forth on Schedule 3.1.6 attached  hereto or as  contemplated  by this  Agreement,  (x) there have been no material  adverse  changes in the financial  condition or results of operations of the Business, and (y) the Business has been conducted in all material respects in the ordinary course.

3.1.7.   Intellectual  Property.  Except as set forth on  Schedule 3.1.7  attached  hereto,  the Business  either owns or by license or otherwise has the right to use all material  Intellectual  Property necessary to the conduct of the Business.  To the knowledge of
     PwC, the conduct of the Business by PwC does not currently  infringe on any Intellectual  Property of any other Person.  Except as otherwise noted in Schedule 3.1.7  attached hereto, as of the date of this Agreement, no Action is pending or, to the Knowledge of
     PwC, has been threatened in writing against PwC, regarding the infringement by the Business of any Intellectual  Property owned by any other Person.  To PwC's  Knowledge,  as of the date of this Agreement there is no current  infringement or unauthorized use by any other Person of any Intellectual Property of the Business.

3.1.8.   Compliance  With Law.  Except as set forth on  Schedule 3.1.8  attached  hereto,  the Business is currently being conducted in compliance with applicable Legal  Requirements.  Company or PwC holds all Permits necessary for the lawful conduct of the Business pursuant to all applicable Legal Requirements.

3.1.9.   Litigation.  Except  as set  forth on  Schedule 3.1.9  attached  hereto,  as of the date of this  Agreement,  neither  PwC nor
     Company is a party to any pending or, to PwC's Knowledge,  threatened Action in, for or by any Governmental Authority with respect to the Business.  Except as set forth on Schedule 3.1.9  attached hereto, with respect to the Business,  PwC is not subject to any decree, judgment, order or injunction of any Governmental Authority.

3.1.10.  Tax Matters.  Either PwC or Company has duly filed all federal,  foreign,  state and local tax  information and tax returns of any and every nature and  description  (the  "Returns")  required to be filed by it as a result of the Business  (all such returns being  accurate  and  complete  in all  respects)  and has duly  paid or made  provision  for the  payment  of all taxes and other governmental charges (including without limitation any interest,  penalty or additions to tax thereto) which have been incurred or are shown to be due on said  Returns  or are  claimed  in  writing  to be due from PwC or the  Company  or imposed on PwC's or the
     Company's properties,  assets, income, franchises,  leases, licenses, sales or use, by any federal, state, local or foreign taxing authorities  (collectively,  the "Taxes") on or prior to the date hereof, other than Taxes which are being contested in good faith and by appropriate  proceedings  and as to which PwC or the Company has set aside on its books  adequate  reserves or which may be attributable to the transactions contemplated hereby.

3.1.11.  Contracts.  Schedule 3.1.11  attached hereto sets forth a list as of the date of this Agreement of each  (x) Contract  that is material to the  Business  and  (y) Contract  for the sale of services by the  Business  that PwC  reasonably  believes,  based on historical experience,  will generate gross revenues of more than $30,000 during the 12-month period commencing on the date hereof
     ("Significant  Contracts").  Except as set forth on Schedule 3.1.11  attached hereto, as of the date of this Agreement (x) neither
     Members  nor,  to PwC's  Knowledge,  any other  party to a  Significant  Contract  is in breach of any  Significant  Contract  and
     (y) neither the execution of this Agreement by Members nor the  consummation by Members of the  transactions  contemplated by this
     Agreement requires the consent of any other party to a Significant Contract (other than Significant  Contracts entered into in the ordinary course of business that can be terminated without penalty by the customer on sixty (60) or fewer days' notice).

3.1.12.  Labor.

        (a)      There is no material  labor  strike,  organized  work  stoppage or lockout  presently  pending  or, to the  Knowledge  of PwC, threatened against the Business.

        (b)      To the Knowledge of PwC, there is no union organization campaign relating to any of the employees of the Business.

        (c)      There are no collective  bargaining  agreements or similar labor contracts  binding upon Company on the date of this Agreement in respect of employees of the Business.

        (d)      No partner,  director or employee  participating  in the operation of the Business is subject to a  non-competition  agreement except as provided in the Partners and Principals  Agreement and any employment  agreement with PwC, which  restrictions  shall be waived upon the Closing.

        (e)      The Business has been and is currently being operated in material  compliance  with all applicable  health and safety laws and regulations.

3.1.13.  Employee  Benefit  Plans.  Except as disclosed on  Schedule 3.1.13  attached  hereto and other than Employee  Benefit Plans in which participation is made exclusively  available to partners and principals of PwC, neither PwC nor Company, with respect to the
     Business,  maintains or contributes to (a) any employee pension benefit plan as defined in Section 3(2) of the Employee Retirement
     Income  Security Act of 1974, as amended  ("ERISA"),  (b) any  employee  welfare benefit plan as defined in Section 3(1) of ERISA,
     (c) any profit sharing,  pension,  deferred  compensation,  bonus,  stock option,  stock purchase,  severance or incentive plan or agreement,  (d) any plan or policy providing for "fringe benefits" to its employees,  including vacation, paid holidays,  personal leave, employee discount,  educational benefit or similar programs, or (e) any other  employment-related  agreements,  in any case under which  employees  or former  employees  of the  Business  are  eligible to  participate  or derive a benefit  (collectively,
     "Employee Benefit Plans").

3.1.14.  Brokers  and  Finders.  PwC has not  retained  any  broker or finder in  connection  with  transactions  contemplated  by this
     Agreement.

3.1.15.  Consents.  The Consents  Schedule  attached hereto as  Schedule 3.1.15  sets forth all governmental  approvals or thirty-party consents necessary for, or otherwise material to, the conduct of the Business.  All such governmental  approvals and consents have been duly obtained and are in full force and effect, and Company or PwC is in compliance with each of such governmental  approvals and consents held by it with respect to the Acquired Assets and the Business.

3.1.16.  Customers.  The  Company  has  delivered  to  Purchasers  an  accurate  list  (which is set forth on  Schedule 3.1.16)  of all customers  of  Company  and the  Business  during  the past two (2)  years,  including  any  customers  with  respect to which any transactions are pending as of the date hereof.

                                   Article 4

                                             REPRESENTATIONS AND WARRANTIES OF PURCHASERS.

         Purchasers hereby represent and warrant to PwC as of the date of this Agreement that:

4.1      Organization  and  Authority.  Each Purchaser is a corporation  duly  organized,  validly  existing and in good standing under the laws of the State of Delaware.  Each  Purchaser has all necessary  corporate  power and authority to enter into and consummate the transactions contemplated to be consummated by Purchasers pursuant to this Agreement and the Employment Agreements.

4.2      Authority Relating to This Agreement; Conflicts.

4.2.1.   This  Agreement has been duly executed and delivered by each Purchaser and the Employment  Agreements  contemplated  hereby to be executed  and  delivered  by each  Purchaser at the Closing  will be duly  executed by such  Purchaser  and so delivered at the
     Closing.  The  execution and delivery of this  Agreement  and the  Employment  Agreements  contemplated  hereby to be executed and delivered  by each  Purchaser  at the Closing and the  performance  hereunder  and  thereunder  by each  Purchaser  have been duly authorized by all necessary  corporate action on the part of such Purchaser and,  assuming due execution of this Agreement by PwC,
     Company and Key  Management,  and the  Employment  Agreements by Key  Management,  this Agreement  constitutes  and the Employment
     Agreements will constitute,  valid and binding obligations of Purchasers,  enforceable against Purchasers in accordance with their terms.

4.2.2.   Neither the  execution of this  Agreement nor the  consummation  by Purchasers  of the  transactions  contemplated  hereby and thereby will:  (i) result in any violation of any Legal  Requirement  now in effect  applicable to Purchasers;  (ii) result in any breach of any contract to which  Purchasers are a party or by which any of their Assets are bound,  with such  exceptions as would not reasonably be expected to have a material adverse effect on Purchasers'  ability to consummate the  transactions  contemplated hereby and by the  Employment  Agreements;  (iii) require  any  Approval;  or  (iv) violate  or conflict  with any  provisions  of
     Purchasers' Articles of Incorporation or Bylaws.

4.3      Litigation.  Purchasers  are not a party to any  pending or, to  Purchasers'  Knowledge,  threatened  Action in, for or by any
     Governmental  Authority  which could  reasonably  be expected to have a material  adverse  effect on the ability of  Purchasers to consummate the transactions contemplated by this Agreement and the Employment Agreements.

4.4      Brokers and Finders.  Neither  Purchasers nor any  shareholder,  director,  officer  employee,  or agent of such Purchaser has retained any broker or finder in connection with the transactions contemplated by this Agreement.

                                   Article 5

                                             CONDITIONS TO THE OBLIGATIONS OF PURCHASERS.

         The  obligation of Purchasers  under this Agreement to consummate  the Closing is subject to the  fulfillment,  prior to or at the Closing, of each of the following conditions, each of which may be waived by Purchasers:

5.1      Representations  and Warranties True at Closing.  The  representations  and warranties of Members  contained in this Agreement shall be true and correct in all material  respects at and as of the Closing Date (except to the extent such  representations  and warranties  specifically relate to an earlier date, in which case such representations and warranties shall be true and correct as provided above as of such earlier date).

5.2      Covenants  Performed by Members.  Each of the covenants and agreements of Members  contained in this Agreement to be performed on or before the Closing Date shall have been duly performed in all material respects.

5.3      No Action to Prevent  Completion.  There shall not have been  instituted and be continuing or threatened,  in each case by any
     Governmental  Authority or  arbitrator,  any Action to restrain,  prohibit or  invalidate  in any material  respect,  or to obtain material  damages in respect  of, the  transactions  contemplated  by this  Agreement  or the  Employment  Agreements.  No decree, judgment,  order or  injunction  of any  Governmental  Authority  having  jurisdiction  over the Business or Acquired  Assets that restrains,  prohibits or invalidates in any material  respect the  transactions  contemplated  by this Agreement or the Employment
     Agreements shall be in effect.

                                   Article 6

                                                 CONDITIONS TO THE OBLIGATIONS OF PwC.

         The  obligation  of PwC under this  Agreement  to  consummate  the Closing is subject to the  fulfillment,  prior to or at the
Closing, of each of the following conditions, each of which may be waived by PwC:

6.1      Representations  and  Warranties  True at  Closing.  The  representations  and  warranties  of  Purchasers  contained  in this
     Agreement  shall be true  and  correct  in all  material  respects  at and as of the  Closing  Date  (except  to the  extent  such representations and warranties  specifically relate to an earlier date, in which case such representations and warranties shall be true and correct as provided above as of such earlier date).

6.2      Payment of Purchase  Price.  Members  shall have  received a  confirmation  of a wire  transfer to the  designated  account of
     Members for the amount of the Purchase Price in accordance with Section 2.6 hereof.

6.3      Covenants  Performed by  Purchaser.  Each of the covenants and  agreements  of  Purchasers  contained in this  Agreement to be performed on or before the Closing Date shall have been duly performed in all material respects.

6.4      No Action to Prevent  Completion.  There shall not have been  instituted and be continuing or threatened,  in each case by any
     Governmental  Authority or  arbitrator,  any Action to restrain,  prohibit or  invalidate  in any material  respect,  or to obtain material  damages in respect  of, the  transactions  contemplated  by this  Agreement  or the  Employment  Agreements.  No decree, judgment,  order or  injunction  of any  Governmental  Authority  having  jurisdiction  over the Business or Acquired  Assets that restrains,  prohibits or invalidates in any material  respect the  transactions  contemplated  by this Agreement or the Employment
     Agreements shall be in effect.

6.5      Partner  Withdrawals.  The Key  Management  shall have executed and  delivered the  Employment  Agreements  and  documentation satisfactory to PwC evidencing their withdrawal as partners of PwC.

                                   Article 7

                                                              COVENANTS.

7.1      Purchasers'  Access to  Properties  and Records.  Throughout  the period  between the date of this  Agreement  and the Closing
     Date, PwC shall (i) give to Purchasers and  Purchasers'  authorized  representatives  reasonable  access,  during normal  business hours,  in such a manner as to not unduly disrupt the normal business  activities of PwC, to any and all of the documents,  books, records,  and  personnel  of the  Business,  (ii) furnish  or shall cause to be  furnished to  Purchasers  any and all  financial, technical and operating  data and other  information  pertaining  to the Business as Purchasers  may from time to time  reasonably request,  and (iii) provide or cause to be provided to Purchasers,  at Purchasers'  expense,  such copies or extracts of documents and records  related to the Acquired  Assets or Business as Purchasers  reasonably may request.  Notwithstanding  anything in this
     Section 7.1 to the contrary,  PwC may limit such access  described  above to the extent that such access could,  in the opinion of
     PwC's counsel, violate or give rise to liability under applicable Legal Requirements or any contracts to which PwC is a party.

7.2      Conduct of the Business  Prior to Closing Date.  Between the date of this  Agreement and the Closing,  and except as otherwise consented to by an officer of either  Purchaser in writing or as permitted by this  Agreement,  PwC shall cause the Business to be operated in the ordinary course consistent with past practices.

7.3      Satisfaction  of  Conditions.  Each of Purchasers  and Members shall in good faith use its  respective  reasonable  efforts to take or cause to be taken all  actions  within its power  necessary  to satisfy all  conditions  to its  obligations  to close and consummate the transaction contemplated by this Agreement.

7.4      Cooperation.  PwC, on the one hand, and  Purchasers,  on the other hand,  will promptly give notice to the other upon becoming aware  that any Action is  pending  or  threatened  by or before  any  Governmental  Authority,  in each case with  respect to the transactions  contemplated by this Agreement.  PwC, on the one hand, and Purchasers,  on the other hand,  (i) will  cooperate with each other in  connection  with the  prosecution,  investigation  or defense of any such  Action,  (ii) will  supply  promptly all information  reasonably and legally requested by the other, by any such Governmental  Authority or by any party to any such Action and (iii) will  each use their  reasonable  efforts to cause any such Action to be determined as promptly as practicable  and in a manner which does not impact adversely on, and is consistent with, the transactions contemplated by this Agreement.

7.5      Notification  of Certain  Matters.  Between the date hereof and the Closing,  PwC and  Purchasers  will give prompt  notice in writing,  including,  in the case of a notice by PwC  pursuant  to clause  (i) below that is  relevant  to a  Schedule,  a revised
     Schedule,  to the other of (i) any  information  that becomes known to PwC or  Purchasers  after the date of this  Agreement  that indicates that any representation or warranty of Members or Purchasers,  as the case may be, contained herein will not be true and correct in a manner that would result in a failure of the condition herein specified in Section 5.1,  in the case of a notice from
     Members, or Section 6.1,  in the case of a notice from Purchasers; and (ii) the occurrence after the date of this Agreement of any event known to PwC or  Purchasers  which will  result,  or has a  reasonable  prospect of  resulting,  in the failure to satisfy a condition specified in Article 5 (in the case of Members) or Article 6 (in the case of Purchasers) hereof.

         In the  case of a  notice  by PwC  pursuant  to  clause  (i) of  the  first  sentence  of the  preceding  paragraph  that  any representation  or warranty is untrue and such breach results in the failure of the condition  contained in  Section 5.1,  unless prior to the earlier of (x) the  scheduled  Closing or (y) 5:00  p.m.  New York time,  on the fifth  Business Day  following  receipt of such notice,  Purchasers  have  exercised  their rights set forth in  Section 10.3  to terminate  this  Agreement  based on such notice (and revised  Schedule,  if  applicable).  Members shall be deemed to have cured the breach of a  representation  or warranty that otherwise might have existed,  such revised  Schedules  shall become the  Schedules in effect for all purposes  thereof and  Purchasers  shall be deemed to have waived its right to terminate this Agreement pursuant to Article 10 as a result of such breach.

7.6      Access to Records.  For a period of three  (3) years after the Closing Date,  upon  reasonable  prior written notice,  each of
     Purchasers and PwC shall furnish or cause to be furnished to each other and their employees,  agents, auditors and representatives access,  during normal business hours, to such information,  books and records relating to the Business as is reasonably necessary for financial  reporting and accounting  matters,  the preparation and filing of tax returns,  reports or forms for the defense of any tax claims,  assessments,  audits or disputes, or the prosecution or defense of any Action,  provided that with respect to any tax  returns or other  records  relating  to tax  matters,  PwC shall  have  reasonable  access  until the  applicable  statute of limitations  shall have expired.  Except as otherwise  provided in writing,  each Party shall  reimburse the other for  reasonable out-of-pocket  costs and expenses  incurred in assisting the other pursuant to this  Section 7.6.  Each Party shall have the right to copy any of such records at its own  expense.  Purchasers  shall  retain such records with respect to the Business  relating to periods  prior to the Closing  Date for a minimum of seven years from the Closing  Date.  Neither  Party shall be required by this
     Section 7.6  to take any action that would  unreasonably  interfere with the conduct of its business or  unreasonably  disrupt its normal operations.

7.7      Governmental  Filings.  Within five  (5) Business  Days after the date of this Agreement,  Purchasers and PwC will prepare and make  their  initial  filings  with any  Governmental  Authority  whose  acquiescence  or consent  is  necessary  in order for the transactions  hereby to be consummated.  PwC and Purchasers  will cooperate in responding  promptly to any Second Request or other request for further information from a Governmental  Authority,  and will in good faith promptly furnish all materials  reasonably required  in  connection  with such  filings  and any other  requests.  Purchasers  will in good faith use  reasonable  efforts to demonstrate that the transactions  contemplated  hereby should not be opposed by such  Governmental  Authority,  and shall use its reasonable  efforts to  eliminate  as promptly as  practicable  any  objection  any such  Governmental  Authority  may have to the transactions  contemplated  hereby.  PwC and Purchasers  (i) will  jointly  approve the content and manner of  presentation of all information to be provided to such  Governmental  Authorities in connection with such filings  regarding  markets and the relevant industry and  (ii) will  consult with each other from time to time  regarding  the status of such filings and all  strategies  and action taken in connection therewith.

7.8      Permits.  Purchasers  shall  be  responsible  for  obtaining  Permits  required  in  connection  with  or as a  result  of the transactions contemplated hereby.  PwC will reasonably cooperate with Purchasers in obtaining any such Permits.

7.9      Non-Solicitation  of Clients.  PwC  acknowledges  and agrees that for a period of two years  following  the Closing  Date (the
     "Non-Solicitation  Period"),  PwC shall not solicit  any client set forth on  Schedule  7.9  attached  hereto to provide  services similar to those provided by the Business;  provided that (i) nothing shall prevent PwC from providing  services  similar to those provided by the Business both during and after the  Non-Solicitation  Period to a client that unilaterally  requests such services from PwC,  and (ii) PwC may continue to solicit any clients to provide  services  similar to those  provided by the Business  both during and after the  Non-Solicitation  Period to the extent that the  engagements  for those services are sourced by Bill Archer,
     Mark  McConaghy,  Don Carlson or Don Longano.  For the  avoidance  of doubt,  Purchasers  acknowledge  that upon the expiry of the
     Non-Solicitation  Period,  PwC may directly or indirectly  solicit any client of the Business to provide services similar to those provided by the Business.  Subject to clause (ii) above,  PwC will not openly market to clients or actively  publicize its ability to provide services similar to those provided by the Business for a period of six months commencing on the day after the Closing.

                                   Article 8

                                                          EMPLOYMENT MATTERS.

8.1      Employees.  Purchasers  shall offer  employment  to all of the  employees  and  principals  of PwC  employed  in the  Business effective  as of the Closing  Date and as listed on  Schedule 8.1.  Such  personnel  who accept  such  employment  (the  "Affected
     Employees")  will be employed by Consulting or the Company with comparable  compensation and benefits,  in the aggregate,  as such
     Affected Employees  received from PwC or the Company  immediately prior to the Closing Date, but nothing herein contained shall be deemed to create an employment  contract  between either  Purchaser  and/or any of its  affiliates and any such Affected  Employee
     (other  than  the  Employment  Agreements).  Purchasers  shall  have no  liability  for  accrued  wages  (including  salaries  and commissions),  severance pay, sick leave or other  benefits,  or Employee  Benefit Plans of any type or nature on account of PwC's employment  or the  Company's  employment  prior to Closing of or  termination  of  employment  of such  employees,  and PwC shall indemnify  Purchasers and hold Purchasers  harmless  against  liability  arising out of any claims for such pay or benefits or any other claims arising from PwC's employment of or termination of employment of such employees.

8.2      Employee Benefit Plans.

8.2.1.   Purchasers  shall  establish,  as of the date  provided  below,  plans or programs to provide  group life  insurance and group disability  benefits as of the Closing  Date,  medical  benefits as of April 1,  2002,  vacation as of the Closing  Date and other welfare and fringe benefits as allowed for by the Purchasers' plans to the Affected  Employees and their  beneficiaries.  The plan or plans to be established  by Purchasers  shall  (i) credit all service with PwC for all purposes under the new plans,  including eligibility,  participation and benefit  entitlement except this  subparagraph (i)  shall not apply to Purchasers'  employee stock purchase plan,  (ii) waive as of the Closing any  pre-existing  condition  limitation or exclusion  which exists as of the Closing
     Date with respect to any individual so long as such individual provides  Purchasers a HIPPA  certification of coverage,  and (iii)
     credit all payment  made for  healthcare  expenses  during the current  plan year for purposes of  deductibles,  co-payments,  and maximum  out-of-pocket  limits.  PwC agrees to provide any COBRA rights to the Affected Employees that they would normally receive as departing employees of PwC.

8.2.2.   PwC shall be responsible  for providing any short-term  disability  benefits  payable to any Affected  Employee and any of the
     Key  Management  with  respect to any period prior to the Closing Date and  Purchasers  shall be  responsible  for  providing  any short-term  disability  benefits  payable to any Affected  Employee and any of the Key Management with respect to any period on or after the Closing Date and any long-term  disability  benefits payable to any such person so long as such Affected Employee is not out on short-term disability or long-term disability as of the Closing Date.

8.2.3.   PwC shall provide  continuation  coverage required by Section 4980B of the IRC or Sections 601  through 608 of ERISA ("COBRA")
     to all Affected  Employees and Key Management and their covered  beneficiaries  who are entitled to COBRA coverage with respect to
     "qualifying  events" (as defined in  Section 4980B of the IRC) which are incurred prior to the Closing Date, and PwC agrees to pay and be  responsible  for all  liability,  cost,  expense,  taxes and sanctions  under  Section 4980B  of the IRC, and interest and penalties imposed upon,  incurred by, or assessed against  Purchasers or PwC that arise by reason of or relate to any such failure to comply with COBRA.  Purchasers  shall provide  payment for any COBRA  coverage  with respect to any Affected  Employees and Key
     Management  and their  covered  beneficiaries  who are entitled to COBRA  coverage  with respect to  "qualifying  events" that are incurred on or after the Closing Date.  Purchasers shall deduct from Affected  Employees'  salaries the normal payroll  deductions which were deducted by PwC immediately prior to Closing until the Affected Employees are enrolled under Purchasers' plans.

                                   Article 9

                                                              INDEMNITY.

9.1      Survival.  The  representations  and  warranties  contained in Article 3  and  Article 4  will  terminate  (together  with the indemnification  obligations  of  Members  and  Purchasers  under  clause  (i) of  the first  sentence  of  Sections 9.2  and 9.3, respectively,  in respect  thereto) on, and be of no further  force after,  the  eighteen-month  anniversary  of the Closing Date, except  that  the  representations  and  warranties  contained  in  Sections 3.1.1,  3.1.2,  4.1 and 4.2  (and  the  corresponding indemnification  obligations  under clause (i) of the first sentence of Sections 9.2  and 9.3) shall survive the Closing,  without limitation.  All other  representations  and  warranties  contained in, and other  provisions  of, this Agreement will survive the
     Closing in accordance with their terms.

9.2      Seller's  Indemnity.  If the  Closing  shall  occur,  Members  shall  indemnify  and  hold  harmless  Purchasers  and  each of
     Purchaser's directors,  officers and employees (collectively,  the "Purchaser Indemnitees"),  from and against any and all losses, expenses,  liabilities,  obligations and judgments,  including reasonable attorneys' fees ("Purchaser's Damages"), which arise out of: (i) the breach of Members of any representation or warranty made by Members in Article 3 hereof;  (ii) the  non-performance of any covenant or agreement of Members contained in this Agreement;  (iii) any liability or obligation of PwC or the Company that is not an Assumed Liability that is asserted against or incurred by a Purchaser  Indemnitee or other liability relating to or arising out of the  operation of the Business  prior to Closing;  and (iv) any  Action  relating to or arising out of the operation of the
     Business prior to the Closing.

         Notwithstanding  any other  provision of this  Agreement,  the  remedies  provided for in this  Section 9.2  shall  constitute
Purchasers'  sole and exclusive  remedy against  Members and its Affiliates  with respect to breaches of  representations,  warranties, covenants  or  agreements  contained  in or made  pursuant to this  Agreement,  and except for the  obligations  of Members  under this
Section 9.2, Members and their Affiliates shall have no liability for breaches of representations,  warranties, covenants or agreements contained in or made pursuant to this Agreement.

9.3      Purchaser's  Indemnity.  If the Closing  shall  occur,  Purchasers  shall  indemnify  and hold  harmless PwC and each of PwC's partners, principals,  members, directors, officers and employees and the Members (collectively,  the "Seller Indemnitees"),  from and against any and all losses, expenses, liabilities,  obligations and judgments, including reasonable attorneys' fees ("Seller's
     Damages" and when used together  with or in the  alternative  to  Purchaser's  Damages,  "Damages"),  which arise out of:  (i) the breach by Purchasers of any  representation or warranty made by Purchasers in Article 4 hereof;  (ii) the  non-performance  of any covenant or agreement of Purchasers contained in this Agreement;  or (iii) any liability or obligation that is asserted against or incurred by a Seller Indemnitee  constituting  Assumed  Liabilities or relating to or arising out of the operation of the Business after the Closing.

         Notwithstanding  any other provision of this Agreement,  the remedies  provided for in this Section 9.3 shall constitute PwC's sole and  exclusive  remedy with  respect to breaches of  representations,  warranties,  covenants or  agreements  contained in or made pursuant to this  Agreement,  and except for the  obligations of Purchasers  under this  Section 9.3,  Purchasers and their  Affiliates shall have no liability for breaches of  representations,  warranties,  covenants or  agreements  contained in or made pursuant to this
Agreement.

9.4      Procedure.  Any  claim  for  indemnification  under  Section 9.2  or  Section  9.3  will  be  made  in  accordance  with  this
     Section 9.4.  In the case of any claim for  indemnification  arising from a claim,  action,  suit,  litigation,  investigation  or proceeding  made or brought by a third Person (a "Third Party  Claim"),  the party or parties  making a claim for  indemnification
     ("Indemnitee")  will give  prompt  written  notice,  in no event more than ten (10) days  following  such  Indemnitee's  obtaining knowledge of such Claim, to the indemnifying  party  ("Indemnitor")  describing in reasonable detail the basis of the matter as to which it will request  indemnification  hereunder,  provided  that the failure to notify or delay in notifying  an  Indemnitor  as provided in this sentence or the next sentence will not relieve the Indemnitor of its  obligations  pursuant to Section 9.2 or 9.3 above,  as applicable,  except to the extent that the  Indemnitor is prejudiced  thereby (it being  understood  that any claim for indemnification  pursuant to clause (i) of the first sentence of Section 9.2 or Section 9.3  above must be made by notice given as provided in this sentence or the next sentence within the applicable  survival period  specified in Section 9.1 above).  Any other claim for  indemnification  will be made as promptly  as  practicable  after the time the  Indemnitee  becomes  aware of the facts forming the basis of such claim.  The  Indemnitor  will have the right to assume control of the defense and settlement of any such
     Third Party Claim in its name or in the name of the Indemnitee, as appropriate,  at the expense of the Indemnitor and with counsel or other  representatives  selected by the  Indemnitor;  provided that the  Indemnitor may not settle or compromise any such Third
     Party Claim without the consent of the Indemnitee (which consent may not be unreasonably withheld);  and further provided that the
     Indemnitor (i) has a reasonable basis for concluding that such defense may be successful and (ii) diligently  contests and defends such Claim.  Notice of the  intention so to content and defend shall be given by the  Indemnitor to the  Indemnitee  within twenty
     (20) business  days after  Indemnitee's  notice of such Claim. Such contest and defense shall be conducted by reputable  attorneys employed  by the  Indemnitor.  The  Indemnitor  will  not be  responsible  for  any  legal  fees  of the  Indemnitee  incurred  in investigating or defending such Third Party Claim after such time as the Indemnitor  assumes control of the defense and settlement of such claim.  The Indemnitee  will cooperate  with the Indemnitor in the  Indemnitor's  defense and settlement of any such Third
     Party Claim and make available its officers and employees and records (and those of its Affiliates),  and the Indemnitee agrees to promptly  provide the Indemnitor  with such  information  as to the defense of any such Third Party Claim as the Indemnitor  shall reasonably  request.  The Indemnitee will have the right to participate in (but not control) the defense of any Claim with counsel of its choice  employed by it at the expense of the  Indemnitee.  The Indemnitor  will have no  indemnification  obligations  with respect to any Claim which is settled by the Indemnitee  without the prior written  consent of the  Indemnitor  (which consent may not be unreasonably  withheld).  Any such Third Party Claim settled by the Indemnitee shall provide for the reasonable  release of the  Indemnitor  (and/or  appropriate  Affiliates)  from  liabilities  in respect to the subject claim or demand (given  against a reasonable  cross-release).  Notwithstanding  the foregoing,  in the event that the Indemnitor fails or is not entitled to contest and defend a claim,  the  Indemnitee  shall be  entitled  to  contest,  defend and settle  such Third  Party  Claim in  accordance herewith.  In the event that any Indemnitor is obligated to indemnify any Indemnitee  pursuant to this  Article 9,  the Indemnitor will,  upon  payment of such  indemnity,  be  subrogated  to all  rights of the  Indemnitee  with  respect to claims to which such indemnification relates.

9.5      Limitation on  Indemnification.  Notwithstanding  any other provisions of this Agreement,  the right of Purchaser  Indemnitees to  indemnification  for  Purchaser's  Damages or Seller  Indemnification  for Seller's Damage under  Sections 9.2(i)  and 9.3(i), respectively, shall be subject to the following provisions:

        (a)      No  indemnification  shall be payable  pursuant to clause (i) of the first  sentence of Section 9.2 or 9.3 unless the total of all Purchaser's  Damages or Seller's Damages,  as applicable,  for which  indemnification  is otherwise  required pursuant to such clause shall exceed $100,000 in the aggregate,  whereupon only the amount of such Purchaser's  Damages,  or Seller's  Damages,  as applicable, in excess of the foregoing threshold amount shall be recoverable in accordance with the terms hereof; and

        (b)      In no event shall the  liability  of Members for  indemnification  under  Section 9.2(i)  exceed  fifty  percent  (50%) of the portion of the  Purchase  Price  which  such  Member  receives  hereunder.  In no event  shall the  liability  of  Purchasers  for indemnification under Section 9.3(i) exceed the Purchase Price.

The Parties acknowledge that there shall be no limit on indemnification  under  Sections 9.2(ii),  (iii) or (iv) or Sections 9.3(ii) or
(iii).

9.6      Indemnification  Claims  Covered by Insurance and Tax Benefits.  The amount of loss to which either party shall be entitled to indemnification  under this Article 9 shall be limited to the amount by which the losses exceed amounts  received by an Indemnitee under its insurance  policies.  The Indemnitee shall be obligated to file a good faith claim under its insurance  policies so long as the filing of such claim does not have an adverse effect on any insurance  coverage,  including but not limited to, an increase in premium.  In the event a claim for  insurance  is made and proceeds are  received  following a payment by an  Indemnitee  to an
     Indemnitee for a claim for Damages (the  "Indemnification  Payment"),  the Indemnitee shall remit to the other party the lesser of
     (i) the  Indemnification  Payment, or (ii) an amount equal to such insurance proceeds.  The Indemnification  Payment shall also be net of any tax benefits the Indemnitee is entitled to as a result of the Damages.

9.7      Contingent  Consideration  Set Off.  Members agree that, in addition to any other rights or remedies  available to Purchasers,
     Purchasers may set off against any  Contingent  Consideration  owed Members for any amounts owed  Purchasers by Members under this
     Agreement.

                                   Article 10

                                                             TERMINATION.

10.1     Mutual  Agreement.  This  Agreement  may be  terminated  at any time prior to the  Closing  Date by the written  agreement  of
     Members and Purchasers.

10.2     Termination  by Either  Purchasers  or Members.  This  Agreement  may be  terminated  by either  Purchasers  or Members if the
     Closing Date has not occurred by March 31,  2002;  provided,  that no party may terminate this Agreement  pursuant to this Section
     10.2 if such party's  failure to fulfill any of its  agreements  or  covenants  under this  Agreement  shall have been a principal reason that the Closing Date shall not have occurred on or before said date.

10.3     Termination  by  Purchasers.  This  Agreement  may be  terminated  by  Purchasers  by written  notice to Members if any of the conditions set forth in Section 5 become  incapable of fulfillment on or prior to March 31,  2002,  unless  principally due to the failure of Purchasers to perform or comply with any of the  agreements or covenants  contained  herein to be performed or complied with by it prior to the Closing.

10.4     Termination  by  Members.  This  Agreement  may be  terminated  by  Members  by  written  notice to  Purchasers  if any of the conditions set forth in Section 6 become  incapable of fulfillment on or prior to March 31,  2002,  unless  principally due to the failure of Members to perform or comply with any of the agreements or covenants  contained herein to be performed or complied with by it prior to the Closing.

10.5     Effect of  Termination.  In the event of  termination of this Agreement  pursuant to this  Section 10,  except with respect to the provisions of this Section 10.5 and Article 11,  which will survive any termination of this Agreement in accordance with their terms,  this Agreement will forthwith become null and void and no Party hereto nor any of their respective  partners,  principals, officers, directors, employees, agents, consultants,  members or stockholders shall have any obligations hereunder or with respect to this Agreement,  the transactions  provided for herein, or the expenses incurred in connection with or in contemplation of such transactions,  except that no Party will be relieved of any obligation under this  Section 10.5  and Article 11,  or for liability for the breach of any agreement or covenant of such Party contained in this Agreement occurring prior to termination.

                                   Article 11

                                                            MISCELLANEOUS.

11.1     Assignment.  This  Agreement  shall be binding  upon and inure to the benefit of the  successors  and assigns of the  Parties;
     provided,  that the rights and duties of Members or Purchasers  under this Agreement may not be assigned without the prior written consent of the other Party.  Notwithstanding  the foregoing,  PwC or Purchasers may assign this Agreement to any of its respective
     Affiliates or successors or any of its respective business units without the consent of the other Party.

11.2     Publicity.  Neither Party shall issue a press release or otherwise  publicize the transactions  contemplated by this Agreement or  otherwise  disclose the nature or contents of this  Agreement on or prior to the Closing Date except as otherwise  required by applicable  Legal  Requirements;  provided that each party will give the other a reasonable  opportunity to consult  regarding any press release or other public  statement with respect to the  transaction  contemplated  under this Agreement which includes PwC's name or the Purchasers' names other than any filing which is required under the Securities Laws.

11.3     Transfer  Taxes.  Any sales,  use, or other  transfer  taxes  arising out of or incurred in connection  with the  transactions contemplated by this Agreement shall be paid by PwC.

11.4     Expenses.  Except  as  provided  in  Section  11.3,  each  Party  will pay its own  costs and  expenses,  including  legal and accounting  expenses,  related to the  transactions  provided  for herein,  irrespective  of when  incurred and whether or not the
     Closing occurs.

11.5     Further  Assurances.  Members and Purchasers  each agrees to use all reasonable  good faith efforts to take all actions and to do all things necessary,  proper or advisable to consummate the transactions  contemplated hereby.  Members will from time to time subsequent to the Closing Date, at  Purchasers'  request and expense,  execute and deliver such other  instruments  of conveyance, assignment and transfer and take such other actions as Purchasers may reasonably  request in order to more  effectively to convey, assign, transfer to and vest in Purchasers,  the Acquired Assets and the right to operate the Business.  Purchasers will from time to time  subsequent to the Closing Date, at PwC's request and expense,  execute and deliver such other  instruments of conveyance, assignment  and transfer and take such other actions as PwC may  reasonably  request in order to more  effectively  accomplish the assumption of, and discharge PwC from responsibility for, the Assumed Liabilities.

11.6     Notices.  Any notice or other  communication  required  or  permitted  hereunder  shall be in  writing  and shall be mailed by overnight courier such as Federal Express, or delivered against receipt, as follows:

To Purchasers at:             Clark/Bardes, Inc.
                              102 Wynstone Park Drive
                              North Barrington, Illinois  60610
                              Attention:  Thomas Pyra, Chief Financial Officer
                              Phone: (847) 304-5800
                              Fax:     (847) 304-5878
with a copy to:               Vedder, Price, Kaufman & Kammholz
                              222 North LaSalle Street
                              Chicago, Illinois  60601
                              Attention:  Lane R. Moyer, Esq.
                              Phone: (312) 609-7500
                              Fax:     (312) 609-5005
To PwC at:                    PricewaterhouseCoopers LLP
                              1301 Avenue of the Americas
                              New York, NY  10019
                              Attention:  Chief Financial Officer
with a copy to:               PricewaterhouseCoopers LLP
                              1301 Avenue of the Americas, 6th Floor
                              New York, NY  10019
                              Attention:  General Counsel
To Kies at:                   Kenneth J. Kies
                              6109 Franklin Park Road
                              McLean, VA  22101
To Raffaniello at:            Patrick J. Raffaniello
                              1161 Old Gate Court
                              McLean, VA  22102

or to such other  address as a Party has  designated  by notice in writing to the other Party in the manner  provided by this  Section.
Any notice or other  communication  shall be deemed to have been given,  made and received upon receipt;  provided,  that any notice or communication  that is received  other than during regular  business  hours of the recipient  shall be deemed to have been given at the opening of business on the next  Business  Day of the  recipient.  A Party may change the address to which  notices are to be addressed by giving the other Party notice in the manner herein set forth.

11.7     Entire Agreement and Modification; Waiver.

        (a)      This Agreement and the Employment  Agreements  constitute and contain the entire  agreement of the Parties with respect to the subject matter hereof and supersede any and all prior  negotiations,  correspondence,  understandings  and agreements  between the
     Parties  respecting  the subject matter hereof.  This Agreement may only be amended by written  instrument  signed by the Parties.
     Members have not made and do not make any representations or warranties other than those expressly contained herein.

        (b)      No breach of any covenant,  agreement,  representation  or warranty made herein shall be deemed waived unless expressly waived in writing by the Party who might  assert such  breach.  The waiver by any Party  hereto of a breach of any term or  provision  of this Agreement will not be construed as a waiver of any subsequent breach.

11.8     Governing  Law.  This  Agreement  shall be governed by and  construed  in  accordance  with the laws of the State of Delaware, without regard to any Legal Requirement that would result in the application of the laws of another jurisdiction.

11.9     Severability.  If any provision of this Agreement is held to be  unenforceable  for any reason,  all other  provisions of this
     Agreement shall be deemed valid and enforceable to the fullest extent possible.

11.10    Headings.  The  headings  appearing at the  beginning  of the several  sections  contained  herein have been  inserted for the convenience of the Parties and shall not be used to determine the construction or interpretation of this Agreement.

11.11    Counterparts.  This Agreement may be executed in  counterparts,  each of which shall be deemed an original,  but both of which when taken together shall constitute one and the same instrument.

11.12    Third Party  Beneficiaries.  This  Agreement is for the sole  benefit of the Parties  hereto and their  permitted  assigns and successors,  and it is not the  intention of the Parties to confer third party rights upon any other Person.  Notwithstanding  the foregoing,  the rights of Purchaser  Indemnitees and Seller Indemnitees under Article 9 may be enforced by Purchasers and Members, respectively, on their behalf.

11.13    Representations  and Warranties.  Neither the  specification  of any dollar amount in the  representations  and warranties set forth in Articles 3 and 4 nor the  indemnification  provisions of Article 9 nor the inclusion of any items in any Schedule to this
     Agreement  will be deemed to constitute an admission by Members or  Purchasers,  or otherwise  imply,  that any such amount or the items so included are material for the purposes of this Agreement.

11.14    Arbitration.  Any  controversy  or claim arising out of or relating to this  Agreement  shall be submitted to  arbitration  by either Party hereto in accordance with the rules of the American Arbitration Association for Commercial Arbitration,  and judgment upon the award  rendered  by the  arbitrators  may be entered in any court  having  proper  jurisdiction.  The parties to any such arbitration  shall share equally the cost of the arbitrators,  but shall each bear its own legal,  accounting and similar fees and expenses;  provided,  however, that the arbitrators shall require the party or parties, if any, not prevailing in such arbitration to pay all costs of the  arbitrators  and to reimburse the prevailing  party or parties,  if any, for their legal,  accounting and similar fees and expenses in connection with the  arbitration.  Such arbitration and  determination  shall be final and binding on the Parties.  Such arbitration shall be held in New York, New York, or such other location as the Parties may agree.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above set forth.

CLARK/BARDES CONSULTING, INC.                              PRICEWATERHOUSECOOPERS LLP

By:                                                        By:
Title:                                                     Title:
CLARK/BARDES, INC.

By:                                                        Kenneth J. Kies
Title:
FTPG LLC

By:                                                        Patrick J. Raffaniello
Title:
Exhibit 10.2
                                                     CLARK/BARDES CONSULTING, INC.
                                                        Execu-FLEX BENEFIT PLAN
                                                (Restated Effective as of June 1, 2001)

                                                               Article 1
                                                               The Plan

       1.1    Name/Restatement Date.  CLARK/BARDES,  INC. (formerly  Clark/Bardes Holdings,  Inc.) sponsors the Execu-FLEX Benefit Plan
(the "Plan"),  originally  effective as of January 1, 2000.  CLARK/BARDES,  INC. desires to and does hereby transfer the sponsorship of the Plan to the subsidiary that employs the participants under the Plan,  CLARK/BARDES  CONSULTING,  INC. (the "Company").  The Company
has the right to amend the  Plan,  and  exercises  its  right by  restating  the Plan and its  Exhibits  A, B, C and D to  reflect  its sponsorship of the Plan, and to make other modifications to the Plan.

       1.2    Adoption by Affiliates.  With the consent of the Company,  this Plan may be adopted by an Affiliate  (defined  below) for the benefit of such of its employees as the Affiliate shall designate.

       1.3    Purpose.  The Company  sponsors the Plan to provide  designated  executives  with a reasonable  level of benefits,  while providing  those  employees with a greater  choice of benefits.  It is intended that the benefits under this Plan will be nontaxable or tax-deferred under the provisions of the Internal Revenue Code of 1986, as amended.

                                                               Article 2
                                                              Definitions

       Whenever used in the Plan,  the following  words and phrases shall have the meanings set forth below unless the context  plainly requires a different meaning.  When the defined meaning is intended, the term is capitalized:

       2.1    "Affiliate"  means an entity that is related to the Company  through  ownership  and/or control.  If an Affiliate  adopts this Plan, the term "Company," as used in this Plan, shall mean such Affiliate, unless the context clearly indicates otherwise.

       2.2    "Cash  Compensation"  means the Participant's  actual total cash compensation from the Company.  Cash Compensation  shall not be reduced for any salary  reduction  contributions  (i) to  deferred  arrangements  under  Section 401(k)  of the Code,  (ii) to a cafeteria plan under Section 125 of the Code, or (iii) to any other  nonqualified  deferred  compensation plan. Cash Compensation shall not take into account any reimbursed  expenses,  credits or benefits (including benefits under any plan of deferred  compensation),  or any additional cash compensation or compensation payable in a form other than cash.

       2.3    "Code" means the Internal  Revenue Code of 1986,  as amended.  References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

       2.4    "Distribution Date" means the distribution date elected by the Participant for each Capital  Accumulation  Account credit under Section 6.4.

       2.5    "Entry  Date" for any  Participant  means  the  first  day of the  calendar  month  closest  to his or her being  named a
Participant and providing to the Company all enrollment materials.

       2.6    "FLEX Allowance" means the credits  available to a Participant for obtaining  Flexible Benefits under this Plan. The FLEX
Allowance shall be expressed as a dollar amount, but may be used only to obtain Flexible Benefits under this Plan.

       2.7    "Flexible  Benefit"  means a benefit  available to a Participant  through this Plan.  Flexible  Benefits are described in
Article 6.

       2.8    "Flexible  Benefit Charge" means the charge to the FLEX Allowance for a Flexible Benefit selected by a Participant  under this Plan.  Flexible Benefit Charges are described in Article 6.

       2.9    "Participant"  means only a key  employee of the Company  who (i) is  specifically  designated  as a  Participant  by the
Company and listed on Schedule 1 to the Plan, and  (ii) qualifies as a member of the "select group of management or highly  compensated employees" for purposes of the Employee Retirement Income Security Act of 1974.

       2.10   "Plan Year" means each 12-month period ending December 31.

       2.11   "TVM" (meaning time value of money) for each Plan Year means the rate  determined by the Chief  Financial  Officer of the
Company as of the first day of such Plan Year.  For the Plan Year beginning January 1, 2001, the TVM shall be 6.0%.

       2.12   "Year of Service" means each  consecutive  12-month period of employment  with the Company.  For an individual who became an employee of the Company upon the Company's  acquisition  of the  individual's  former  employer,  Years of Service shall include the period of service with the former employer.

                                                               Article 3
                                                             Participation

       Each  Participant  shall be  eligible  to  participate  in and  receive  benefits  under this Plan as of his or her Entry  Date.
Participation shall continue until the Participant  terminates  employment with the Company,  continues employment with the Company but not in a position  covered by the Plan, or is not  designated as a Participant  by the Company for a Plan Year. To  participate  in and receive  benefits  under this Plan,  each  Participant  agrees to observe  all rules and  regulations  established  by the  Company for administering the Plan and shall abide by all decisions of the Company in the construction and administration of the Plan.

                                                               Article 4
                                                            FLEX Allowance

       4.1    FLEX  Allowance.  The FLEX Allowance for the Plan Year commencing on  January 1, 2001,  and for each Plan Year thereafter until changed by the Company,  shall be $15,000.  The Company can change the FLEX  Allowance  each Plan Year by written  notice to each
Participant.  The Company can designate a different FLEX Allowance for designated Participants from time to time.

       4.2    Pro Ration - First  Year.  If a  Participant's  Entry  Date does not  coincide  with the  beginning  of a Plan Year,  the
Participant's  FLEX  Allowance for his or her first Plan Year of  participation  shall be prorated based on the ratio of (a) the number of full calendar months remaining in the Plan Year as of his or her Entry Date, to (b) 12.

       4.3    Pro Ration - Change in Position,  Termination.  If, during a Plan Year, a  Participant's  position  within the Company is changed to one not covered by the Plan, or if the Participant  terminates  employment,  the Participant's  FLEX Allowance for such Plan
Year  shall be  prorated  based on the ratio of (a) the  number of full  calendar  months  from the  beginning  of the Plan Year to the beginning of the calendar  month closest to the change of position or termination  of  employment,  to (b) 12.  Any FLEX Allowance that has been  expended by the Company that is  determined  not to be available  and that cannot be recovered by the Company (by  accounting entry or otherwise) under the Plan shall be subtracted from the cash compensation otherwise payable to the Participant.

                                                               Article 5
                                                      Flexible Benefit Elections

       5.1    Benefit  Elections.  For each Plan Year in which a Participant  is eligible to  participate in this Plan, he or she shall make a benefit election to apply the FLEX Allowance,  in such proportions as the Participant  chooses,  to purchase  Flexible  Benefits available under the Plan.  Elections shall be made immediately  following the  Participant's  Entry Date, and prior to the beginning of each subsequent Plan Year at a time designated by the Company.  A Participant's  benefit  election shall be valid and acceptable to the
Company only if the Flexible  Benefit  Charges for  Flexible  Benefits  selected by the  Participant  do not exceed the FLEX  Allowance available  to  the  Participant.  Except  as may  be  expressly  permitted  by  the  Company  under  uniform  rules  applicable  to all
Participants, a Participant's benefit election for any Plan Year shall be irrevocable.

       5.2    Automatic  Election.  If any FLEX Allowance is not specifically  allocated by the  Participant,  the Company shall credit such amount to a Capital  Accumulation  Account  described in Section 6.4  with a Distribution  Date occurring on the date on which the
Participant terminates employment with the Company.

       5.3    Insured Benefit  Underwriting.  An election of an insured  benefit shall not be effective until the applicable  insurance policy is issued with underwriting  acceptable to the Company,  and the first premium has been paid. If acceptable  underwriting is not available  from the  carriers  providing  products  under  this  Plan for  other  Participants,  the FLEX  Allowance  allocated  by the
Participant  for the  purchase  of such  insured  benefit  shall be applied  among the other  Flexible  Benefits as  determined  by the
Participant within 10 days after receiving notice of the unavailability of the insured benefit.

                                                               Article 6
                                                           Flexible Benefits

       6.1    In General.  A Participant may apply the FLEX Allowance to obtain the Flexible Benefits described in this Article 6.

       6.2    Long-Term Disability Coverage

              6.2.1   Description.  A  Participant  may  elect to apply  his or her  FLEX  Allowance  to  obtain  long-term  disability insurance coverage under an individual policy made available by the Company.

              6.2.2   Flexible  Benefit  Charge.  The Flexible  Benefit Charge for long-term  disability  coverage shall be the premium paid by the Company for such  coverage,  less a  Company-determined  credit for  withdrawing  from the  Company-sponsored  group disability  plan (if  applicable),  and less any portion of such premium for which the  Participant  reimburses the Company from after-tax income, as provided in Exhibit A.

              6.2.3   Disability  Plan.  The  rights  and  obligations  of the  Participant  and the  Company  in  connection  with the disability coverage are contained in the Individual Long-Term Disability Plan attached as Exhibit A.

       6.3    Family Supplemental Survivor Benefits

              6.3.1   Description.  For elections under  Section 5.1  that were effective as of  January 1, 2000,  a Participant  could elect  for  such  Plan  Year to apply  his or her FLEX  Allowance  to  obtain  (i) individual  supplemental  survivor  benefits,
       (ii) spouse  survivor  benefits,  and/or  (iii) joint  survivor  benefits.  Participants  who elected  spouse or joint  survivor benefits  as of such date and who  continue to  participate  in this Plan may elect to continue  such  benefits  under the terms described  below.  For all other  elections that are effective on or after January 1, 2001, a Participant may elect to apply his or her FLEX Allowance only to obtain individual  supplemental survivor benefits.  Unless otherwise designated by the Company for select  Participants,  the Participant's  maximum aggregate  survivor benefit under such options shall be an amount based on the
       Participant's  Cash  Compensation  for the 12-month  period  preceding  the first day of the Plan Year in which the benefits are first elected, as follows:

              --------------------------------------------- -----------------------------------------
                           Cash Compensation                       Maximum Aggregate Benefit
              ============================================= =========================================
              ============================================= =========================================
                             Under $150,000                                 $300,000
              --------------------------------------------- -----------------------------------------
              --------------------------------------------- -----------------------------------------
                          $150,000 to $199,999                              $400,000
              --------------------------------------------- -----------------------------------------
              --------------------------------------------- -----------------------------------------
                          $200,000 to $249,999                              $500,000
              --------------------------------------------- -----------------------------------------
              --------------------------------------------- -----------------------------------------
                          $250,000 to $299,999                              $600,000
              --------------------------------------------- -----------------------------------------
              --------------------------------------------- -----------------------------------------
                          $300,000 to $399,999                              $750,000
              --------------------------------------------- -----------------------------------------
              --------------------------------------------- -----------------------------------------
                            $400,000 or more                               $1,000,000
              --------------------------------------------- -----------------------------------------

       The benefits are provided through split-dollar life insurance  arrangements.  The actual benefits payable under this Section may be different than the benefits initially elected,  depending on the performance of the underlying life insurance  policies.  The policies'  performance  depends on  investment  decisions  made by the  Participant  or his or her designee  with respect to the policies' cash values.

              6.3.2   Flexible  Benefit  Charge.  The  Flexible  Benefit  Charge for each Plan Year for which a  Participant  elects to receive  survivor  benefits  shall equal  (a) the  aggregate  actual  premiums  paid by the Company  for the  benefits  from the commencement of the contracts,  reduced by any portion thereof paid or reimbursed by the Participant,  (b) multiplied by the TVM for the Plan Year. If the Company's sponsorship of the benefits continues  post-termination (as provided in Exhibit B),  the TVM charge shall not apply post-termination.

              6.3.3   Benefit  Election  Restrictions.  The policies by which the Company  makes the survivor  benefits  available to a
       Participant  anticipate that the Participant will continue to elect such survivor benefits until the  Participant's  termination of employment.  However,  the  Participant  may elect to terminate any survivor  benefit anytime the cash surrender value of the policy equals or exceeds the aggregate  Company and Participant  premiums paid on the policy.  Each survivor  benefit shall also terminate if the insured  qualifies for, and the Owner (as defined in Exhibit B) of the life insurance  contract  elects to take advantage of, benefits under the contract's "Living Needs Benefit" provisions, if any.

              6.3.4   Split  Dollar  Plan.  The rights and  obligations  of the  Participant  and the  Company in  connection  with the survivor benefits are contained in the Family Supplemental Survivor Benefit Split Dollar Plan attached as Exhibit B.

       6.4    Capital  Accumulation  Account.  A Participant  may elect to have the FLEX Allowance  credited to a Capital  Accumulation
Account as described  below.  For each such credit,  the  Participant  shall  designate a  Distribution  Date within the  parameters in
Exhibit C.

              6.4.1   Description.  The rights and  obligations  of the  Participant  and the Company with regard to the  Participant's
       Capital Accumulation Account are set forth in Exhibit C.

              6.4.2   Flexible  Benefit Charge.  The Flexible Benefit Charge for credits under the Capital  Accumulation  Account shall equal the amount of such credits elected by the Participant.

       6.5    Long-Term Care Coverage

              6.5.1   Description.  A  Participant  may elect to apply his or her FLEX  Allowance to obtain  long-term  care  insurance coverage made available by the Company for the Participant or the Participant's spouse.

              6.5.2   Flexible  Benefit  Charge.  The Flexible  Benefit Charge for long-term care coverage shall be the premium paid by the Company for such coverage.

              6.5.3   Long-Term  Care Plan.  The rights and  obligations  of the  Participant  and the Company in  connection  with the long-term care coverage are contained in the Long-Term Care Plan attached as Exhibit D.

                                                               Article 7
                                                     Claims and Review Procedures

       7.1    Claims  Procedure.  The  Company  shall  notify a  Participant  in  writing,  within  90 days  after  his or her  written application for benefits,  of his or her eligibility or  noneligibility  for benefits under the Plan. If the Company  determines that a
Participant is not eligible for benefits or full benefits,  the notice shall set forth (1) the specific reasons for such denial,  (2) a specific  reference to the provisions of the Plan on which the denial is based,  (3) a  description  of any  additional  information or material  necessary for the claimant to perfect his or her claim, and a description of why it is needed,  and (4) an explanation of the
Plan's claims review  procedure and other  appropriate  information as to the steps to be taken if the  Participant  wishes to have the claim  reviewed.  If the Company  determines that there are special  circumstances  requiring  additional time to make a decision,  the
Company shall notify the  Participant  of the special  circumstances  and the date by which a decision is expected to be made,  and may extend the time for up to an additional 90-day period.

       7.2    Review  Procedure.  If a Participant is determined by the Company not to be eligible for benefits,  or if the Participant believes that he or she is entitled to greater or different  benefits,  the  Participant  shall have the opportunity to have such claim reviewed by the  Company by filing a petition  for review with the  Company  within 60 days after  receipt of the notice  issued by the
Company.  Said petition shall state the specific  reasons which the Participant  believes  entitle him or her to benefits or to greater or different  benefits.  Within 60 days after receipt by the Company of the petition,  the Company  shall afford the  Participant  (and counsel,  if any) an opportunity to present his or her position to the Company orally or in writing,  and the  Participant (or counsel)
shall have the right to review the pertinent  documents.  The Company shall notify the  Participant  of its decision in writing  within the 60-day period,  stating specifically the basis of its decision,  written in a manner calculated to be understood by the Participant and the specific  provisions of the Plan on which the decision is based.  If,  because of the need for a hearing,  the 60-day period is not  sufficient,  the  decision  may be deferred for up to another  60-day  period at the  election of the Company,  but notice of this deferral  shall be given to the  Participant.  In the event of the  death of a  Participant,  the same  procedures  shall  apply to the
Participant's beneficiaries.

                                                               Article 8
                                                      Administration and Finances

       8.1    Administration.  Unless  otherwise  determined  by the  Company's  Board of  Directors  ("Board"),  the  Company's  Chief
Executive  Officer  ("CEO") or his or her designee shall be the named  fiduciary and shall act for the Company under this Plan,  except with respect to the CEO's participation, in which case the Board or its designee shall be the named fiduciary and act for the Company.

       8.2    Powers of the  Company.  The  Company  shall  have all  powers  necessary  to  administer  the Plan,  including,  without limitation, powers:

              8.2.1   to interpret the provisions of the Plan;
              8.2.2   to establish and revise the method of accounting for the Plan and to maintain the accounts; and
              8.2.3   to establish  rules for the  administration  of the Plan and to prescribe any forms  required to  administer  the
       Plan.

       8.3    Actions of the Company.  All  determinations,  interpretations,  rules,  and decisions of the Company shall be conclusive and binding upon all persons having or claiming to have any interest or right under the Plan.

       8.4    Delegation.  The  Company  shall have the power to delegate  specific  duties and  responsibilities  to officers or other employees  of the Company or other  individuals  or  entities.  Any  delegation  by the Company may allow  further  delegations  by the individual  or entity to whom the  delegation  is made.  Any  delegation  may be rescinded  by the Company at any time.  Each person or entity to whom a duty or  responsibility  has been delegated shall be responsible for the exercise of such duty or  responsibility  and shall not be responsible for any act or failure to act of any other person or entity.

       8.5    Reports and  Records.  The Company and those to whom the Company has  delegated  duties under the Plan shall keep records of all their  proceedings  and actions and shall  maintain  books of account,  records,  and other data as shall be  necessary  for the proper administration of the Plan and for compliance with applicable law.

       8.6    Finances.  The costs of the Plan shall be borne by the Company, except as otherwise provided herein.

                                                               Article 9
                                                      Amendments and Termination

       9.1    Amendments.  The Company may amend the Plan,  in full or in part,  at any time and from time to time,  provided  that any such  amendment  shall not affect FLEX  Allowance  earned and allocated by a Participant  prior to the effective date of such amendment unless the Participant  consents in writing to such amendment.  Any amendment shall be filed with the Plan documents  maintained by the
Company.

       9.2    Termination.  The Company  may  terminate  the Plan at any time.  In the event of a Plan  termination,  the rights of the parties with respect to any Flexible  Benefit under this Plan shall be as set forth in Article 6  and in any  applicable  exhibits.  In the absence of any such  provision,  a  Participant  shall be entitled to no benefits  after the  termination  of this Plan.  Except as expressly  provided in this Plan, neither the Company nor any of its employees shall have any further financial  obligations  hereunder after the termination of the Plan.

                                                              Article 10
                                                             Miscellaneous

       10.1   No Guaranty of  Employment.  The adoption and  maintenance of the Plan shall not be deemed to be a contract of employment between the Company and any  Participant.  Nothing  contained  herein shall give any Participant the right to be retained in the employ of the Company or to interfere  with the right of the Company to discharge any  Participant  at any time, nor shall it give the Company the right to require any Participant to remain in its employ or to interfere with the  Participant's  right to terminate  employment at any time.

       10.2   Limitation on  Liability.  The Company does not guarantee  benefits  payable under any insurance  policy or other similar policy  described or referred to herein,  and any benefits  thereunder  shall be the exclusive  responsibility  of the insurer or other entity that is required to provide such benefits under such contract or policy.

       10.3   Benefits  Provided  Through  Third  Parties.  In the case of any  benefit  provided  through  a third  party,  such as an insurance  company,  pursuant to a contract or policy with such third  party,  if there is any  conflict or  inconsistency  between the description of benefits contained in this Plan and such contract or policy, the terms of such contract or policy shall control.

       10.4   Non-Alienation.  Except for transfers,  without  consideration and for estate planning purposes,  of interests in a split dollar plan and any  underlying  policy,  no benefit  payable at any time under this Plan shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment, or encumbrance of any kind.

       10.5   Transfers Among Entities.  Any Participant who, with the Company's  written consent,  transfers  employment  (i) from the
Company to an Affiliate,  (ii) from an Affiliate to the Company,  or (iii) from an Affiliate to another  Affiliate  shall not be deemed to have terminated employment for any purpose under this Plan.

       10.6   Exclusive Benefit.  The Plan shall be maintained for the exclusive benefit of the Participants and their beneficiaries.

       10.7   Notice.  The Company shall provide each Participant with reasonable notice of the benefits available under this Plan.

       10.8   Participant  Rights. In consideration of the  Participants'  continuing their employment with the Company following their receipt  of notice of  eligibility  to  participate  in this  Plan,  the  Company  intends to provide  the  Participants  with  legally enforceable  rights to their benefits in accordance  with the terms of this Plan,  subject to the Company's right to amend or terminate such benefits under Article 9.

       10.9   Assignment  to  Successor.  The  Company  shall  assign  its  rights and  obligations  under  this Plan to any  successor organization  resulting from a merger,  acquisition or affiliation involving the Company, or resulting from a sale of substantially all of the Company's  assets.  Such an assignment shall not be considered to be a termination of the Plan by the Company,  or a termination of employment of any Participant who continues as an employee of the successor organization.

       10.10   Applicable  Law.  The Plan and all  rights  hereunder  shall  be  governed  by and  construed  according  to the laws of
Illinois, except to the extent such laws are preempted by the laws of the United States of America.

                                    CLARK/BARDES CONSULTING, INC.

                                    By _____________________________

                                        Title _________________________

                                                             ATTACHMENT 1

                                                       SCHEDULE OF PARTICIPANTS

                                                       ADDENDUM TO ATTACHMENT 1

                                                     Dated as of ________________
                                                       SCHEDULE OF PARTICIPANTS

Additions:

Deletions:
                                                               EXHIBIT A

                                                     CLARK/BARDES CONSULTING, INC.
                                                 INDIVIDUAL LONG-TERM DISABILITY PLAN

                                                               Article 1
                                                               The Plan

       1.1    General.  Individual  long-term  disability  insurance benefits elected by the Participant pursuant to Section 6.2 of the
CLARK/BARDES  CONSULTING,  INC.  Execu-FLEX Benefit Plan (the "Plan") shall be governed by the terms of this Exhibit A,  in addition to the  other  terms of the  Plan.  This  Exhibit A  shall  apply  separately  to each  Participant.  No  benefits  shall be  payable  for disabilities arising before the Policy (defined below) has been issued with underwriting acceptable to the Company.

       1.2    Definitions.  Except as otherwise defined below, and unless the context plainly requires a different  meaning,  the words and phrases  contained  in this  Exhibit A  shall have the meanings set forth in the Plan.  When the defined  meaning is intended,  the term is capitalized:

              1.2.1   "Insurer" means the insurance company or companies  selected by the Company,  in its sole discretion,  to provide individual long-term  disability  insurance coverage for a Participant.  The Company may elect to select multiple Insurers under this Plan.

              1.2.2   "Policy" means the long-term disability  insurance policy issued by the Insurer for a Participant,  together with any supplementary contracts to the Policy issued by the Insurer.

              1.2.3   "Premium Year" means the balance of the Plan Year in which the Policy is issued, and each subsequent Plan Year.

              1.2.4   "Termination of Participation"  means the date the Participant ceases to participate in the Individual  Long-Term
       Disability Plan under this Exhibit A, as described in Section 4.1.

                                                               Article 2
                                                     Policy Underwriting/Issuance

       2.1    Insurance  Policy.  The Company shall assist the  Participant  in applying for issuance of a Policy  providing a level of coverage and such other provisions as determined by the Company.

       2.2    Acceptable Underwriting.  If the Insurer offers to issue a Policy with standard underwriting,  the Company shall instruct the Insurer to issue the Policy with the Participant as the named owner.

       2.3    Rated  Underwriting.  If the  Insurer  offers to issue a Policy with a rating  other than  standard,  the  Company  shall communicate  the rated  offer to the  Participant.  The  Participant  shall then elect  whether  to have the  Policy  issued  with such rating.  If the  Participant  elects to have the rated policy  issued,  the Company shall instruct the Insurer to issue the Policy with the  Participant as the named owner.  If the  Participant  elects not to have the Policy issued,  then under  Article 5 of the Plan the
Participant shall allocate to other Flexible Benefits the FLEX Allowance originally allocated to the disability insurance Policy.

       2.4    Decline to Issue.  If the Insurer  declines to offer to issue a Policy,  then under Article 5 of the Plan the Participant shall allocate to other Flexible Benefits the FLEX Allowance originally allocated to the disability insurance Policy.

       2.5    Optional  Riders.  If the Policy is issued,  the  Participant  shall  elect  whether to have the Policy  issued  with any optional coverages or benefits available under the Policy.

                                                               Article 3
                                                           Premium Payments

       3.1    Premium  Payments.  The Company  shall pay the premium on the Policy each Premium Year  (including  premiums for optional coverages  or  benefits  elected  under  Section 2.5)  from  the  date of  issuance  to the date of the  Participant's  Termination  of
Participation.

       3.2    After-Tax  Contributions.  At the  beginning of each Plan Year,  the  Participant  can elect in writing to reimburse  the
Company for all or a portion of the premium on the Policy for such Plan Year from  after-tax  income so that  benefits the Insurer pays under the Policy are partially or completely  free of income tax. The charge to the FLEX Allowance  shall be  correspondingly  reduced.
The  Participant's  reimbursement  shall be through  payroll  deduction  over such Plan Year.  The Company  does not  warrant  that any portion of the benefits will be received free of income tax.

                                                               Article 4
                                                     Termination of Participation

       4.1    Events of Termination of  Participation.  The  Participant's  Termination of Participation  occurs on the earliest of the following events:

              4.1.1   The termination of the Participant's employment for any reason;
              4.1.2   The Participant's change to a position not covered by the Plan;
              4.1.3   The Participant's failure to elect continuing premium payments under the Plan; or
              4.1.4   The Company's termination of the Plan.

       4.2    Mid-Year  Terminations.  If a Participant's  Termination of Participation  occurs after the Company has paid a premium on the Policy but before the end of the coverage period  supported by such premium,  the Participant  shall reimburse the Company (through deductions  from final  compensation  or otherwise) for the pro rata portion of such premium  representing  the portion of the coverage period  occurring  after the  Termination of  Participation,  calculated  from the first day of the month closest to the  Participant's
Termination of  Participation.  Such  reimbursement  shall take into account any portion of such premium paid by the  Participant  from after-tax income.

                                                               Article 5
                                                                Insurer

       The Insurer shall be bound only by the  provisions  of the Policy.  The Insurer shall in no way be bound by or be deemed to have notice of the provisions of this Plan.

                                                                                                                     [End of Exhibit A]

                                                               EXHIBIT C

                                                     CLARK/BARDES CONSULTING, INC.
                                                     CAPITAL ACCUMULATION ACCOUNTS

                                                               Article 1
                                                          General/Definitions

       1.1    General.  A Capital  Accumulation  Account  established  for a Participant  pursuant to Section 6.4  of the  CLARK/BARDES
CONSULTING,  INC.  Execu-FLEX  Benefit Plan (the  "Plan")  shall be governed by the terms of this  Exhibit C,  in addition to the other terms of the Plan.

       1.2    Definitions.  Except as otherwise defined below, and unless the context plainly requires a different  meaning,  the words and phrases  contained  in this  Exhibit C  shall have the meanings set forth in the Plan.  When the defined  meaning is intended,  the term is capitalized:

              1.2.1   "Capital  Accumulation  Account" means each account  maintained on the books of the Company for each Participant, as described in Article 2, below.

              1.2.2   "Capital  Accumulation  Account Benefit" means the benefit  described in Article 3 for each Capital  Accumulation
       Account.

              1.2.3   "Distribution  Date"  means the  distribution  date  elected by the  Participant  for each  Capital  Accumulation
       Account credit.  The Distribution  Date shall be at least two years after the first day of the Plan Year for which such election is made, or in the case of a Participant  who enters the Plan in the middle of the Plan Year, two years after the  Participant's
       Entry Date. The  Participant  may elect to postpone the original  Distribution  Date for each Capital  Accumulation  Account one time by selecting a new Distribution Date which is at least two years after the original  Distribution Date. To be effective,  a postponement must be communicated to the Company in writing at least one year prior to the original Distribution Date.

              1.2.4   "Investment  Option" means the  alternative  investment  vehicles  designated by the Company under  Article 4 for determining the Investment Return.

              1.2.5   "Investment Return" means the amount credited to the Capital Accumulation Account as specified under Article 4.

              1.2.6   "Termination  of  Employment"  means the  Participant's  ceasing to be  employed  by the  Company  for any reason whatsoever, voluntary or involuntary, including by reason of death or disability.

                                                               Article 2
                                                     Capital Accumulation Account

       2.1    Establishing  Accounts.  The Company shall establish a Capital Accumulation Account on its books for each Participant for each election of Capital Accumulation Account Benefits, and shall credit the following amounts to each Capital Accumulation Account:

              2.1.1   FLEX  Allowance.  The Company shall credit to the Capital  Accumulation  Account at the time or times  designated by the Company during the Plan Year 100% of the FLEX  Allowance the  Participant  elected to apply toward  Capital  Accumulation
       Account  Benefits (and any portion of the FLEX Allowance the  Participant  does not utilize for any other purpose when making an annual election under the Plan) for such Plan Year. If the  Participant  terminates  employment  during a Plan Year, the Company shall increase or decrease the Capital  Accumulation  Account  balance as of the date of termination so that the credit for such
       Plan Year reflects only the months of the Plan Year during which the Participant was employed by the Company.

              2.1.2   Investment  Return.  At the time or times  designated  by the  Company  during the Plan Year,  and as of the date
       Capital  Accumulation  Account Benefits are payable,  the Company shall credit the Investment Return on the Capital Accumulation
       Account accrued since the immediately preceding crediting of Investment Return, as determined under Article 4.

       2.2    Determination  of  Accounts.  Each Capital  Accumulation  Account as of the last day of each Plan Year and as of the date
Capital  Accumulation  Account  Benefits are payable shall consist of the amounts  credited to such Account by the Company  pursuant to
Section 2.1, less the amount of any distributions made from such Account.

       2.3    Statement of Accounts.  The Company  shall  provide to each  Participant,  within  120 days  after the close of each Plan
Year, a statement in such form as the Company  selects  setting forth the balance in his or her Capital  Accumulation  Account(s) as of
the last day of the Plan Year just ended.

       2.4    Accounting  Device Only. A Capital  Accumulation  Account shall be utilized  solely as a device for the  measurement  and determination  of the amounts to be paid to the  Participant  under this Plan. The Participant is a general  unsecured  creditor of the
Company for the payment of Capital  Accumulation  Account benefits.  The benefits represent the mere promise by the Company to pay such benefits.

                                                               Article 3
                                                          Payment of Benefits

       3.1    Entitlement to Benefit. A Participant's  Capital  Accumulation Account Benefit is the balance in the Capital Accumulation
Account as of the date the  Participant  (or the  Participant's  beneficiary,  if applicable,  as described in  Section 3.3.1)  becomes entitled to such benefit.  The  Participant  shall be entitled to his or her Capital  Accumulation  Account Benefit upon the earlier of
(i) remaining employed by the Company to the Distribution Date for such Account; or (ii) Termination of Employment for any reason.

       3.2    Payment of Benefits.  The Company shall distribute the Participant's  Capital  Accumulation Account Benefit in a lump sum not later than 90 days after the event under Section 3.1 entitling the Participant to benefit payments.

       3.3    Survivorship  Benefits.  Upon the death of a Participant,  the Company shall pay the Participant's  Capital  Accumulation
Account Benefit, if any, in accordance with this Section.

              3.3.1   Entitlement/Payment.  If the Participant dies before  receiving the Capital  Accumulation  Account  Benefit,  the
       Company  shall pay the Benefit to the  Participant's  beneficiary  in a lump sum within 90 days after the  Company's  receipt of written notification of the Participant's death.

              3.3.2   Death of Beneficiary.  If a beneficiary  dies before  receiving the payment due to such  beneficiary  pursuant to this Plan, the remaining payments shall be paid to the legal representatives of the beneficiary's estate.

              3.3.3   Beneficiary  Designations.  The  Participant  shall  designate a beneficiary  by filing a written  notice of such designation  with the  Company.  The  Participant  may  revoke  or  modify  the  designation  at any time by a  further  written designation.  However,  no such designation,  revocation or modification shall be effective unless signed by the Participant and accepted  by the  Company  during  the  Participant's  lifetime.  The  Participant's  beneficiary  designation  shall be  deemed automatically  revoked  (i) in the event of the death of the  beneficiary  prior to the  Participant's  death,  or  (ii) if  the beneficiary  is the  Participant's  spouse,  in the event of dissolution of marriage.  If the  Participant  dies without a valid beneficiary  designation,  all  payments  shall be made to the  Participant's  surviving  spouse,  if any,  and if none,  to the
       Participant's estate.

              3.3.4   Facility  of  Payment.  If a  benefit  is  payable  to a minor  or  person  declared  incompetent  or to a person incapable  of  handling  the  disposition  of his or her  property,  the  Company may pay such  benefit to the  guardian,  legal representative  or person  having the care or custody of such minor,  incompetent  person or incapable  person.  The Company may require proof of incompetence,  minority or guardianship as it may deem appropriate  prior to distribution of the benefit.  Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                                               Article 4
                                                           Investment Return

       4.1    Determination.  The Investment  Return shall be the amount  necessary to increase or decrease the  Participant's  Capital
Accumulation  Account to what it would have been had the  Capital  Accumulation  Account  balance  during the Plan Year  actually  been invested in the Investment  Option(s)  selected by the Participant under  Section 4.2.  The Investment Return shall also be adjusted to reflect  surrender or other charges that would have been incurred if the Account  balance had actually been invested in the  Investment
Options and withdrawn to pay benefits.  If the Participant  fails to select an Investment  Option,  the Investment  Return shall be the
Investment Option most similar to a money market account.

       4.2    Investment Options.  The available  Investment  Options,  and the rules for allocating the Capital  Accumulation  Account among such  options,  shall be determined by the Company.  The Company,  in its  discretion  from time to time,  may designate  phantom investment in the common stock of the Company's parent,  Clark/Bardes,  Inc., as one of the available  investment options, as described in Section 4.3. The Company may in its sole discretion  amend the Plan's  Investment  Options from time to time, with respect to future periods.

       Neither the Company, the Board of Directors of the Company nor any member of the Board or any agent,  employee or advisor of the
Company  shall be liable for any  decrease in a  Participant's  Capital  Accumulation  Account as a result of the  performance  or lack thereof of any Investment Option.

       4.3    Phantom  Company Stock  Investment.  When permitted by the Company,  the  Participant  may elect a phantom  investment in
Clark/Bardes,  Inc.  common  stock as the  investment  option  for all or a portion of the  Capital  Accumulation  Account.  The deemed purchase  or sale  price for the stock  shall be the price of the last trade of the stock on the  applicable  date.  Any cash  dividend declared on the stock while  specified as an investment  option shall be deemed to be  reinvested in the Company's  common stock on the date such  dividend is paid to actual  owners of the common stock.  The shares  deemed  acquired with the dividend  shall be determined using the value of the last trade of the stock on the dividend  payment date.  If price under this Section 4.3 is to be determined  for a day on which no trades  occurred,  then the price shall be the closing  price as of the  preceding  day on which  shares were traded.
Closing prices shall be as reported in the Wall Street Journal for the day specified.

                                                          AMENDMENT NO. 1 TO
                                                     CLARK/BARDES CONSULTING, INC.
                                                        Execu-FLEX BENEFIT PLAN

                                                             INTRODUCTION

       CLARK/BARDES  CONSULTING,  INC., sponsors the Execu-FLEX Benefit Plan (the "Plan"),  originally effective as of January 1, 2000, and  restated  effective  as of June 1, 2001.  The Company  retained the right to amend the Plan.  The Company  exercises  its right of amendment  through  this  Amendment,  and  exercises  its right by amending  through  this  Amendment  No. 1. This  amendment  shall be effective January 1, 2002.

                                                               AMENDMENT

1.     Article 7 of the Plan is replaced with the following new Article 7:

              7.1     Claims  Procedure.  Any  individual  ("claimant")  who has not  received  benefits  under the Plan that he or she believes should be paid shall make a claim for such benefits as follows:

                      7.1.1    Initiation  - Written  Claim.  The  claimant  initiates a claim by  submitting  to the Company a written claim for the benefits.

                      7.1.2    Timing of Company  Response.  The Company shall respond to such claimant  within 90 days after receiving the claim. If the Company  determines that special  circumstances  require  additional time for processing the claim, the
              Company can extend the response  period by an additional  90 days by notifying the claimant in writing,  prior to the end of the initial 90-day period,  that an additional period is required.  The notice of extension must set forth the special circumstances and the date by which the Company expects to render its decision.

                      7.1.3    Notice of  Decision.  If the Company  denies  part or all of the claim,  the  Company  shall  notify the claimant in writing of such denial.  The Company shall write the notification in a manner  calculated to be understood by the claimant.  The notification shall set forth:

                               7.1.3.1    The specific reasons for the denial,
                               7.1.3.2    A reference to the specific provisions of the Plan on which the denial is based,
                               7.1.3.3    A  description  of any  additional  information  or material  necessary  for the  claimant to perfect the claim and an explanation of why it is needed,
                               7.1.3.4    An  explanation  of the Plan's  review  procedures  and the time  limits  applicable  to such procedures, and
                               7.1.3.5    A statement  of the  claimant's  right to bring a civil  action  under ERISA  Section  502(a)
                      following an adverse benefit determination on review.

              7.2     Review  Procedure.  If the Company denies part or all of the claim,  the claimant shall have the  opportunity for a full and fair review by the Company of the denial, as follows:

                      7.2.1    Initiation - Written  Request.  To initiate the review,  the claimant,  within  60 days after  receiving the Company's notice of denial, must file with the Company a written request for review.

                      7.2.2    Additional  Submissions - Information  Access.  The claimant  shall then have the  opportunity to submit written  comments,  documents,  records and other  information  relating to the claim. The Company shall also provide the claimant,  upon  request  and free of charge,  reasonable  access to, and  copies of, all  documents,  records  and other information relevant (as defined in applicable ERISA regulations) to the claimant's claim for benefits.

                      7.2.3    Considerations  on  Review.  In  considering  the  review,  the  Company  shall  take into  account  all materials and  information the claimant  submits  relating to the claim,  without regard to whether such  information was submitted or considered in the initial benefit determination.

                      7.2.4    Timing of Company  Response.  The  Company  shall  respond in writing to such  claimant  within  60 days after receiving the request for review.  If the Company  determines that special  circumstances  require  additional time for processing the claim,  the Company can extend the response  period by an additional 60 days by notifying the claimant in  writing,  prior to the end of the  initial  60-day  period,  that an  additional  period is  required.  The notice of extension must set forth the special circumstances and the date by which the Company expects to render its decision.

                      7.2.5    Notice of Decision.  The Company  shall  notify the  claimant in writing of its decision on review.  The
              Company shall write the  notification in a manner  calculated to be understood by the claimant.  The  notification  shall set forth:

                               7.2.5.1    The specific reasons for the denial,
                               7.2.5.2    A reference to the specific provisions of the Plan on which the denial is based,
                               7.2.5.3    A statement  that the  claimant is  entitled  to  receive,  upon  request and free of charge, reasonable  access to, and copies of, all  documents,  records  and other  information  relevant  (as  defined in applicable ERISA regulations) to the claimant's claim for benefits, and
                               7.2.5.4    A statement of the claimant's right to bring a civil action under ERISA Section 502(a).

2.     Section 1.2.3 of Exhibit C is replaced with the following new Section 1.2.3:

              1.2.3   "Change of Control" means the first to occur of any of the following events:

         1.2.3.1  Any "person" (as that term is used in Section 13 and 14(d)(2) of the Securities Exchange Act of 1934 ("Exchange
Act")) becomes the beneficial owner (as that term is used in Section 13(d) of the Exchange Act), directly or indirectly, of 50% or more of the Company's capital stock entitled to vote in the election of directors;

         1.2.3.2  During any period of not more than two consecutive years, not including any period prior to the adoption of this
Plan, individuals who, at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in Section 1.2.3.1, 1.2.3.3,
1.2.3.4, or 1.2.3.5) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least three-fourths of the directors then still in office, who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board;

                      1.2.3.3    The  shareholders  of the Company  approve any  consolidation  or merger of the Company,  other than a consolidation or merger of the Company in which the holders of the common stock of the Company  immediately  prior to the consolidation  or merger  hold more than 50% of the  common  stock of the  surviving  corporation  immediately  after the consolidation or merger;

                      1.2.3.4    The  shareholders  of the Company  approve any plan or proposal for the  liquidation or dissolution of the Company;

                      1.2.3.5    The  shareholders  of the Company  approve the sale or  transfer  of all or  substantially  all of the assets of the Company to parties that are not within a "controlled  group of corporations" (as defined in Section 1563 of the Code) in which the Company is a member;

                      1.2.3.6    The  shareholders  of the Company  approve any plan or proposal for the  liquidation or dissolution of the division of the Company through which the Participant is employed; or

                      1.2.3.7    The  shareholders  of the Company  approve the sale or  transfer  of all or  substantially  all of the assets of the  division of the  Company  through  which the  Participant  is  employed  to parties  that are not within a
              "controlled group of corporations" (as defined in Section 1563 of the Code) in which the Company is a member.

3.     Article 3 of Exhibit C is replaced with the following new Article 3:

              3.1     Entitlement to Benefit. A Participant's  Capital  Accumulation  Account Benefit shall equal the vested portion of the  balance  in the  Capital  Accumulation  Account  as of the date  the  Participant  (or the  Participant's  beneficiary,  if applicable,  as described  in Section  3.3.1)  becomes  entitled to the Capital  Accumulation  Account  Benefit  pursuant to the following terms:

                      3.1.1    Vesting.  Subject to the  provisions of section  2.1.1,  each year's credit to the Capital  Accumulation
              Account shall vest 20% on December 31 each year  beginning  with the year of credit and continuing for the following four years. Vesting shall be accelerated under the following circumstances:

                               3.1.1.1    Change  of  Control.  Upon a Change of  Control,  the  balance  of the  Capital  Accumulation
                      Account as of the date of the Change of Control  shall vest 100%.  However,  all credits under Section 2.1.1 made on or after the date the Change of Control shall be subject to the general  vesting  provisions of this Exhibit C as if the foregoing Change of Control had not occurred.

                               3.1.1.2    Age  65.  The  Capital  Accumulation  Account  shall  vest  100% if the  Participant  remains employed with the Company until attaining age 65.

                               3.1.1.3    Death.  The Capital  Accumulation  Account  shall be vest 100% upon the  Participant's  death prior to Termination of Employment for any other reason.

                      3.1.2    In-service  Distributions.  A Participant may elect, for each year's credit to the Capital  Accumulation
              Account under Section 2.1.1,  to receive a distribution  up to 50% of the vested  balance of such  contribution  upon the
              Distribution  Date. A Participant  may elect an in-service  distribution  only once for each year's credits under Section
              2.1.1.  Any portion of the credit not elected to be  distributed  in this form shall remain subject to the other terms of this  Exhibit C. The  Participant  shall then be entitled to the  in-service  benefit  upon the earlier of (i)  remaining employed by the Company to the Distribution Date, or (ii) Termination of Employment for any reason.

              3.2     Payment of Benefits.  The Company shall  distribute  the  Participant's  Capital  Accumulation  Account  Benefit,
       after any payments  required  pursuant to Section  3.1.2,  in a lump sum not later than 90 days  after the event  entitling  the
       Participant to the benefit payment.

              3.3     Survivorship  Benefits.  Upon the death of a  Participant,  the  Company  shall pay the  Participant's  remaining
       Capital Accumulation Account Benefit, if any, in accordance with this Section.

                      3.3.1    Entitlement/Payment.  If  the  Participant  dies  before  receiving  the  Capital  Accumulation  Account
              Benefit,  the  Company  shall pay the  Benefit to the  Participant's  beneficiary  in a lump sum within 90 days after the
              Company's receipt of written notification of the Participant's death.

                      3.3.2    Death of  Beneficiary.  If a  beneficiary  dies before  receiving  the  payment due to such  beneficiary pursuant to this Plan, the remaining payments shall be paid to the legal representatives of the beneficiary's estate.

                      3.3.3    Beneficiary  Designations.  The Participant  shall designate a beneficiary by filing a written notice of such  designation  with the  Company.  The  Participant  may  revoke or modify the  designation  at any time by a further written  designation.  However,  no such designation,  revocation or modification shall be effective unless signed by the
              Participant and accepted by the Company during the  Participant's  lifetime.  The Participant's  beneficiary  designation shall be deemed automatically  revoked (i) in the event of the death of the beneficiary prior to the Participant's death, or (ii) if the  beneficiary is the  Participant's  spouse,  in the event of dissolution of marriage.  If the  Participant dies without a valid beneficiary  designation,  all payments shall be made to the Participant's surviving spouse, if any, and if none, to the Participant's estate.

                      3.3.4    Facility of Payment.  If a benefit is payable to a minor or person  declared  incompetent or to a person incapable of handling the  disposition  of his or her property,  the Company may pay such benefit to the guardian,  legal representative or person having the care or custody of such minor,  incompetent  person or incapable person.  The Company may require proof of  incompetence,  minority or  guardianship  as it may deem  appropriate  prior to distribution of the benefit.  Such distribution shall completely discharge the Company from all liability with respect to such benefit.

4.    Except as modified above, the Plan shall remain in full force and effect.

                                    CLARK/BARDES CONSULTING, INC.

                                    By _____________________________

                                        Title _________________________

                                                                                                                          Exhibit 10.12

                                                         EMPLOYMENT AGREEMENT

                  This Employment  Agreement (this  "Agreement"),  is made and entered into as of this __ day of October___,  2001 (the
"Effective  Date"),  by and between  Clark/Bardes,  Inc. and/or its successors  ("CB"), a Delaware  corporation,  and Thomas M. Pyra, a resident of Illinois (the "Employee").

                                                         W I T N E S S E T H:

         WHEREAS, CB is engaged in business in the State of Illinois and throughout the United States; and

         WHEREAS,  CB desires to employ the  Employee in the capacity of Chief  Financial  Officer and Chief  Operating  Officer of the
Company, upon the terms and conditions hereinafter set forth; and

         WHEREAS,  the Employee is willing to enter into this  Agreement with respect to his employment and services upon the terms and conditions hereinafter set forth,

         NOW,  THEREFORE,  in consideration of the mutual covenants and obligations  contained  herein,  CB hereby employs the Employee and the Employee hereby accepts such employment upon the terms and conditions hereinafter set forth:

1.                Term of  Employment.  The term of employment  under this  Agreement  shall  commence on the Effective  Date and shall extend through October 31, 2002.  Absent notice of termination  (described  below),  commencing on November 1, 2002 and continuing on each  subsequent  November 1, the term of the  Employee's  employment  shall  automatically  be extended for an  additional  12 months.  To cause the Employee's  employment to terminate at the end of the original or an extended term,  either party,  at least
     90 days prior to such date, shall give written notice to the other party that the Agreement will terminate.

2.                Duties of the Employee.  The Employee  agrees that during the term of this  Agreement,  he will devote  substantially all his full  professional and  business-related  time, skills and best efforts to the businesses of CB. The Employee shall report to the Chief Executive Officer of CB. The Employee may engage in personal  investment  activities  provided such activities do not interfere with the performance of his duties hereunder or violate the noncompetition and confidential  information  provisions set forth herein.  Nothing  herein,  however,  will prevent the Employee,  (i) upon approval of the Board of Directors of the Company, from service as a director or trustee of other  corporations or businesses  which are not in competition  with the business of the
     Company or in competition with any present or future affiliate of the Company,  (ii) from service on civic or charitable boards or committees,  or (iii) from  engaging in personal,  investment  activities;  provided such  activities  do not  interfere  with the performance  of his duties  hereunder or violate the  noncompetition  and  confidential  information  provisions set forth herein.
     Employee shall be indemnified to the same extent as other directors and officers of CB.

3.       Compensation.

         (a)      Base Salary.  CB shall pay the Employee an annual base salary of ___Hundred  ____  Thousand  Dollars  ($--0,000)  per
         annum (or  fraction  for  portions  of a year)  ("Base  Salary").  Such Base  Salary  may be  increased  annually  during  the
         Employee's  employment with CB in accordance with the then current standard salary  administration  guidelines of the Company.
         The Employee's Base Salary shall be subject to all  appropriate  federal and state  withholding  taxes and shall be payable in accordance with the normal payroll procedures of CB.

         (b)      Annual Bonus.  In addition to the Base Salary set forth in Section 3(a)  hereof,  the Employee shall receive a target bonus  opportunity  each year during his  employment of up to ____% of Base Salary.  The Annual Bonus shall be paid based upon criteria set annually for the company.

         The Annual Bonus shall be subject to all appropriate  federal and state  withholding taxes and shall be payable annually on or before March 1st of the year following the year to which such bonus relates.

         4.       Fringe  Benefits.  CB will provide the Executive such  perquisites  and fringe benefits of employment as are commonly provided to other senior executives of the Company and/or the Divisions.  In addition to the foregoing, CB will

                  (a)      pay the Employee's annual membership dues for the  health club of his choice

                  (b)      provide the Employee with the use of an automobile  via an automobile  allowance in the amount of $1,000 per month which will be adjusted annually for inflation

The terms of this  Agreement  shall not foreclose the Employee from  participating  with other  employees of the Company in such fringe benefits or incentive  compensation  plans as may be  authorized  and adopted from time to time by the Company;  however,  the Employee must meet any and all eligibility  provisions required under said fringe benefits or incentive  compensation plans as may be authorized and adopted from time to time by the Company.  The Employee may be granted such other fringe  benefits or  perquisites  as the Employee and the Company may from time to time agree upon.

5.       Employee  Benefits.  The  Employee and his  eligible  dependents  shall be eligible to  participate  in the  employee  benefit programs  made  available  generally  to other  employees of CB; as well as other  executive  benefit  programs  that may be offered to officers  of the  Company,  provided,  however,  that the  Employee  and his  eligible  dependents  must  meet any and all  eligibility provisions  required under such employee  benefit  programs.  In addition,  the Employee is eligible to participate in the  Exec-u-flex program and the Executive Deferred Compensation Plan.

6.       Vacations.  The Employee  shall be entitled to four (4) weeks paid  vacation  during each full  calendar  year,  and may carry over up to two (2) weeks of unused vacation to the next succeeding calendar year; provided,  however,  that at no time may the Employee have accumulated more than 6 weeks of vacation.

7.       Reimbursement  of  Expenses.  CB  recognizes  that the  Employee  will incur  legitimate  business  expenses  in the course of rendering  services to CB hereunder.  Accordingly,  CB shall  reimburse the Employee,  upon  presentation of receipts or other adequate documentation,  for all necessary and reasonable  business expenses incurred by the Employee in the course of rendering  services to CB under this Agreement.

8.       Working  Facilities.  The Employee  shall be furnished an office,  administrative  assistance  and such other  facilities  and services  suitable to his position and adequate for the  performance of his duties  ("Working  Facilities"),  which shall be consistent with the reasonable policies of CB.  The corporate headquarters are located in North Barrington, Illinois.

9.       Termination.  The  employment  relationship  between  the  Employee  and CB  created  hereunder  shall  terminate  before  the expiration of the then current terms upon the occurrence of any one of the following events:

                  (a)      Death or Permanent  Disability.  The death or permanent disability of the Employee.  For the purpose of this
                  Agreement,  "permanent disability" of the Employee shall mean "disability" as defined under CB's long-term disability plan.

                  (b)      Termination for Cause. The following events,  actions or inactions by the Employee shall constitute  "Cause"
                  for termination of this Agreement:

                           (i)      Substantial  failure of performance by the Employee that is repeated or continued  following thirty
                                    (30) days  written  notice to the  Employee  of such  failure  to  perform  given by the CEO to the
                                    Employee

                           (ii)     Employee's failure to rectify any material breach or perform any reasonable  obligation of Employee under this  Agreement  within 30 days after  written  notice of such  breach for failure to perform given by the CEO to the Employee;

                           (iii)    any gross  misconduct or gross  negligence in the  performance  of his duties that  materially  and adversely affects CB;

                           (iv)     a material breach of the Intellectual Property and Confidentiality Agreement with CB;

                           (v)      the intentional diversion of a financial opportunity away from CB.

                           (vi)     the  commission  of an act of  dishonesty  or fraud  that is of a material  nature  and  involves a material breach of trust; and

                           (vii)    the conviction of Employee for any felony or of a crime involving moral turpitude.

                  (c)      Constructive Termination.  In the event of:

                           (i)      a material change or reduction in Employee's duties or authority,
                           (ii)     a downward change in Employee's title to which the Employee does not consent
                           (iii)    a change to which  Employee does not consent of the  principal  location in which he is required to perform his duties hereunder,
(iv)     a material  reduction in (or a failure to pay or provide)  Employee's  Earned Base Salary,  Annual Bonus,  Benefits,  vacation time, or Working Facilities other than as permitted by this Agreement, or
(v)      any other material breach by the Company of this Agreement,
                           Employee  shall have the right to  terminate  his  employment  and CB shall  treat such  termination  in all respects as if it had been a termination of employment without cause.

(d)      Termination  by the Employee  with  Notice.  The Employee may  terminate  this  Agreement at any time without  liability to CB arising from the  resignation  of the Employee upon ninety (90) days prior written  notice to CB. CB retains the right after proper notice of the Employee's  voluntary  termination to require the Employee to cease his employment immediately;  provided, however, in such event, CB shall remain obligated to pay the Employee his salary  during the ninety (90) day notice  period or the  remaining  term of this  Agreement,  whichever  is less. During such ninety (90) day notice period,  the Employee shall provide such consulting  services to CB as CB may  reasonably  request and shall assist CB in training his successor and generally  preparing for an orderly transition.

(e)      Termination by CB with Notice.     CB may terminate  this  Agreement at any time upon ninety (90) days prior written notice to
                           Employee.  CB retains the right after  proper  notice has been given to the Employee to require the Employee to cease his employment immediately;  provided, however, in such event, CB shall remain obligated to pay the
                           Employee  his salary  during the ninety  (90) day notice  period or the  remaining  term of this  Agreement, whichever is less.  During such ninety (90) day notice period,  the Employee  shall provide such  consulting services to CB as CB may  reasonably  request and shall assist CB in training his  successor  and  generally preparing for an orderly transition.

(f)      Termination  due to Change in Control.  If, for any reason  within 12 months  after a Change of Control  (as  defined  below),
                           Employee voluntarily resigns or CB or its successor terminates this Agreement,  Employee will be entitled to
                           Compensation  Upon  Termination  as  described  in 10(f)  below.  CB will  require any  successor  to all or substantially  all of its assets,  expressly  to assume and  perform  this  Agreement.  Change of Control is defined as

i.       If CB becomes a subsidiary of another  corporation or entity or is merged or consolidated  into another  corporation or entity or substantially all of the assets of CB are sold to another person,  corporation,  partnership or entity; or
ii.      Any  entity  becomes  owner of record or  beneficiary  of 33% of the  combined  voting  power of CB's  outstanding  securities entitled to elect the Board of Directors; or
iii.     CB's Board of Directors or lender determines that a Change of Control has taken place.

10.      Compensation Upon Termination.

(a)           General.  Unless otherwise provided for herein,  upon the termination of the Employee's  employment under this Agreement, before the expiration of the current term, the Employee shall be entitled to

                           (i)      the salary  earned by him before the effective  date of  termination,  as provided in  Section 3(a)
                                    hereof,  prorated  on the basis of the  number of full days of  service  rendered  by the  Employee during the year to the effective date of termination,

                           (ii)     any accrued, but unpaid, vacation (up to six (6) weeks),

                           (iii)    any authorized but unreimbursed business expenses and

(iv)     any benefits to which the Employee is entitled under the employee benefit programs maintained by CB.

                  The sum of the amounts  described  in clauses  (i)  through  (iv) will be  hereinafter  referred  to as the  "Accrued
                  Obligations." The Accrued Obligations will be paid to the Employee or his estate or beneficiary,  as applicable, in a lump sum in cash within thirty (30) days of the date of termination.

                  (b)      Termination Because of Death or Permanent  Disability.  If the Employee's  employment  hereunder  terminates because of the death or  permanent  disability  of the  Employee,  the  Employee  shall be  entitled  to the  Accrued
                  Obligations set forth in Section 10(a) above, plus any pro-rata (i.e.,  non-annualized) Annual Bonus for the calendar year of the Employee's death,  which shall be paid in the year following the Employee's death in accordance with CB's customary practices.

                  (c)      Termination  For Cause. If the employment  relationship  hereunder is terminated by CB for cause (as defined in Section 9(b) hereof), the Employee shall not be entitled to any amounts other than the Accrued Obligations.

                  (d)      Resignation  by the Employee  with Notice.  If the  employment  relationship  is  terminated by the Employee pursuant to the provisions of Section 9(d)  hereof,  the Employee shall be entitled to receive his Base Salary during the ninety day notice  period,  plus the Accrued  Obligations,  all to be paid when they would  otherwise  be due the
                  Employee.

(e)      Constructive  Termination  or  Termination  by CB without  Cause.  In connection  with any  resignation by Employee due to his
                  Constructive  Termination  as described in Section 9(c) above,  or in  connection  with any  termination  of Employee without  Cause,  Employee  shall be entitled to receive i) his Base Salary for the ninety day notice period plus (ii)
                  his Base Salary for a one year period from the date of  termination,  plus (iii) the  pro-rated  Annual Bonus for the calendar year of the Employee's termination,  and (iv) any Accrued Obligations,  less any amounts already paid during the notice period. Such amounts shall be paid when they would otherwise be due to the Employee.

(f)      Termination  due to Change in  Control.  In  connection  with any  termination  by CB of the  Employee or  resignation  by the
                  Employee due to Change in Control as described  in Section 9(f) above,  Employee  shall be entitled to receive i) his
                  Base Salary for the ninety day notice  period plus (ii) his Base Salary  together with an amount equal to the average of the Annual Bonuses paid for the two-years prior to the Change of Control,  and any Accrued  Obligations,  less any amounts  already  paid.  Such  payments  shall be paid on a no less  than a  monthly  basis  for the two year  period beginning ninety days from the date notice is given.

(g)      Amounts payable under this Section 10 will be reduced by any standard withholding and other authorized deductions.

11.      Noncompetition.  During the  Employee's  employment  with CB, and for the time period set forth in Section  11(d)  below,  the
Employee will not:

                  (a)      Accept employment with or render services for compensation  (including without  limitation,  consultation or research) to, or acquire any kind of ownership in, any person or entity which is engaged in the design,  development, marketing,  sale or support of any  competitive  product or service  sold in the United  States if that  relationship includes any responsibilities whatsoever with respect to developing,  promoting, marketing, soliciting or selling any product or service  (including  without  limitation,  any life insurance or other insurance product or policy) to any corporation in any state in which CB operates.

                  (b)      Promote,  market,  solicit,  or sell any product or service,  including  without  any  limitation,  any life insurance or other insurance  product or policy,  similar to or competitive  with CB or any of its Divisions'  ("CB")
                  Programs to any existing client of CB or any  corporation,  healthcare,  insurance  carrier or financial  institution which, during the 13-month period prior to the termination of Employee's employment by CB, either

                           (i)      is  listed as either a client,  a  prospect,  or a  courtesy  prospect  on the  prospect  databases maintained by the Divisions of the company.

                  (c)      Induce or attempt to induce

                           (i)      any  purchaser  of any CB  Program  to  cancel,  allow to lapse,  fail to renew or  replace  any CB
                                    Program,

                           (ii)     within the 13 month period following  termination of Employee's  employment,  any other employee or any representative of CB to terminate or alter his, her, or its relationship with CB,

                           (iii)    any insurance company to terminate or alter its relationship with CB,

(iv)     any banking association or other trade organization to terminate or alter its relationship with CB

                  (d)      The noncompetition provisions described in sections 11(a), (b), and (c) shall apply as follows:

                           (i)      If CB  terminates  the Employee  pursuant to Section  9(b) (for Cause) or the  Employee  terminates pursuant to Section 9(d) (Termination by the Employee with Notice),  the noncompetition  provisions in  sections  11(a),  (b) and (c)  shall  remain  in effect  for 12  months  after  the  Employee's termination.
                           (ii)     If  the  Employee  terminates  pursuant  to  Section 9(c)  (for  Constructive   Termination),   the
                                    noncompetition  provisions  in  Section  11(c)  shall  remain  in effect  for 12  months  after the
                                    Employee's termination.
(iii)    If  the  Employee  terminates  or CB  terminates  the  Employee  pursuant  to  Section  9(f)  (for  Change  of  Control),  the
                                    noncompetition  provisions  in  sections  11(a),  (b) and (c) shall  remain in effect for 24 months after the Employee's termination.

12.      Confidential  Information.  Employee  shall abide by the terms of CB's  standard  Intellectual  Property  and  Confidentiality
Agreement, which is attached hereto as Exhibit A.

13.      Property  of CB.  The  Employee  acknowledges  that from time to time in the course of  providing  services  pursuant  to this
Agreement he shall have the  opportunity  to inspect and use certain  property,  both tangible and  intangible,  of CB and the Employee hereby  agrees that such  property  shall  remain the  exclusive  property of CB, and the Employee  shall have no right or  proprietary interest in such property, whether tangible or intangible,  including,  without limitation, the Employee's customer and supplier lists, contract forms, books of account, computer programs and similar property.

14.      Equitable  Relief.  The  Employee  acknowledges  that the  services to be rendered by him are of a special,  unique,  unusual, extraordinary,  and intellectual  character,  which gives them a peculiar value, and the loss of which cannot  reasonably or adequately be  compensated  in damages in an action at law, and that a breach by him of any of the  provisions  contained in this  Agreement  will cause CB irreparable  injury and damage. The Employee further  acknowledges that he possesses unique skills,  knowledge and ability and that  competition  by him in violation of this  Agreement or any other breach of the  provisions of this  Agreement  would be extremely detrimental  to CB. By reason  thereof,  the Employee  agrees that CB shall be entitled,  in addition to any other remedies it may have under this Agreement or otherwise, to injunctive and other equitable relief to prevent or curtail any breach of this Agreement by him.

15.      Successors  Bound.  This  Agreement  shall  be  binding  upon  CB  and  the  Employee,   their  respective  heirs,  executors,
administrators or successors in interest.

16.      Severability  and  Reformation.  The parties  hereto  intend all  provisions  of this  Agreement to be enforced to the fullest extent permitted by law. If, however,  any provision of this Agreement is held to be illegal,  invalid,  or unenforceable under present or future law,  such  provision  shall be fully  severable,  and this  Agreement  shall be construed  and enforced as if such  illegal, invalid,  or unenforceable  provision were never a part hereof, and the remaining  provisions shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance.

17.      Integrated  Agreement.  This Agreement  constitutes the entire Agreement between the parties hereto with regard to the subject matter hereof, and there are no agreements,  understandings,  specific  restrictions,  warranties or  representations  relating to said subject matter between the parties other than those set forth herein or herein provided for.

18.      Notices.  All notices and other  communications  required or permitted to be given  hereunder shall be in writing and shall be deemed to have been duly given if delivered  personally,  mailed by  certified  mail (return  receipt  requested)  or sent by overnight delivery  service,  cable,  telegram,  facsimile  transmission  or telex to the  parties at the  following  addresses  or at such other addresses as shall be specified by the parties by like notice:

                  If to CB:

                           Clark/Bardes Holdings, Inc.
                           102 South Wynstone Park Drive
                           North Barrington, Illinois 60010
                           Attn:  Mr. W. T. Wamberg
                           Chief Executive Officer

                  With a copy to:

                           Vedder, Price, Kaufman and Kammholz
                           222 N. LaSalle Street
                           Chicago, Illinois  60601

                           Attn:  Lane Moyer, Esq.

                  If to Thomas M. Pyra

                           22921 Fox Chase
                           Deer Park, Illinois 60010

         Notice so given shall,  in the case of notice so given by mail, be deemed to be given and received on the fourth  calendar day after  posting,  in the case of notice so given by  overnight  delivery  service,  on the date of actual  delivery  and, in the case of notice so given by cable, telegram,  facsimile transmission,  telex or personal delivery, on the date of actual transmission or, as the case may be, personal delivery.

19.      Further  Actions.  Whether or not  specifically  required under the terms of this  Agreement,  each party hereto shall execute and deliver such  documents  and take such  further  actions as shall be necessary in order for such party to perform all of his or its obligations specified herein or reasonably implied from the terms hereof.

20.      GOVERNING  LAW. THIS  AGREEMENT  SHALL BE GOVERNED BY AND  CONSTRUED IN  ACCORDANCE  WITH THE INTERNAL LAW, AND NOT THE LAW OF
CONFLICTS, OF THE STATE OF ILLINOIS.

21.      Assignment.  This  Agreement is personal to the Employee and may not be assigned in any way by the Employee  without the prior written consent of CB.

22.      Application  of Terms.  Whenever used herein (1) the terms  Clark/Bardes,  Inc. (or any  abbreviations  thereof) shall include all affiliates and successors thereof.

23.      Counterparts.  This  Agreement  may be executed  in  counterparts,  each of which will take  effect as an original  and all of which shall evidence one and the same Agreement.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the Effective Date.

                                                     CLARK/BARDES, INC.

                                                     By: /s/ W.T. Wamberg

                                                     W. T. Wamberg
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                                     EMPLOYEE:

                                                     Thomas M. Pyra
                                                      /s/ Thomas M. Pyra

                                                         EMPLOYMENT AGREEMENT

                  THIS AGREEMENT ("Agreement"),  by and between Clark/Bardes,  Inc., a Delaware corporation ("Company"), and Richard C.
Chapman, a resident of Minnesota (the "Executive"), shall become effective on June 1, 2000 (the "Effective Date").

                                                           WITNESSETH THAT:

         WHEREAS,  the Company desires to employ the Executive,  and the Executive desires to be employed by the Company, in accordance with the terms and conditions of this Agreement.

         NOW,  THEREFORE,  in  consideration  of the mutual  covenants set forth herein,  the Company and the Executive hereby agree as follows:

         1.  Employment.  The Company  hereby agrees to employ the  Executive,  and the Executive  agrees to serve the Company,  in the capacities  described herein during the Period of Employment (as defined in Section 2 of this Agreement),  in accordance with the terms and conditions of this Agreement.

         2.  Period of  Employment.  The term  "Period of  Employment"  shall mean the  period of three (3)  years,  commencing  on the
Effective Date and, unless earlier terminated  pursuant to Section 7, ending on the third anniversary of the Effective Date;  provided, however,  that the Period of  Employment  shall  automatically  be  extended  on a day by day basis  effective  on and after the second anniversary  of the  Effective  Date (so that it is always one (1) year) until such date as either the Company or the  Executive  shall have terminated such automatic extension provision by giving written notice to the other.

         3.  Duties During the Period of Employment.

         (a) Duties.  During the Period of  Employment,  the Executive  shall be employed as Chief  Executive  Officer of  Clark/Bardes
Banking,  the former Bank  Compensation  Strategies  ("BCS") Division of the Company,  with overall charge and  responsibility  for the business and the affairs of the Division.  Executive shall report directly to the Chief Executive Officer of the Company.

         (b) Scope.  During the Period of  Employment,  and  excluding any periods of vacation and sick leave to which the Executive is entitled,  the Executive shall devote  substantially  all of his business time and attention to the business and affairs of the Banking
Division.  It shall not be a violation of this  Agreement for the Executive to (i) serve on  corporate,  civic or charitable  boards or committees;  (ii) deliver lectures,  fulfill speaking engagements or teach occasional courses or seminars at educational  institutions;
or (iii)  manage  personal  investments,  so long as such  activities  under  clauses  (i),  (ii) and  (iii) do not  interfere,  in any substantive respect, with the Executive's responsibilities hereunder.

         4.       Compensation and Other Payments.

         (a)      Salary.  During the Period of Employment,  the Company shall pay the Executive an annualized  base salary of not less than Three  Hundred  Twenty-five  Thousand  ($325,000)  per year  (the "Base  Salary").  The  Executive's  Base Salary shall be paid in accordance with the Company's  executive payroll policy.  In addition,  the Executive's base salary will be adjusted on an annual basis according  to the rate of increase in the  Consumer  Price Index for All Urban  Consumers,  which is  published  by the Bureau of Labor
Statistics  of the U.S.  Department of Labor.  The Base Salary shall be reviewed  annually as of the end of each fiscal year during the
Period of Employment by the Chief  Executive  Officer of the Company with the first such review  scheduled to occur  December 31, 2001.
Each  annual  review  shall be  completed  within 60 days after the last day of the fiscal  year.  Based upon such  reviews,  the Chief
Executive  Officer may  increase,  but shall not decrease,  the Base Salary,  (cost of living  increase is  automatic,  based on annual cpt).  Any increase in Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement.

         (b)      Annual Bonus.  In addition to the Base Salary,  the  Executive  shall be eligible to receive an annual bonus of up to
140% of his Base Salary as described on the attached Schedule.

         (c)      Stock Options.  In addition to existing  options,  the Executive,  upon the signing of this Agreement,  shall receive
9,000 fully vested options.

         (d)      Vacations.  The Executive  shall be entitled to six (6) weeks paid vacation  during each calendar year, none of which will carry over to the next succeeding calendar year.

         5.       Other Executive Benefits.

         (a)      Regular  Reimbursed  Business  Expenses.  The Company  shall  promptly  reimburse  the Executive for all expenses and disbursements reasonably incurred by the Executive in the performance of his duties hereunder during the Period of Employment.

(b)      Benefit Plans.  The Executive and his eligible family members shall be entitled to participate  immediately,  on terms no less favorable than the terms offered to other senior  executives of the Company,  in any group and/or  executive life,  hospitalization  or disability  insurance plan,  health program,  vacation policy,  pension,  profit sharing,  401(k) and similar benefit plans (qualified, non-qualified  and  supplemental)  or other  fringe  benefits  (it being  understood  that items such as stock  options  are not fringe benefits) of the Company  (collectively  referred to as the "Benefits").  Anything  contained  herein to the contrary  notwithstanding, the benefits  described  herein shall not duplicate  benefits made available to the Executive  pursuant to any other  provision of this
Agreement.

(c)      Perquisites.  The Company shall  provide the  Executive  such  perquisites  of  employment  as are commonly  provided to other senior  executives  of the  Company.  In  addition  to the  foregoing,  the  Company  shall:  (1) pay the  annual  membership  dues for organizations which are business related and (2) pay the annual membership dues for industry  organizations,  including the Association for Advanced Underwriting.

         6.       Noncompetition; Non-Solicitation.

         (a)      During the Period of Employment,  and for two (2) years thereafter (the "non-Competition Period), the Executive shall not in the United States,  and in any other areas in which the Company has done business  within five (5) years preceding the Effective
Date  (collectively,  the  "Territory"),  directly or indirectly,  either alone or in partnership or jointly or in conjunction with any person or persons, firm, association,  syndicate,  company or corporation as principal,  agent, employee,  director,  shareholder or in any other  manner  whatsoever  (i) carry on or be engaged in the  business  of  marketing  executive  benefit  and  insurance  plans to community banks,  large  corporations and other  organizations  (the "Business") or any other business which is in competition with the
Business as existing on the date hereof,  or (ii) solicit  business  from, or sell to, any of the Company's  customers in the Territory or any other person,  firm or  corporation in the Territory to whom the Company has sold products  within five (5) years  preceding the date of this  Agreement  where such  solicitation  or sale would involve the sale of products  competitive  with the Business.  Nothing herein shall prohibit  Executive from being an owner of not more than 5% of the outstanding stock of any class of a corporation,  which is publicly traded, so long as he has no active participation in the business of such corporation.

         (b)      Executive  agrees  that during the Period of  Employment  and for a period of two (2) years  thereafter,  he will not directly or indirectly offer  employment to any person who is currently or was within the last year employed by the Company,  or, is or will be employed by the Company, except with the prior written consent of the Company.

         7.       Termination.

         (a)      Death or Disability.  This Agreement and the period of Employment shall terminate  automatically upon the Executive's death.  If the Disability of the Executive has occurred  (pursuant to the definition of "Disability"  set forth below),  it may give to the Executive  written notice of its intention to terminate the  Executive's  employment.  In such event,  the  Executive's  employment with the Company shall  terminate  effective on the thirtieth day after receipt by the Executive of such notice given at any time after a period of one  hundred  eighty  (180)  consecutive  days (or 60  consecutive  days three or more  times in any  single  period of 365 consecutive days) of Disability;  provided that, within the thirty (30) days after such receipt,  the Executive shall not have returned to full-time  performance of the Executive's  duties. For purposes of this Agreement,  "Disability" means the Executive's  inability to perform  his  duties  hereunder  as  determined  by a  physician  mutually  acceptable  to  the  Company  and  the  Executive  (or  his representative).

         (b)      By the Company for Cause.  During the Period of Employment  after the Effective  Date,  the Company may terminate the
Executive's  employment  for "Cause".  For purposes of this  Agreement,  "Cause" shall mean (i) except in the event of the  Executive's
Disability,  a  substantial,  repeated and continued  act of  misconduct or failure by the Executive to perform his material  duties or obligations  to the Company  pursuant to this  Agreement,  as  determined  by the Chief  Executive  Officer of the  Company,  which the
Executive  fails to remedy  within thirty (30) days after written  notice is received by the  Executive  specifying  the alleged act of misconduct or failure in reasonable  detail;  (ii)  conviction by the  Executive of a felony;  or (iii) the Company's  Chief  Executive
Officer  determines  that the Executive has engaged in a fraudulent  act resulting in personal gain or enrichment at the expense of the
Company or other detriment to the Company.

         (c)      By  Executive  for Good  Reason.  During  the Period of  Employment,  the  Executive's  employment  hereunder  may be terminated  by the Executive  for Good Reason.  For purposes of this  Agreement,  "Good  Reason"  shall mean,  without the  Executive's consent:

                  (i)      the  assignment to the Executive of any duties  inconsistent  in any material  respect with the  Executive's position (including status, offices, titles and reporting  relationships),  authority,  duties or responsibilities as contemplated  by Section 3 of this  Agreement,  or any other  action by the Company  which  results in a  significant diminution in such position, authority, duties or responsibilities,  excluding for this Section 7(c) any isolated and inadvertent  action not taken in bad faith and which is remedied by the Company within ten (10) days after receipt of a notice thereof given by the Executive;

                  (ii)     any failure by the Company to comply with any of the  provisions of Section 4 or 5 of this  Agreement  other than an isolated and  inadvertent  failure not taken in bad faith and which is remedied by the Company within ten (10 days) after receipt of notice thereof given by the Executive; and

                  (iii)    the Executive being required,  without his consent,  to relocate to a principal place of employment  outside of the Minneapolis metropolitan area.

         (d)      Other than for Cause or Good Reason.  The Executive or the Company may terminate  this Agreement for any reason other than for Good Reason or Cause,  respectively,  upon thirty (30) days written  notice to the Company or  Executive,  as the case may be.
If the Executive  terminates the Agreement for any reason,  he shall have no liability to the Company or its subsidiaries or affiliates other than as described in this  Agreement in Section 6(a) and 6(b).  If the Company  terminates  the  Agreement,  or if the  Agreement terminates because of the death of the Executive, the obligations of the Company shall be as set forth in Section 8 hereof.

         (e)      Notice of  Termination.  Any  termination  by the  Company or by the  Executive  shall be  communicated  by Notice of
Termination  to the other party hereto given in accordance  with Section 18(b) of this  Agreement.  For purposes of this  Agreement,  a
"Notice of Termination"  means a written notice which (i) indicates the specific  termination  provision in this Agreement relied upon;
(ii) sets forth in reasonable  detail,  if necessary,  the facts and  circumstances  claimed to provide a basis for  termination of the
Executive's  employment  under the provision so indicated;  and (iii) if the Date of  Termination  (as defined below) is other than the date of receipt of such notice,  specifies  the  termination  date (which date shall not be less than thirty (30) days after the giving of such  notice).  The failure by the Executive or Company to set forth in the Notice of  Termination  any fact or  circumstance  which contributes  to a showing of the basis for  termination  shall not waive any right of such party  hereunder or preclude such party from asserting such fact or circumstance in enforcing his or its rights hereunder.

         (f)      Date of  Termination.  "Date of  Termination"  means  the date  specified  in the  Notice of  Termination;  provided, however, that if the Executive's  employment is terminated by reason of death or Disability,  the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

         8.       Obligations of the Company Upon Termination.

         (a)      Death.  If the  Executive's  employment  is terminated  by reason of the  Executive's  death,  this  Agreement  shall terminate  without further  obligations to the Executive's  legal  representatives  under this Agreement,  other than those obligations accrued or earned and vested (if applicable) by the Executive as of the Date of  Termination,  including,  but not necessarily  limited to:  (i) the  Executive's  full  Base  Salary  through  the Date of  Termination  at the  rate in  effect  on the Date of  Termination, disregarding  any reduction in Base Salary in violation of this Agreement;  (ii) any options (which shall become vested and immediately exercisable);  and (iii) any other rights and benefits  (including,  without limitation,  any pro-rata bonuses pursuant to Section 4(b)
of this Agreement and payments due pursuant to Section 5(a) of this Agreement)  available to the Executive under employee  compensation and benefit  arrangements  of the Company  (without  duplication)  in which the Executive was a participant on the Date of Termination, determined in accordance with the applicable terms and provisions of such  arrangements  (such amounts specified in clauses (i) through
(iii) are hereinafter referred to as "Accrued Obligations").

         (b)      Disability.  If the  Executive's  employment is terminated by reason of the  Executive's  disability,  this Agreement shall  terminate,  and the Company  shall pay to Executive  (or in the event of  Executive's  death after  finding of  Disability,  his surviving spouse, or if he leaves no spouse, his personal representative, as successor in interest) his Accrued Obligations.

(c)      Cause;  Other  than Good  Reason.  If the  Executive's  employment  shall be  terminated  by the  Company  for Cause or by the
Executive for Other than Good Reason,  this Agreement shall terminate,  and the Executive shall be entitled to the Accrued  Obligations set forth above.

(d)      Change in Control

i.       If the Company shall  terminate  the  Executive's  employment  during the Period of  Employment  within 12 months  following a
              Change in Control or if the Executive  shall  terminate  for any reason within 12 months after a Change in Control,  then the Executive shall receive the severance benefits provided for in this Section 8(d).

ii.      The  Executive  shall elect  either (A) to receive his annual total cash  compensation  ("Severance  Compensation"),  which is based upon the  Executive's  total annual base salary plus cash bonus payments for the remaining term of this  employment agreement plus two years thereafter,  and be bound by the non-competition and non-solicitation  covenants under Section 6
              (the "Restrictive  Covenants") for 24 months following termination of employment;  or (B) to receive no such compensation and not be bound by the  Restrictive  Covenants.  The Executive  shall  communicate the selected option to the Company in writing  within  thirty (30) business  days  following the date of the  Executive's  termination  of  employment.  If the
              Executive  fails to give timely  notice  during the five day period,  the  Executive  shall be deemed to have  elected no
              Severance  Compensation and no Restrictive  Covenants.  Whether the Executive  elects Severance  Compensation or not, the
              Company shall pay the Executive his pro-rated Annual Bonus to the date of termination.

iii.     In  addition,  the  Executive  shall also  receive  those  other  obligations  and  Benefits  accrued or earned and vested (if applicable) by the Executive as of the Date of Termination,  including, but not necessarily limited to, all other Accrued
              Obligations.

iv.      For the remainder of the Period of Employment  (determined  without regard to the termination  thereof pursuant to Section 7), or such longer period as any plan,  program,  practice or policy may provide,  the Company shall continue benefits to the
              Executive  and/or the  Executive's  family at least equal to those which would have been  provided to them in  accordance with Section 5(b) of this Agreement as if the Executive's  employment had not been terminated,  including (but not by way of limitation) health insurance and life insurance.

v.       For  purposes  of this  Agreement,  a "Change  of  Control"  shall be deemed to have  occurred  if (A) the  Company  becomes a subsidiary  of  another  corporation  or entity  or is  merged or  consolidated  into  another  corporation  or entity or substantially  all of the  assets  of the  Company  are  sold to  another  corporation  or  entity;  or (B)  any  person, corporation,  partnership or other entity,  either alone or in conjunction with its "affiliates," as that term is defined in Rule 405 of the  General  Rules and  Regulations  under the  Securities  Act of 1933,  as  amended,  or other group of persons, corporations,  partnerships or other entities who are not "affiliates" but who are acting in concert, other than the Executive or his family  members,  or any person,  organization  or entity that is controlled by the Executive or his family members,  becomes the owner of record or beneficiary of securities of the Company that represent  thirty-three and one-third  percent (33 1/3%) or more of the combined voting power of the Company's then outstanding  securities  entitled to elect Board of Directors of the Company;  or (C) the Board of Directors of the Company or a committee  thereof makes a determination in its reasonable judgment that a "Change of Control" of the Company has taken place.

(e)      Good Reason; Other than for Cause, Death or Disability

i.       If (A) the  Company  shall  terminate  the  Executive's  employment  (other  than for Cause or  Disability  and  except if the
              Executive's  employment is terminated as a result of his death);  or (B) during the Period of  Employment,  the Executive shall terminate his employment for Good Reason;  then the Executive shall receive the severance  benefits provided for in this Section 8(e).

ii.      The  Executive  shall elect  either (A) to receive a full 12 months of Base Salary  ("Base  Severance  Compensation"),  and be
              bound by the non-competition and non-solicitation  covenants under Section 6 (the "Restrictive  Covenants") for 24 months following  termination  of  employment;  or (B) to  receive  no such  compensation  and not be bound  by the  Restrictive
              Covenants.  The Executive  shall  communicate the selected option to the Company in writing within five (5) business days following the date of the  Executive's  termination  of employment.  If the Executive  fails to give timely notice during the five day  period,  the  Executive  shall be deemed to have  elected  no  Severance  Compensation  and no  Restrictive
              Covenants.  Whether the  Executive  elects  Severance  Compensation  or not,  the  Company  shall pay the  Executive  his pro-rated Annual Bonus to the date of termination.

iii.     In  addition,  the  Executive  shall also  receive  those  other  obligations  and  Benefits  accrued or earned and vested (if applicable) by the Executive as of the Date of Termination,  including, but not necessarily limited to, all other Accrued
              Obligations.

         It is  understood  that the  Executive's  rights under this Section 8 are in lieu of all other rights which the  Executive may otherwise  have had upon  termination  of this  Agreement;  provided,  however,  that no  provision  of this  Agreement  is intended to adversely affect the Executive's rights under the Consolidated Omnibus Budget Reconciliation Act of 1985.

         9.       Mitigation.  In no event shall the  Executive be obligated to seek other  employment  or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement.

         10.      Indemnification.  The Company  shall  maintain,  for the benefit of the  Executive,  director  and officer  liability insurance  in form at least as  comprehensive  as, and in an amount that is at least equal to,  that  maintained  by the Company on the
Effective  Date. In addition,  the Executive  shall be  indemnified by the Company  against  liability as an officer of the Company and any  subsidiary  or affiliate of the Company to the maximum  extent  permitted by  applicable  law. The  Executive's  rights under this
Section 10 shall  continue so long as he may be subject to such  liability,  whether or not this  Agreement may have  terminated  prior thereto.

         11.      Confidential  Information.  The Executive  shall abide by the terms of  Clark/Bardes,  Inc.'s  standard  Intellectual
Property and  Confidentiality  Agreement.  In addition,  during the Period of Employment and for a period of two (2) years  immediately thereafter,  Executive shall not, directly or indirectly use any Confidential  Information other than pursuant to his employment by and for the  benefit  of the  Company.  The term  "Confidential  Information"  used in this  Agreement  means all data or  information  not generally known outside of the business of the Company relating to its products,  customer lists,  financial arrangements or contracts, internal policies, or any non-public financial data or business plan, data, or survey, any product  specification,  and any description or plan for any new or revised product.

         12.      Remedy for Violation of Section 6 or 11. The Executive  acknowledges  that the Company has no adequate  remedy at law and will be irreparably  harmed if the Executive  breaches or threatens to breach the provisions of Sections 6 or 11 of this Agreement, and,  therefore,  agrees that the company shall be entitled to injunctive  relief to prevent any breach or threatened  breach of either such Section and that the Company  shall be entitled to specific  performance  of the terms of each of such Sections in addition to any other legal or equitable  remedy it may have.  Nothing in this Agreement  shall be construed as  prohibiting  the Company from pursuing any other remedies at law or in equity that it may have or any other rights that it may have under any other agreement.

         13.  Withholding.  Anything  in this  Agreement  to the  contrary  notwithstanding,  all  payments  required to be made by the
Company  hereunder to the Executive  shall be subject to  withholding  of such  amounts,  at the time payments are actually made to the
Executive  and  received  by him,  relating  to taxes as the  Company  may  reasonably  determine  it should  withhold  pursuant to any applicable law or regulation.

         14.      Arbitration.  Any dispute or controversy  between the Company and the Executive,  whether  arising out of or relating to this  Agreement,  the breach of this  Agreement,  or  otherwise,  shall be  settled  by  arbitration  administered  by the  American
Arbitration  Association ("AAA") in accordance with its Commercial  Arbitration Rules then in effect and judgment on the award rendered by the arbitrator may be entered in any court having  jurisdiction  thereof.  Any arbitration  shall be held before a single arbitrator who shall be  selected  by the  mutual  agreement  of the  company  and the  Executive,  unless the  parties  are unable to agree to an arbitrator,  in which case,  the arbitrator  will be selected under the procedures of the AAA. The arbitrator  shall have the authority to award any  remedy or relief  that a court of  competent  jurisdiction  could  order or grant,  including,  without  limitation,  the issuance of an injunction.  However,  either party may,  without  inconsistency  with this  arbitration  provision,  apply to any court having  jurisdiction  over such dispute or controversy and seek interim  provisional,  injunctive or other  equitable  relief until the arbitration  award is rendered or the  controversy  is otherwise  resolved.  Except as necessary in court  proceedings  to enforce this arbitration provision or an award rendered hereunder,  or to obtain interim relief,  neither a party nor an arbitrator may disclose the existence,  content or results of any arbitration  hereunder  without the prior written  consent of the Company and the Executive.  The company and the Executive  acknowledge that this Agreement evidences a transaction  involving interstate commerce.  Notwithstanding any choice of law provision  included in this  Agreement,  the United States Federal  Arbitration Act shall govern the  interpretation  and enforcement of this arbitration provision.  The arbitration  proceeding shall be conducted in Chicago,  Illinois or such other location to which the parties may agree.  The company shall pay the costs of any arbitrator appointed hereunder.

         15.      Reimbursement  of Legal  Expenses.  In the event that the  Executive is  successful  in pursuing any claim or dispute involving the Executive's employment with the Company,  including any claim or dispute relating to (a) this Agreement,  (b) termination of the  Executive's  employment  with the Company or (c) the failure or refusal of the Company to perform fully in accordance  with the terms hereof,  whether in mediation,  arbitration or litigation,  the company shall promptly  reimburse the Executive for all costs and expenses  (including,  without  limitation,  attorneys' fees) relating  solely,  or allocable,  to such successful  claim. In any other case, the Executive and the company shall each bear all their own costs and attorneys fees.

         16.      Successors.

         (a)      This  Agreement  is personal to the  Executive  and without  the prior  written  consent of the Company  shall not be assignable  by the  Executive  otherwise  than by will or the laws of descent  and  distribution.  This  Agreement  shall  inure to the benefit of and be  enforceable  by the  Executive's  heirs and legal  representatives.  The Company  may assign its  rights,  duties or obligations  under this Agreement to only an entity with which it has merged or  consolidated,  or to which it has transferred  all, or substantially all, of its assets.

         (b)      This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

         (c)      The  Company  shall  require  any  successor  (whether  direct or  indirect,  by  purchase,  merger,  reorganization, consolidation,  acquisition  or property  or stock,  liquidation,  or  otherwise)  to all or a  substantial  portion of its assets,  by agreement in form and substance  reasonably  satisfactory to the Executive,  expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company  would be required to perform this  Agreement if no such  succession  had taken place.  Regardless  of whether  such an agreement is executed,  this  Agreement  shall be binding upon any  successor of the company in accordance with the operation of law, and such successor shall be deemed the "Company" for purposes of this Agreement.

         (d)      As used in this Agreement,  the term "Company" shall include any successor to the Company's business and/or assets as aforesaid which assumes to perform this Agreement by operation of law, or otherwise.

         17.      Representations.

         (a)      The company  represents  and  warrants  that (i) the  execution of this  Agreement  has been duly  authorized  by the
Company,  including  action of the  applicable  Board of  Directors  and  compensation  committee;  (ii) the  execution,  delivery  and performance  of this  Agreement  by the Company  does not and will not violate any law,  regulation,  order,  judgment or decree or any agreement,  plan or corporate  governance  document of the company;  and (iii) upon the  execution and delivery of the Agreement by the
Executive,  this Agreement shall be the valid and binding obligation of the company,  enforceable in accordance with its terms,  except to the extent  enforceability  may be limited by  applicable  bankruptcy,  insolvency  or similar laws  affecting  the  enforcement  of creditors' rights generally and by the effect of general  principles of equity  (regardless of whether  enforceability is considered in a proceeding in equity or at law).

         (b)      The  Executive  represents  and  warrants to the Company the (i) the  execution,  delivery  and  performance  of this
Agreement by the Executive does not and will not violate any law, regulation,  order,  judgment or decree or any agreement to which the
Executive  is a party  or by  which  he is  bound;  (ii)  the  Executive  is not a  party  to or  bound  by any  employment  agreement, non-competition  agreement or  confidentiality  agreement  with any other person or entity that would  interfere with this Agreement or his  performance  of services  hereunder;  and (iii) upon the execution and delivery of this  Agreement by the Company,  this Agreement shall be the valid  and  binding  obligation  of the  Executive,  enforceable  in  accordance  with its  terms,  except  to the  extent enforceability  may be limited by applicable  bankruptcy,  insolvency or similar laws affecting the  enforcement  of creditors'  rights generally and by the effect of general  principles of equity  (regardless  of whether  enforceability  is considered in a proceeding in equity or at law).

         18.      Miscellaneous.

         (a)      This  Agreement  shall be governed by and  construed in  accordance  with the laws of the State of Illinois,  without reference to principles of conflicts of laws. The captions of this  Agreement are not part of the  provisions  hereof and shall have no force or effect.  This Agreement may not be amended or modified  otherwise than by a written  agreement  executed by the parties hereto or the respective successors and legal representatives.

         (b)      All notices and other  communications  hereunder shall be in writing and shall be given by hand delivery to the other party, by overnight courier, or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                                            To
Executive:

                                            Richard C. Chapman
                                            Chief Executive Officer
                                            Bank Compensation Strategies
                                            3600 West 80th Street
                                            Minneapolis, MN 55431

                                            Or

                                            To Company:
                                            Attention:  Chief Executive Officer
                                            Clark/Bardes, Inc.
                                            102 South Wynstone Park Drive
                                            N. Barrington, Illinois 60010

                                            With a copy to:
                                            Attention:  Stan Block
                                            Vedder Price Kaufman & Kammholz
                                            222 N. LaSalle Street
                                            Chicago, Illinois  60601-1003

         Or to such other address as any of the parties shall have  furnished to the other in writing in  accordance  herewith.  Notice and communications shall be effective when actually received by the addressee.

         (c)      None of the provisions of this Agreement shall be deemed to be a penalty.

         (d)      The  invalidity  or  unenforceability  of  any  provision  of  this  Agreement  shall  not  affect  the  validity  or enforceability of any other provision of this Agreement.

         (e)      Any party's failure to insist upon strict  compliance with any provision hereof shall not be deemed to be a waiver of such provision or any other provision hereof.

         (f)      This Agreement  (which  includes the agreements  referenced  herein)  supersedes  any prior  employment  agreement or understandings,  written or verbal  between the Company or the company and the Executive and contains the entire  understanding  of the company, the company and the Executive with respect to the subject matter hereof.

         (g)      This  Agreement  may be  executed  simultaneously  in two or more  counterparts,  each of which  shall be  deemed  an original, but all of which together shall constitute one and the same instrument.

                  IN WITNESS HEREOF, the parties have duly executed this Agreement as of the day and year first above written.

         CLARK/BARDES, INC.

         By: /s/ W.T. Wamberg

         Richard C. Chapman

         /s/ Richard C. Chapman

                                                                                                                          Exhibit 10.15

                                                            FIRST AMENDMENT
                                                      TO THE EMPLOYMENT AGREEMENT
                                              BY AND BETWEEN CLARK/BARDES HOLDINGS, INC.
                                                           AND W.T. WAMBERG
                                                        DATED SEPTEMBER 1, 1999

         Effective March 6, 2002, the Employment Agreement by and between Clark/Bardes Holdings, Inc. (now known as Clark/Bardes
Consulting, Inc.) and W.T. Wamberg, dated September 1, 1999, is hereby amended to add the following additional language to the end of
Section 8(a) thereof regarding the obligations of the Company upon the death of W.T. Wamberg:

         To the extent that the Company is able to maintain key man life insurance on the life of the Executive as of the date of his death, the Company agrees to obtain such life insurance and to use the proceeds of such key man life insurance to purchase, and the Executive agrees that his executor will sell, up to $20 million of common stock of the Company at the closing price of the stock on the last trading day immediately preceding the Executive's death.

         IN WITNESS HEREOF, the parties have executed this First Amendment as of the day and year first above written.

                                                     CLARK/BARDES CONSULTING, INC.

                                                     By:    /s/ W.T. Wamberg
                                                     Its:     Chief Executive Officer

                                                     W.T. Wamberg

                                                     /s/ W.T. Wamberg

                                                         EMPLOYMENT AGREEMENT

                  This  Employment  Agreement  (this  "Agreement"),  is made and  entered  into as of this 1st day of March,  2001 (the
"Effective  Date"), by and between  Clark/Bardes  Holdings,  Inc. and/or its successors  ("CB"), a Delaware  corporation,  and James C.
Bean, a resident of Minnesota (the "Employee").

                                                         W I T N E S S E T H:

         WHEREAS, CB is engaged in business in the State of Illinois and throughout the United States; and

         WHEREAS,  CB desires to employ the Employee in the capacity of Chief  Integration  Officer of the Company,  upon the terms and conditions hereinafter set forth; and

         WHEREAS,  the Employee is willing to enter into this  Agreement with respect to his employment and services upon the terms and conditions hereinafter set forth,

         NOW,  THEREFORE,  in consideration of the mutual covenants and obligations  contained  herein,  CB hereby employs the Employee and the Employee hereby accepts such employment upon the terms and conditions hereinafter set forth:

3.                Term of  Employment.  The term of employment  under this  Agreement  shall  commence on the Effective  Date and shall extend  through March 31, 2002.  Absent notice of  termination  (described  below),  commencing on April 1, 2002 and continuing on each subsequent  April 1, the term of the Employee's  employment shall  automatically be extended for an additional 12 months.  To cause the Employee's  employment to terminate at the end of the original or an extended term, either party, at least 90 days prior to such date, shall give written notice to the other party that the Agreement will terminate.

4.                Duties of the Employee.  The Employee  agrees that during the term of this  Agreement,  he will devote  substantially all his full  professional and  business-related  time, skills and best efforts to the businesses of CB. The Employee shall report to the Chief Executive Officer of CB. The Employee may engage in personal  investment  activities  provided such activities do not interfere with the performance of his duties hereunder or violate the noncompetition and confidential  information  provisions set forth herein.  Nothing  herein,  however,  will prevent the Employee,  (i) upon approval of the Board of Directors of the Company, from service as a director or trustee of other  corporations or businesses  which are not in competition  with the business of the
     Company or in competition with any present or future affiliate of the Company,  (ii) from service on civic or charitable boards or committees,  or (iii) from  engaging in personal,  investment  activities;  provided such  activities  do not  interfere  with the performance  of his duties  hereunder or violate the  noncompetition  and  confidential  information  provisions set forth herein.
     Employee shall be indemnified to the same extent as other directors and officers of CB.

3.       Compensation.

         (a)      Base Salary.  CB shall pay the Employee an annual base salary of Two Hundred Thirty Thousand  Dollars  ($230,000) per
         annum (or  fraction  for  portions  of a year)  ("Base  Salary").  Such Base  Salary may be  increased  during the  Employee's employment  with CB in  accordance  with the then current  standard  salary  administration  guidelines  of the  Company.  The
         Employee's  Base  Salary  shall be subject to all  appropriate  federal  and state  withholding  taxes and shall be payable in accordance with the normal payroll procedures of CB.

         (b)      Annual Bonus.  In addition to the Base Salary set forth in Section 3(a)  hereof,  the Employee shall receive a target bonus  opportunity  each year during his  employment  of up to 100% of Base Salary.  The Annual Bonus shall be paid based upon criteria set annually for the company.

         The Annual Bonus shall be subject to all appropriate  federal and state  withholding taxes and shall be payable annually on or before March 1st of the year following the year to which such bonus relates.

4.       Fringe  Benefits.  The terms of this Agreement  shall not foreclose the Employee from  participating  with other  employees of the  Company in such  fringe  benefits or  incentive  compensation  plans as may be  authorized  and  adopted  from time to time by the
Company;  however,  the  Employee  must meet any and all  eligibility  provisions  required  under said fringe  benefits  or  incentive compensation  plans as may be  authorized  and adopted from time to time by the Company.  The Employee may be granted such other fringe benefits or perquisites as the Employee and the Company may from time to time agree upon.

10.      Employee  Benefits.  The  Employee and his  eligible  dependents  shall be eligible to  participate  in the  employee  benefit programs  made  available  generally  to other  employees of CB; as well as other  executive  benefit  programs  that may be offered to officers of the Company,  but  excluding  such programs that are provided to officers as part of the  compensation  associated  with an acquisition;  provided,  however,  that the Employee and his eligible dependents must meet any and all eligibility  provisions required under such  employee  benefit  programs.  In  addition,  the Employee is eligible to  participate  in the  Exec-u-flex  program and the
Executive Deferred Compensation Plan.

11.      Vacations.  The Employee  shall be entitled to four (4) weeks paid  vacation  during each full  calendar  year,  and may carry over up to two (2) weeks of unused vacation to the next succeeding calendar year; provided,  however,  that at no time may the Employee have accumulated more than 6 weeks of vacation.

12.      Reimbursement  of  Expenses.  CB  recognizes  that the  Employee  will incur  legitimate  business  expenses  in the course of rendering  services to CB hereunder.  Accordingly,  CB shall  reimburse the Employee,  upon  presentation of receipts or other adequate documentation,  for all necessary and reasonable  business expenses incurred by the Employee in the course of rendering  services to CB under this Agreement, including reasonable business travel to and from Minnesota.

13.      Working  Facilities.  The Employee  shall be furnished an office,  administrative  assistance  and such other  facilities  and services  suitable to his position and adequate for the  performance of his duties  ("Working  Facilities"),  which shall be consistent with the reasonable  policies of CB. The corporate  headquarters are located in North  Barrington,  Illinois.  The Employee will retain his office in Minneapolis and will travel to the North Barrington office as required.

14.      Termination.  The  employment  relationship  between  the  Employee  and CB  created  hereunder  shall  terminate  before  the expiration of the then current terms upon the occurrence of any one of the following events:

                  (a)      Death or Permanent  Disability.  The death or permanent disability of the Employee.  For the purpose of this
                  Agreement,  "permanent disability" of the Employee shall mean "disability" as defined under CB's long-term disability plan.

                  (b)      Termination for Cause. The following events,  actions or inactions by the Employee shall constitute  "Cause"
                  for termination of this Agreement:

                           (i)      Substantial  failure of performance by the Employee that is repeated or continued  following thirty
                                    (30) days  written  notice to the  Employee  of such  failure  to  perform  given by the CEO to the
                                    Employee

                           (ii)     Employee's failure to rectify any material breach or perform any reasonable  obligation of Employee under this  Agreement  within 30 days after  written  notice of such  breach for failure to perform given by the CEO to the Employee;

                           (iii)    any gross  misconduct or gross  negligence in the  performance  of his duties that  materially  and adversely affects CB;

                           (iv)     a material breach of the Intellectual Property and Confidentiality Agreement with CB;

                           (v)      the intentional diversion of a financial opportunity away from CB.

                           (vi)     the  commission  of an act of  dishonesty  or fraud  that is of a material  nature  and  involves a material breach of trust; and

                           (vii)    the conviction of Employee for any felony or of a crime involving moral turpitude.

                  (c)      Constructive Termination.  In the event of:

                           (i)      a material change or reduction in Employee's duties or authority,
                           (ii)     a downward change in Employee's title to which the Employee does not consent
                           (iii)    a change to which  Employee does not consent of the  principal  location in which he is required to perform his duties hereunder,
(vi)     a material  reduction in (or a failure to pay or provide)  Employee's  Earned Base Salary,  Annual Bonus,  Benefits,  vacation time, or Working Facilities other than as permitted by this Agreement, or
                           (v)      any other  material  breach by the  Company  of this  Agreement,  Employee  shall have the right to terminate his employment and such termination  shall be treated in all respects as if it had been a termination of employment by CB without cause.

(g)      Termination  by the Employee  with  Notice.  The Employee may  terminate  this  Agreement at any time without  liability to CB arising from the  resignation  of the Employee upon ninety (90) days prior written  notice to CB. CB retains the right after proper notice of the Employee's  voluntary  termination to require the Employee to cease his employment immediately;  provided, however, in such event, CB shall remain obligated to pay the Employee his salary  during the ninety (90) day notice  period or the  remaining  term of this  Agreement,  whichever  is less. During such ninety (90) day notice period,  the Employee shall provide such consulting  services to CB as CB may  reasonably  request and shall assist CB in training his successor and generally  preparing for an orderly transition.

(h)      Termination by CB with Notice.     CB may terminate this  Agreement at any time without  liability upon ninety (90) days prior written  notice to CB. CB retains the right after  proper  notice has been given to the  Employee to require the  Employee  to cease his  employment  immediately;  provided,  however,  in such event,  CB shall  remain obligated to pay the Employee his salary during the ninety (90) day notice  period or the remaining  term of this  Agreement,  whichever is less.  During such ninety (90) day notice period,  the Employee shall provide such  consulting  services to CB as CB may reasonably  request and shall assist CB in training his successor and generally preparing for an orderly transition.

10.      Compensation Upon Termination.

(b)           General.  Unless otherwise provided for herein,  upon the termination of the Employee's  employment under this Agreement, before the expiration of the current term, the Employee shall be entitled to

                           (i)      the salary  earned by him before the effective  date of  termination,  as provided in  Section 3(a)
                                    hereof,  prorated  on the basis of the  number of full days of  service  rendered  by the  Employee during the year to the effective date of termination,

                           (ii)     any accrued, but unpaid, vacation (up to six (6) weeks),

                           (iii)    any authorized but unreimbursed business expenses and

(iv)     any benefits to which the Employee is entitled under the employee benefit programs maintained by CB.

                  The sum of the amounts  described  in clauses  (i)  through  (iv) will be  hereinafter  referred  to as the  "Accrued
                  Obligations." The Accrued Obligations will be paid to the Employee or his estate or beneficiary,  as applicable, in a lump sum in cash within thirty (30) days of the date of termination.

                  (b)      Termination Because of Death or Permanent  Disability.  If the Employee's  employment  hereunder  terminates because of the death or  permanent  disability  of the  Employee,  the  Employee  shall be  entitled  to the  Accrued
                  Obligations set forth in Section 10(a) above, plus any pro-rata (i.e.,  non-annualized) Annual Bonus for the calendar year of the Employee's death,  which shall be paid in the year following the Employee's death in accordance with CB's customary practices.

                  (c)      Termination  For Cause. If the employment  relationship  hereunder is terminated by CB for cause (as defined in Section 9(b) hereof), the Employee shall not be entitled to any amounts other than the Accrued Obligations.

                  (d)      Resignation  by the Employee  with Notice.  If the  employment  relationship  is  terminated by the Employee pursuant to the provisions of Section 9(d)  hereof,  the Employee shall be entitled to receive his Base Salary during the notice  period  (such  notice  period not to exceed  the  remaining  term of this  Agreement),  plus the  Accrued
                  Obligations, all to be paid when they would otherwise be due the Employee.

(h)      Constructive  Termination  or  Termination  by CB without  Cause.  In connection  with any  resignation by Employee due to his
                  Constructive  Termination  as described in Section 9(c) above,  or in  connection  with any  termination  of Employee without  Cause,  Employee  shall be  entitled  to  receive  his Base  Salary for a one year  period  from the date of termination,  plus the pro-rated  Annual Bonus for the calendar year of the Employee's  termination,  and any Accrued
                  Obligations,  less any amounts  already paid during the notice  period.  Such  amounts  shall be paid when they would otherwise be due to the Employee.

(i)      Amounts payable under this Section 10 will be reduced by any standard withholding and other authorized deductions.

12.      Noncompetition.  During the  Employee's  employment  with CB, and for the time period set forth in Section  11(d)  below,  the
Employee will not:

                  (a)      Accept employment with or render services for compensation  (including without  limitation,  consultation or research) to, or acquire any kind of ownership in, any person or entity which is engaged in the design,  development, marketing,  sale or support of any  competitive  product or service  sold in the United  States if that  relationship includes any responsibilities whatsoever with respect to developing,  promoting, marketing, soliciting or selling any product or service  (including  without  limitation,  any life insurance or other insurance product or policy) to any corporation in any state in which CB operates.

                  (b)      Promote,  market,  solicit,  or sell any product or service,  including  without  any  limitation,  any life insurance or other insurance  product or policy,  similar to or competitive  with CB or any of its Divisions'  ("CB")
                  Programs to any existing client of CB or any  corporation,  healthcare,  insurance  carrier or financial  institution which, during the 13-month period prior to the termination of Employee's employment by CB, either

                           (i)      is  listed as either a client,  a  prospect,  or a  courtesy  prospect  on the  prospect  databases maintained by the Divisions of the company.

                  (c)      Induce or attempt to induce

                           (i)      any  purchaser  of any CB  Program  to  cancel,  allow to lapse,  fail to renew or  replace  any CB
                                    Program,

                           (ii)     within the 13 month period following  termination of Employee's  employment,  any other employee or any representative of CB to terminate or alter his, her, or its relationship with CB,

                           (iii)    any insurance company to terminate or alter its relationship with CB,

(v)      any banking association or other trade organization to terminate or alter its relationship with CB

                  (d)      The noncompetition provisions described in sections 11(a), (b), and (c) shall apply as follows:

                           (i)      If CB  terminates  the Employee  pursuant to Section  9(b) (for Cause) or the  Employee  terminates pursuant to Section 9(d) (Termination by the Employee with Notice),  the noncompetition  provisions in  sections  11(a),  (b) and (c)  shall  remain  in effect  for 12  months  after  the  Employee's termination.

                           (ii)     If  the  Employee  terminates  pursuant  to  Section 9(c)  (for  Constructive   Termination),   the
                                    noncompetition  provisions  in  Section  11(c)  shall  remain  in effect  for 12  months  after the
                                    Employee's termination.

12.      Confidential  Information.  Employee  shall abide by the terms of CB's  standard  Intellectual  Property  and  Confidentiality
Agreement which is attached hereto as Exhibit A.

13.      Property  of CB.  The  Employee  acknowledges  that from time to time in the course of  providing  services  pursuant  to this
Agreement he shall have the  opportunity  to inspect and use certain  property,  both tangible and  intangible,  of CB and the Employee hereby  agrees that such  property  shall  remain the  exclusive  property of CB, and the Employee  shall have no right or  proprietary interest in such property, whether tangible or intangible,  including,  without limitation, the Employee's customer and supplier lists, contract forms, books of account, computer programs and similar property.

14.      Equitable  Relief.  The  Employee  acknowledges  that the  services to be rendered by him are of a special,  unique,  unusual, extraordinary,  and intellectual  character,  which gives them a peculiar value, and the loss of which cannot  reasonably or adequately be  compensated  in damages in an action at law, and that a breach by him of any of the  provisions  contained in this  Agreement  will cause CB irreparable  injury and damage. The Employee further  acknowledges that he possesses unique skills,  knowledge and ability and that  competition  by him in violation of this  Agreement or any other breach of the  provisions of this  Agreement  would be extremely detrimental  to CB. By reason  thereof,  the Employee  agrees that CB shall be entitled,  in addition to any other remedies it may have under this Agreement or otherwise, to injunctive and other equitable relief to prevent or curtail any breach of this Agreement by him.

15.      Successors  Bound.  This  Agreement  shall  be  binding  upon  CB  and  the  Employee,   their  respective  heirs,  executors,
administrators or successors in interest.

16.      Severability  and  Reformation.  The parties  hereto  intend all  provisions  of this  Agreement to be enforced to the fullest extent permitted by law. If, however,  any provision of this Agreement is held to be illegal,  invalid,  or unenforceable under present or future law,  such  provision  shall be fully  severable,  and this  Agreement  shall be construed  and enforced as if such  illegal, invalid,  or unenforceable  provision were never a part hereof, and the remaining  provisions shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance.

17.      Integrated  Agreement.  This Agreement  constitutes the entire Agreement between the parties hereto with regard to the subject matter hereof, and there are no agreements,  understandings,  specific  restrictions,  warranties or  representations  relating to said subject matter between the parties other than those set forth herein or herein provided for.

18.      Notices.  All notices and other  communications  required or permitted to be given  hereunder shall be in writing and shall be deemed to have been duly given if delivered  personally,  mailed by  certified  mail (return  receipt  requested)  or sent by overnight delivery  service,  cable,  telegram,  facsimile  transmission  or telex to the  parties at the  following  addresses  or at such other addresses as shall be specified by the parties by like notice:

                  If to CB:

                           Clark/Bardes Holdings, Inc.
                           102 South Wynstone Park Drive
                           North Barrington, Illinois 60010
                           Attn:  Mr. Thomas M. Pyra
                           Chief Financial and Chief Operating Officer

                  With a copy to:

                           Vedder, Price, Kaufman and Kammholz
                           222 N. LaSalle Street
                           Chicago, Illinois  60601

                           Attn:  Lane Moyer, Esq.

                  If to James C. Bean

                           26820 Ghostley Road
                           Rogers, Minnesota 55374

                           Attn: James C. Bean

         Notice so given shall,  in the case of notice so given by mail, be deemed to be given and received on the fourth  calendar day after  posting,  in the case of notice so given by  overnight  delivery  service,  on the date of actual  delivery  and, in the case of notice so given by cable, telegram,  facsimile transmission,  telex or personal delivery, on the date of actual transmission or, as the case may be, personal delivery.

19.      Further  Actions.  Whether or not  specifically  required under the terms of this  Agreement,  each party hereto shall execute and deliver such  documents  and take such  further  actions as shall be necessary in order for such party to perform all of his or its obligations specified herein or reasonably implied from the terms hereof.

20.      GOVERNING  LAW. THIS  AGREEMENT  SHALL BE GOVERNED BY AND  CONSTRUED IN  ACCORDANCE  WITH THE INTERNAL LAW, AND NOT THE LAW OF
CONFLICTS, OF THE STATE OF ILLINOIS.

21.      Assignment.  This  Agreement is personal to the Employee and may not be assigned in any way by the Employee  without the prior written consent of CB.

22.      Application of Terms.  Whenever used herein (1) the terms  Clark/Bardes  Holdings,  Inc. (or any abbreviations  thereof) shall include all affiliates and successors thereof.

23.      Counterparts.  This  Agreement  may be executed  in  counterparts,  each of which will take  effect as an original  and all of which shall evidence one and the same Agreement.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the Effective Date.

                                                     CLARK/BARDES HOLDINGS, INC.

                                                     By:  /s/ Thomas M. Pyra

                                                     Name:  Thomas M. Pyra

                                                     Title:  Chief Financial and Operating Officer

                                                     EMPLOYEE: /s/ James C. Bean

                                                                                                                       Exhibit 10.16(a)

                                         Amendment to Employment Agreement dated March 1, 2001
                                           Between James C. Bean and Clark/Bardes Consulting

         The parties wish to amend the Employment Agreement dated March 1, 2001 as follows:

         1.       Re-designate subsection 9(c)(v) as 9(c)(vi) and add a new subsection 9(c).

         (v)      following a Change of Control (as defined  below),  CB or its successor  delivers to Employee a notice of termination of the evergreen feature under Section 1; or

         2.       Add to Section 9, Termination.

         (f)      Termination  due to Change in Control.  If after a Change of Control  (as  defined  below),  Employee  terminates  on account of Constructive  Termination or CB or its successor terminates the Employee for any reason other than for Cause,  Employee will be entitled to Compensation  Upon  Termination as described in 10(f) below. CB will require any successor to all or  substantially  all of its assets,  expressly to assume and perform this Agreement.  For purposes of this Agreement,  a "Change in Control" shall be deemed to have occurred if (A) the Company  becomes a subsidiary of another  corporation or entity or is merged or  consolidated  into another corporation or entity or substantially  all of the assets of the Company are sold to another  corporation or entity; or (B) any person, corporation,  partnership or other entity,  either alone or in conjunction  with its  "affiliates," as that term is defined in Rule 405 of the  General  Rules  and  Regulations  under the  Securities  Act of 1933,  as  amended,  or other  group of  persons,  corporation, partnerships or other entities who are not  "affiliates"  but who are acting in concert,  other than W.T. Wamberg or his family members or any  person,  organization  or entity  that is  controlled  by W.T.  Wamberg or his family  members,  becomes the owner of record or beneficially of securities of the Company that represent  thirty-three  and one-third  percent (33 1/3%) or more of the combined voting power of the Company's then outstanding  securities  entitled to elect Board of Directors of the Company; or (C) the Board of Directors
of the Company or a committee  thereof makes a determination  in its reasonable  judgment that a "Change of Control" of the Company has taken place.

         3.        Change the language in Section 10, Compensation Upon Termination as follows:

         (d)      Resignation by the Employee with Notice.  If the employment  relationship  is terminated by the Employee  pursuant to the  provisions of Section9(d)  hereof,  the Employee shall be entitled to receive his Base Salary during the ninety day notice period, plus the Accrued Obligations, all to be paid when they would otherwise be due the Employee.

         (e)      Constructive  Termination or Termination  by CB without  Cause.  In connection  with a resignation by Employee due to his  Constructive  Termination  as described in Section 9(c) above,  or in connection  with a termination of Employee with notice under
Section 9(e),  Employee  shall be entitled to receive (i) his Base Salary during the  ninety-day  notice period  (which,  in connection with a constructive  termination shall be measured from the date on which the event causing constructive  termination  occurred),  (ii)
his Base Salary for a one-year  period  commencing on the later of the date of termination or the end of the ninety-day  notice period, plus (iii) the pro-rated  Annual Bonus for the calendar year of the  Employee's  termination,  and (iv) any Accrued  Obligations.  Such amounts shall be paid when they would otherwise be due to the Employee.

         4.       Add language in Section 10, Compensation Upon Termination.

         (f)      Termination  due to Change in Control.  In connection  with any termination by CB or its successor of the Employee or termination by the Employee due to Change in Control as described in Section 9(f) above,  Employee  shall, in addition to receiving his
Accrued  Obligations,  be  entitled to receive for a two-year  period from the date of  termination  the sum of (i) his Base Salary and
(ii) an amount equal to the average of the Annual  Bonuses paid for the two-years  prior to the Change of Control.  Such payments shall be paid on a no less frequently than monthly beginning within 10 business days after the date of termination.

         5.       Add language to Section 11(d), Noncompetition.

         (iii)    If the Employee  terminates  employment or CB or its successor  terminates the Employee pursuant to Section 9(f) (for
Change of  Control),  the  noncompetition  provisions  in sections  11(a),  (b) and (c) shall  remain in effect for 24 months after the
Employee's termination.

         CLARK/BARDES, INC.

         BY: /s/ W.T. Wamberg

                  W. T. Wamberg

         Its:     Chairman and Chief Executive Officer

         BY: /s/ James C. Bean

                  James C. Bean

                                                                                                                             Exhibit 21

                                                    Subsidiaries of the Registrant

Clark/Bardes Consulting, Inc. (Delaware)
Clark/Bardes of Texas, Inc. (Texas)
Clark/Bardes of Massachusetts Insurance Agency, Inc. (Massachusetts)
Clark/Bardes, Inc. of Pennsylvania (Pennsylvania)
Clark/Bardes Reinsurance Company Limited (Cayman Islands)
Clark/Bardes of Hawaii, LLC (Hawaii)
Clark/Bardes Financial Services, Inc. (California)
Clark/Bardes of Bermuda, Ltd. (Bermuda)
Clark/Bardes Insurance Agency, Inc. (California)

                                                                                                                              Exhibit 23

                                                    CONSENT OF INDEPENDENT AUDITOR

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-68163) pertaining to the 1998 Non
Employee Director Stock Option Plan and in the Registration Statement (Form S-8 No. 333-68982) pertaining to the Clark/Bardes, Inc.
401(k) Savings Plan of our report dated February 22, 2002, with respect to the consolidated financial statements of Clark/Bardes,
Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

                                                                                                                      ERNST & YOUNG LLP

Dallas, Texas
March 27, 2002