Form 10-Q
period 2002-03-31
CLARK/BARDES INC
filed 2002-05-14
CIK 1063980

                                                  SECURITES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-Q

                                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                OF THE SECURITIES EXCHANGE ACT OF 1934
                                             For the quarterly period ended March 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

As of May 1, 2002 there were 16,861,859 shares of common stock outstanding.

TABLE OF CONTENTS

                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.....................................................................   4
     Condensed Consolidated Balance Sheets at March 31, 2002
           and December 31, 2001.................................................................   4
     Condensed Consolidated Statements of Income for the three
          months ended March 31, 2002 and 2001...................................................   5
     Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and 2001............................................   6
     Notes to Condensed Consolidated Financial Statements........................................   7

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................  28

PART II.  OTHER INFORMATION

EXHIBITS
     Index to Exhibits...........................................................................

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-Q or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in our Form 10-K for the year ended December 31, 2001, included under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        CLARK/BARDES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                March 31,            December 31,
                                                                                   2002                  2001
                                                                                Unaudited               Audited
                                                                                     (dollars in thousands)
                                                      ASSETS
Current Assets
   Cash and cash equivalents                                                          $12,659               $10,207
   Accounts and notes receivable - billed and unbilled, net of allowances of
   $971 and $946, respectively                                                         42,086                50,927

   Other current assets                                                                 2,449                 2,384

   Deferred tax assets                                                                    957                   690
                                                                             -----------------      ----------------
      Total Current Assets                                                             58,151                64,208

Intangible Assets - Net                                                               190,284               187,728

Equipment and Leasehold Improvements - Net                                             10,892                11,005

Other Assets                                                                            6,600                 6,990
                                                                             -----------------      ----------------
      Total Assets                                                                   $265,927              $269,931
                                                                             =================      ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                    $3,837                $4,767
   Income taxes                                                                         3,476                 3,451

   Accrued liabilities                                                                 27,443                46,086

   Deferred revenue                                                                     2,271                   520
   Interest rate swap payable                                                               -                 2,043

   Debt maturing within one year                                                        1,072                 1,046
                                                                             -----------------      ----------------
      Total Current Liabilities                                                        38,099
                                                                                                             57,913

Deferred Tax Liabilities                                                                7,234                 7,146

Deferred Compensation                                                                   3,047                 2,601
Long Term Debt                                                                         10,801                 6,079
Stockholders' Equity
   Preferred stock

          Authorized - 1,000,000 shares; $.01 par value, none issued                        -                     -
   Common stock
          Authorized - 20,000,000 shares; $.01 par value
          Issued and outstanding - 16,752,881 at March 31, 2002 and
16,524,070
          at December 31, 2001                                                            168                   165

    Paid in capital                                                                   161,890               156,394
    Retained earnings                                                                  44,688                39,633
                                                                             -----------------      ----------------

Total Stockholders' Equity                                                            206,746               196,192
                                                                             -----------------      ----------------
Total Liabilities and Stockholders' Equity                                           $265,927              $269,931
                                                                             =================      ================

See accompanying notes to condensed consolidated financial statements

                              CLARK/BARDES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                         Three Months Ended
                                                                             March 31,
                                                                   2002                    2001
                                                                 Unaudited               Unaudited
                                                              (dollars in thousands except share and
                                                              per share amounts)

Revenue
    First year commissions and related fees                           $23,874                 $36,161
    Renewal commissions and related fees                               35,463                  25,905
    Consulting fees                                                     5,031                   3,971
                                                              ----------------        ----------------
                                                              ----------------        ----------------
Total Revenue                                                          64,368                  66,037

Operating Expense
  Commission and fee expense                                           24,054                  26,956
  General and administrative                                           28,671                  24,650

   Amortization                                                         1,831                   2,799
                                                              ----------------        ----------------
                                                              ----------------        ----------------
Total Operating Expense                                                54,556                  54,405
                                                              ----------------        ----------------
Operating Income                                                        9,812                  11,632
Non-operating Income                                                        -                     191
Interest

   Income                                                                  88                     138
   Expense                                                              (382)                 (1,429)
                                                              ----------------        ----------------
                                                                        (294)                 (1,291)
                                                              ----------------        ----------------
Income before taxes                                                     9,518                  10,532

Income taxes                                                            3,940                   4,318
                                                              ----------------        ----------------
Income, before cumulative effect of change in accounting
principle, net of tax                                                   5,578                   6,214
Cumulative effect of change in accounting principle, net of
tax (Note 2)                                                              523                       -
                                                              ----------------        ----------------
                                                              ----------------        ----------------
Net Income                                                             $5,055                  $6,214
                                                              ================        ================

Basic Earnings per Common Share, before cumulative effect of
change in accounting principle                                        $  0.34                 $  0.49
     Cumulative effect of change in accounting principle                 0.03                       -
                                                              ----------------        ----------------
                                                              ----------------        ----------------
Basic Earnings per Common Share                                         $0.31                   $0.49
                                                              ================        ================
Weighted average shares outstanding - Basic                        16,595,880              12,696,032
                                                              ----------------        ----------------

Diluted Earnings per Common Share, before cumulative effect
of change in accounting principle                                     $  0.33                $   0.49
     Cumulative effect of change in accounting principle                 0.03                       -
                                                              ----------------        ----------------
                                                              ----------------        ----------------
Diluted Earnings per Common Share                                       $0.30                   $0.49
                                                              ================        ================
Weighted average shares outstanding - Diluted                      17,156,050              12,783,715
                                                              ----------------        ----------------

See accompanying notes to condensed consolidated financial statements

                                        CLARK/BARDES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 2002                      2001
                                                                              Unaudited                  Unaudited
                                                                                     (dollars in thousands)

Net Cash From Operating Activities                                                    $5,426                $    13,492
Investing Activities
   Purchases of businesses                                                           (5,098)                   (16,166)
   Purchases of equipment - net                                                        (791)                      (953)
                                                                          -------------------       --------------------
                                                                          -------------------       --------------------
          Net Cash from Investing Activities                                         (5,889)
                                                                                                               (17,119)
                                                                          -------------------       --------------------
Financing Activities
   Proceeds from borrowings                                                            5,000                     12,500
   Repayment of borrowings                                                             (252)                    (8,780)
   Settlement of interest rate swaps                                                 (2,043)                          -
   Issuance of common stock - net                                                        210                       (31)
                                                                          -------------------       --------------------
                                                                          -------------------       --------------------
          Net Cash from Financing Activities                                           2,915                      3,689
                                                                          -------------------       --------------------
Net Increase in Cash                                                                   2,452                         62
   Cash and Cash Equivalents at Beginning of Period                                   10,207                      7,598
                                                                          -------------------       --------------------
   Cash and Cash Equivalents at End of Period                                         12,659                 $    7,660
                                                                          ===================       ====================

Supplemental Non-Cash Information:
Financing Activity:
     Common stock issued in connection with acquisition earn-out payments             $5,289                       $504
                                                                          ===================       ====================
                                                                          ===================       ====================

See accompanying notes to condensed consolidated financial statements

CLARK/BARDES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

March 31, 2002

(Tables shown in thousands of dollars, except share and per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Clark/Bardes, Inc. ("CBI") and its wholly owned subsidiaries. Through our six operating segments, Compensation Resource Group, Banking Practice, Healthcare Group, Pearl Meyer & Partners, Rewards & Performance and Federal Policy Group, we design, market and administer compensation and benefit programs to U.S. corporations, banks and healthcare organizations. We design programs for supplementing and securing benefits for their key employees and provide executive compensation and related consulting services. We assist our clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, we own Clark/Bardes Financial Services, Inc., a registered broker-dealer through which we sell all our securities products and receive a commission. All inter-company amounts and transactions have been eliminated in the accompanying consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other period.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

2. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Business Combinations and Goodwill

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with determinable lives will continue to be amortized over their estimated useful lives.

We adopted SFAS 142 beginning the first quarter of 2002. We test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. An after-tax impairment charge of $523,000 resulting from these impairment tests is reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

In accordance with SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

                                                              2002                 2001

         Reported income, before cumulative effect of
         change in accounting principle, net of tax               $5,578                $6,214
            Add:  Goodwill amortization, net of tax                    -                   523
         Adjusted income, before cumulative effect of
         change in accounting principle, net of tax               $5,578                $6,737

         Basic earnings per common share, before
         cumulative effect of change in accounting
         principle, net of tax                                     $0.34                 $0.49
            Add:  Goodwill amortization, net of tax                    -                  0.04
         Adjusted basic earnings per common share,
         before cumulative effect of change in
         accounting principle, net of tax                          $0.34                 $0.53

         Diluted earnings per common share, before
         cumulative effect of change in accounting
         principle, net of tax                                     $0.33                 $0.49
             Add:  Goodwill amortization, net of tax                   -                  0.04
         Adjusted diluted earnings per common share,
         before cumulative effect of change in
         accounting principle, net of tax                          $0.33                 $0.53

FASB Accounting Standard - Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121. Most of the provisions of SFAS No. 121 have been retained; however, SFAS No. 144 removes goodwill from its scope and it establishes a primary asset approach to determine the cash flow estimation period for a group of assets. The adoption of this statement did not have a material impact on our condensed consolidated financial statements.

3. ACQUISITION OF FEDERAL POLICY GROUP

On February 25, 2002, we acquired the Federal Policy Group of PricewaterhouseCoopers LLP. Based in Washington, D.C., Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations and other businesses before the government on legislative and regulatory policy matters. This acquisition allows us to continue to expand our service offerings to the corporate market. The purchase price was $11.0 million before expenses consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments consisting of cash and stock over the next four years based upon attainment of established performance criteria. If earned, the contingent payments will consist of 70% cash and 30% CBI common stock.

The allocation of the purchase price is preliminary pending completion of a valuation by an independent valuation firm. Upon completion of such valuation, the allocation of purchase price will be finalized in accordance with the provisions of SFAS No. 141, Business Combinations.

The results of the Federal Policy Group are included as of March 1, 2002.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2002, by reporting units are as follows:

Balance as of
December 31, 2001        $14,930    $35,768    $14,968     $5,010    $21,753    $11,313         $-        $26  $103,768

Goodwill acquired
during the period              -          -          -                     -          -      3,373          -      3,373

Earnouts / others              -         54          -                    35        130          -          -        219

Impairment charge                                               -                                           -      (892)
                               -          -      (892)                     -          -          -

Balance as of March
31, 2002                 $14,930    $35,822    $14,076     $5,010    $21,788    $11,443     $3,373        $26  $106,468
  Compensation Resource Group
  Banking Practice
  Healthcare Group
  Management Science Associates
  Pearl Meyer & Partners
  Rewards & Performance
  Federal Policy Group
  Corporate

Information regarding our other intangible assets follows:

                     Carrying Amount    Accumulated                        Carrying       Accumulated
                                       Amortization          Net            Amount        Amortization         Net

Present value of
inforce revenue              $98,936        ($17,435)          $81,501          $98,936       ($15,693)          $83,243
Non compete
agreements                     1,750          (1,094)              656            1,750         (1,033)              717
Other intangibles
                               1,686             (27)            1,659                -               -                -

     Total                  $102,372        ($18,556)          $83,816         $100,686       ($16,726)          $83,960

Amortization expense of other intangible assets was $1.8 million and $1.9 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

We estimate that our amortization for 2002 through 2006 for intangible assets related to all acquisitions consummated to date will be as follows:

                                  2003                     6,082
                                  2004                     5,267
                                  2005                     4,485
                                  2006                     3,710

5. ACCOUNTS RECEIVABLE

As of March 31, 2002, there were approximately $1.8 million of unbilled receivables included in accounts receivable on the condensed consolidated balance sheet.

6. EARNINGS PER SHARE

The following table sets forth the computation of historical basic and diluted earnings per common share:

                                                                             March 31,
                                                                      2002                2001
                                                                      (dollars in thousands)
         Numerator:
         Net income for basic earnings per common share                    $ 5,055            $ 6,214
                                                              --------------------- ------------------

         Numerator for diluted earnings per common share                   $ 5,055            $ 6,214
                                                              ===================== ==================

         Denominator
         Denominator for basic earnings per common share -
            weighted average common shares                              16,595,880         12,696,032
         Effect of dilutive securities:
            Stock options                                                  560,170             87,683
                                                              --------------------- ------------------

         Denominator for diluted earnings per common share-

            weighted average common shares - diluted                    17,156,050         12,783,715
                                                              ===================== ==================

         Per Common Share
         Basic earnings                                                     $ 0.31             $ 0.49
                                                              ===================== ==================

         Diluted earnings                                                   $ 0.30             $ 0.49
                                                              ===================== ==================

7. RISKS AND UNCERTAINTIES

Federal tax laws create certain advantages for the purchase of life insurance products; therefore the life insurance products underlying the benefit programs marketed by us are vulnerable to adverse changes in laws and enforcement. Any proposal or enactment of changes in federal tax laws, that would reduce or eliminate such advantages could result in the surrender of existing policies. As a result of any such change, we could lose a substantial amount of renewal revenue and our ability to write new business could be curtailed.

In recent years, the Internal Revenue Service (“IRS”) began two major enforcement initiatives.  The first initiative is to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995.  The IRS has prevailed on the majority of cases it has litigated related to this initiative.  While we stopped selling leveraged business-owned life insurance programs after 1995 and we do not expect any material adverse impact on our revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client’s decision to continue or surrender an existing leveraged business-owned life insurance program.

The second initiative relates to the tax treatment accorded split dollar life insurance arrangements.  A recent IRS Notice and forthcoming Treasury regulations change the manner in which split dollar arrangements will be taxed in the future.  The new treatment will be, in certain respects, less attractive than the historical tax treatment of split dollar arrangements.  Consequently, this initiative could result in reduced revenue from split dollar arrangements.

Legislation may be introduced in the near future which would increase the disclosure requirements related to insurance placed on employees. We do not expect any material adverse impact on our revenue if this legislation is enacted.

For more information about additional risks and uncertainties related to our company, see "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001.

8. SEGMENTS AND RELATED INFORMATION

We have six reportable segments:

  Compensation Resource Group
  Banking Practice
  Healthcare Group
  Pearl Meyer & Partners
  Rewards & Performance
  Federal Policy Group

The six reportable segments operate as independent and autonomous business units with a central corporate staff responsible for finance, strategic planning, and human resources. Each segment has its own client base as well as its own marketing, administration, and management.

We evaluate performance and allocate resources based on income from operations before income taxes, interest, or corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant policies as disclosed in Form 10-K as of December 31, 2001. There are no inter-segment revenues or expenses.

                                                 March 31,
                                         ---------------------------
                                             2002          2001
                                         ---------------------------
Revenues from External Customers
     Compensation Resource Group               $35,942      $39,621

     Banking Practice                           13,860       16,613

     Healthcare Group                            9,535        5,832

     Pearl Meyer & Partners                    2,666        3,115
     Rewards & Performance                     1,487          856

     Federal Policy Group                          878            -
                                         ---------------------------
              Total segments reported -         64,368       66,037

     Reconciling items                               -            -
                                         ---------------------------
            Total consolidated reoprted -      $64,368      $66,037
                                         ===========================
Operating Income
     Compensation Resource Group                $8,542       $9,128

     Banking Practice                              917        4,563

     Healthcare Group                            2,174          508

     Pearl Meyer & Partners                      319          798
     Rewards & Performance                       106          379

     Federal Policy Group                          360            -
                                         ---------------------------
                Total segments reported -       12,418       15,376

     Corporate overhead                        (2,606)      (3,744)
     Non-operating income                            -          191
     Interest - net                              (294)      (1,291)
                                         ---------------------------
                      Income before taxes       $9,518      $10,532
                                         ===========================
Depreciation and Amortization
     Compensation Resource Group                $1,170       $1,383

     Banking Practice                              508          737

     Healthcare Group                              741          759
     Pearl Meyer & Partners                      154          377

     Rewards & Performance                        42           39

     Federal Policy Group                           29            -
                                         ---------------------------
               Total segments reported -         2,644        3,295

     Reconciling items                              91           58
                                         ---------------------------
           Total consolidated reported -        $2,735       $3,353
                                         ===========================

Capital Expenditures
     Compensation Resource Group                  $292         $349
     Banking Practice                              102          119
     Healthcare Group                               73          304
     Pearl Meyer & Partners                      170          177
     Rewards & Performance                        37            -
    Federal Policy Group                            25            -
                                         ---------------------------
                                         ---------------------------
               Total segments reported -           699          949
     Reconciling items                              92            4
                                         ---------------------------
                                         ---------------------------
           Total consolidated reported -          $791         $953
                                         ===========================
                                         ===========================

                                             March 31,   December 31,
Identifiable Assets                             2002          2001
     Compensation Resource Group               $84,949     $ 93,743

     Banking Practice                           75,393       79,720

     Healthcare Group                           42,016       41,520
     Pearl Meyer & Partners                   32,491       31,670
     Rewards & Performance                    16,131       16,364

     Federal Policy Group                        7,524            -
                                         ---------------------------
                                         ---------------------------
           Total segments reported -           258,504       263,017
     Deferred tax asset                            957          690
     Corporate                                   6,466        6,224
                                         ---------------------------
                                         ---------------------------
          Total consolidated reported -       $265,927     $269,931

9. SUBSEQUENT EVENTS

On April 30, 2002, our shareholders approved increasing the authorized common stock shares to 40 million shares.

On April 26, 2002, we acquired the assets of Comiskey Kaufman, Inc. Comiskey Kaufman specializes in executive benefits consulting for major companies in the Southwest, primarily in Texas. Total purchase price, excluding acquisition expenses, is $9.2 million with an initial payment of $5.2 million in cash and stock. Included in the total purchase price are contingent payments of $4.0 million in cash and stock payable over three years based on achieving certain revenue targets. Comiskey Kaufman will become part of our Compensation Resource Group.

On April 25, 2002, we acquired the assets of Hilgenberg and Associates. Hilgenberg and Associates, located in Minneapolis, MN, specializes in providing compensation, benefit and business-owned life insurance ("BOLI") consulting services to banks located in the Midwest. Total purchase price, excluding acquisition expenses, is $2.4 million with an initial payment of $950,000 in cash and stock. Included in the total purchase are contingent payments of $1.5 million in cash and stock payable over three years, based upon achieving certain revenue targets. Hilgenberg and Associates will become part of our Banking Practice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tables shown in thousands of dollars, except share and per share amounts)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes thereto and other information appearing elsewhere in this Form 10-Q.

Overview

Net income, after an impairment charge of $523,000 net of taxes from the adoption of SFAS 142, for the quarter ended March 31, 2002 was $5.1 million or $0.30 per diluted share representing a 38.8% decrease over net income of $6.2 million or $0.49 per diluted share in the comparable quarter of 2001.

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001

Revenue. Total revenues for the quarter ended March 31, 2002 were $64.4 million, a decrease of 2.5% from revenues of $66.0 million in first quarter 2001. We experienced lower than anticipated revenues primarily from our Banking Practice, in which several large cases that were anticipated to close in the first quarter were not completed. These cases are still in process. Compensation Resource Group had an outstanding first quarter 2001 which translated into more renewal revenue in the first quarter 2002. Compensation Resource was in line with management's expectations. Consulting revenue was slightly below expectations, reflecting the general economic climate.

Commission and fee expense. Commission and fee expense was lower for first quarter 2002 at $24.1 million, versus $27.0 million in first quarter 2001. There were an unusual number of cases split with outside parties in the first quarter of 2001, resulting in higher commission expense. The reduced commission expense in our Compensation Resource Group for the first quarter 2002 was partially offset by higher commission in our Banking Practice due to mix of business.

General and administrative expense. General and administrative expense for the three months ended March 31, 2002 was $28.7 million or 44.5% of total revenue compared to $24.7 million or 37.3% of total revenue for the three months ended March 31, 2001. The increase can be attributed to the increased investments in staffing of sales consultants and support services in our Banking Practice, expenses related to Management Science Associates that was acquired in July, 2001, inclusion of Rewards & Performance for the entire quarter and the addition of Federal Policy Group as of February 25, 2002. Due to lower revenue in first quarter 2002, this temporarily resulted in general and administrative expense being a higher percentage of revenue.

Amortization. Amortization expense for the quarter was $1.8 million compared to $2.8 million in the prior year. We ceased amortization of goodwill effective January 1, 2002 under the adoption of SFAS 142. In 2001, amortization expense included $900,000 attributed to goodwill amortization.

Non-operating income. In the first quarter of 2001, we received $191,000 of life insurance proceeds as the result of the death of one of our employees.

Interest expense - net. Net interest expense for the three months ended March 31, 2002 was $294,000 compared to $1.3 million in 2001. Interest expense has decreased since last year due to a lower outstanding debt balance. Total debt at March 31, 2002 was $11.9 million compared to $68.3 million at March 31, 2001.

Income taxes. Income taxes for the three months ended March 31, 2002 were $3.9 million at an effective tax rate of 41.4% compared to $4.3 million at an effective tax rate of 41.0% for the three months ended March 31, 2001.

Net Income. Net income for the first quarter 2002 was $5.1 million, or $0.30 per diluted common share versus net income of $6.2 million or $0.49 per diluted share for the same period last year.

Acquisitions

On February 25, 2002, we acquired the Federal Policy Group of PricewaterhouseCoopers LLP. Based in Washington, D.C., Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations and other businesses before the government on legislative and regulatory policy matters. This acquisition allows us to continue to expand our service offerings. The purchase price was $11.0 million before expenses consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments consisting of cash and stock over the next four years based upon attainment of established performance criteria. If earned, the contingent payments will consist of 70% cash and 30% CBI common stock.

The allocation of the purchase price is preliminary pending completion of a valuation by an independent valuation firm. Upon completion of such valuation, the allocation of purchase price will be finalized in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations.

The results of the Federal Policy Group are included as of March 1, 2002.

Earnings Guidance

Set forth below is a comparison of our actual results for the three months ended March 31, 2002 compared to the guidance previously provided.

                                                                          March 31, 2002
                                                              -------------------------------------
                                                                    Actual           Guidance
                Revenue
                     First year commissions and consulting fees    $   28,905       $    38,140
                     Renewal commissions and related fees              35,463            30,360
                         Total                                         64,368            68,500

                Earnings before interest, taxes and
                amortization                                           11,643            16,280

                Net income                                        $     5,055       $     8,675
                                                              =====================================

                Diluted shares outstanding                         17,156,050        17,250,000

                Diluted earnings per common share                 $      0.30       $      0.50

(1)      Earnings before interest, taxes and amortization ("EBITA") is not a GAAP measurement of earnings.  EBITA is management's proxy for measuring pretax cash flow.

Set forth below is an update of our previously published forecasts of our expected results of operations for the quarter ending and the years ending December 31, 2002. The data in the following table constitute forward-looking information within the meaning of Section 27A of the Securities Acts of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to the risks, uncertainties and assumptions described on page 11 hereof and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001.

                                         -----------------------------------------------------------
                                          March 31 (A)      June 30     September 30   December 31       2002
Revenue
     First year commissions and
  consulting fees                            $ 28,905      $  39,000    $   36,670     $   54,020      $ 158,595
     Renewal commissions and related fees      35,463         17,000        17,300         27,320         97,083
            Total                              64,368         56,000         53,970        81,340        255,678

Earnings before interest, taxes and
   amortization                                11,643          7,200          7,380        22,980         49,203

Net income                                  $   5,055     $    3,150      $   3,200    $   12,250      $  23,655

Diluted shares outstanding                    17,156,050     17,250,000    17,250,000     17,300,000     17,225,000

Diluted earnings per common share             $  0.30       $   0.18      $  0. 19       $   0.71        $  1.37

(A)  Represents the actual unaudited operating results for the quarter.

The above forward-looking statements are based on the good faith beliefs of management and information currently available and are not an assurance of future performance. Such forward-looking statements are based on a number of assumptions by management, including, without limitation:

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

Revenue Sources and Recognition

Our operating segments derive their revenue primarily from:

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

  First Year Commission Revenue and Related Fees. First year commission revenue is derived from two principal sources; (a) the commission we earn when the client first purchases the policies. It is the financial result of our sales efforts and revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid, by the client, to the insurance company; and (b) fees for the services we perform in advising our clients on their executive compensation programs. These fees are based on a rate per hour arrangement and are earned when the service is rendered and billed to the client.
  Our first year commission revenue is subject to charge-back, which means that insurance companies retain the right to recover commissions paid in the event policies prematurely terminate. The charge-back schedules differ by product and usually apply to first year commission only. A typical charge-back schedule, based on a percent of first year commission, is year 1 – 100%; year 2 and 3 – 50%; year 4 – 25%; and year 5 and beyond 0%. Charge-backs, cancellations or other adjustments are accounted for in the period determined and are not significant.
  Renewal Commission Revenue and Related Fees. Renewal commission revenue is the commission we earn based on the premiums on the policies underlying the benefit programs we have sold in prior years. Renewal revenue is recognized on the date that the renewal premium is due or paid to the insurance company depending on the type of policy.
  Consulting revenue. Consulting fee revenue consists of fees for the services we perform in advising our clients on their executive compensation programs and related consulting services. These fees are based on a rate per hour arrangement and are earned when the service is rendered.
  Other Revenue. Other revenue consists mostly of fees we charge our clients for the administration of their benefit programs.

        All fees are recorded as revenue as they are earned in accordance with the governing agreement.

Other Significant Accounting Policies

Intangible assets

We have intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Intangible assets consist of the net present value of future cash flows from existing business at the acquisition date, non-compete agreements with the former owners and goodwill. Non-compete agreements are amortized over the period of the agreements.

The net present value of inforce revenue is amortized over 20 to 30 years (the expected average policy duration). There are certain assumptions related to persistency, expenses, and discount rates that are used in the calculation of inforce revenue. If any of these assumptions change, it could affect the carrying value of the inforce revenue. Under generally accepted accounting principles, we annually review and test the recoverability of these assets.

                                                                  Three months ended
                                                                      March 31,
                                                           2002          2001          Change

              Revenue
                        First year commissions and
                        related fees                         $23,874        $36,161       (34.0%)
                        Renewal commissions and
                        related fees                          35,463         25,905         36.9%
                        Consulting fees                        5,031          3,971         26.7%
                                                      ------------------------------
                              Total                           64,368                       (2.5%)
                                                                             66,037
              Commission and fee expense                      24,054         26,956       (10.8%)
                                % of revenue              37.4%          40.8%                  -
              General and administrative expense              28,671         24,650         16.3%
                        % of revenue                      44.5%          37.3%                  -

               Amortization                                    1,831          2,799       (34.6%)
                                                      ------------------------------
              Operating income                                                            (15.7%)
                                                               9,812         11,632
                        % of revenue                      15.2%          17.6%                  -

              Non-operating income                                 -            191      (100.0%)

              Interest income                                     88            138       (36.2%)

              Interest expense                                 (382)        (1,429)       (73.2%)
                                                      ------------------------------

              Income before taxes                              9,518         10,532        (9.6%)

              Income taxes                                     3,940          4,318        (8.8%)
                                                      ------------------------------
                                                      ------------------------------
              Income, before cumulative effect of                                         (10.2%)
              change in accounting, net of tax                $5,578         $6,214
                   Cumulative effect of change in
                    accounting principle                         523              -        100.0%
                                                      ------------------------------
                                                      ------------------------------
              Net Income                                      $5,055         $6,214       (18.7%)
                                                      ==============================
                                                      ==============================

              Per common share - diluted
                         et income                              $             $
                        N                                       0.30           0.49       (38.8%)
                        Weighted average shares           17,156,050     12,783,715         34.2%

The tables that follow present the operating results of our five major operating groups for the three months ended March 31, 2002 and 2001.

                                                           Three Months Ended
                                                               March 31,
                                                       2002            2001
         Revenue
              First year commissions and related
         fees                                             $  10,276       $  21,861
              Renewal commissions and related fees           25,666          17,760
                                                   ---------------------------------
                  Total                                      35,942          39,621
              Commission expense                             17,778          21,184
                 % of revenue                           49.5%           53.5%
              General and administrative                      8,685           8,138
                  % of revenue                          24.2%           20.5%
              Amortization of intangibles                       937           1,171
                                                   ---------------------------------
                                                   ---------------------------------
         Operating income                                  $  8,542        $  9,128
                  % of revenue                          23.8%           23.0%
                                                   =================================

CRG had an outstanding first quarter 2001 that translated into more renewal revenue in the first quarter of 2002. Renewal revenue also increased due to higher than anticipated premium payments related to our variable life insurance policies in first three months of 2002. Consulting revenue, included in first year commissions and related fees, increased due to the addition of Coates Kenney in late fourth quarter of 2001.

                                                          Three Months Ended
                                                              March 31,
                                                         2002            2001
         Revenue
              First year commissions and related
         fees                                              $  6,996       $  10,291
              Renewal commissions and related fees            6,864           6,322
                                                   ---------------------------------
                 Total                                       13,860          16,613
               Commission expense                             5,450           5,161
                 % of revenue                           39.3%           31.1%
              General and administrative                      7,120           6,242
                 % of revenue                           51.4%           37.6%
              Amortization of intangibles                       373             647
                                                   ---------------------------------
                                                   ---------------------------------
         Operating income                                    $  917        $  4,563
                  % of revenue                           6.6%           27.5%
                                                   =================================

First-year commissions revenue in 2002 was lower than 2001 first year commission revenue due to significantly lower large-case BOLI revenue and lower community bank revenue from employee offices. The first three months of 2001 included two individually significant cases that totaled over $4 million. In the first three months of 2002, large-case BOLI results were below expectations, as the closing of several cases were delayed. These cases are still in process. The higher volume of sales successfully closed in the fourth quarter 2001 also affected the first quarter of 2002 results.

Renewal revenue is based upon business initially sold in the prior years and was favorably impacted by the strong first quarter of 2001.

Commission expense as a percentage of revenue, increased in the first quarter of 2002 as a larger percentage of first-year revenue was generated by independent sales consultants, who receive a higher commission expense. The mix between independents and employee sales consultants will vary quarter to quarter.

General and administrative expense grew 14.1% over the three months ended March 31, 2001, with investments in staffing of sales consultants and support service areas to generate and manage the projected revenue goals for 2002. Compounded by the lower first-year revenue, this resulted in general and administrative expense being a higher percentage of revenue.

                                               Three Months Ended
                                                    March 31,
                                               2002          2001
Revenue
    First year commissions and related
fees                                              $6,602         $4,010
    Renewal commissions and related fees           2,933          1,823
                                          ------------------------------
                   Total                           9,535          5,833
       Commission expense                            826            610
                            % of revenue       8.7%          10.5%
     General and administrative                    6,083          4,125
                  % of revenue                63.8%          70.7%
     Amortization of intangibles                     452            589
                                          ------------------------------
                                                        ----------------
Operating income                               $   2,174        $   509
                  % of revenue                22.8%          8.7%
                                          ==============================

The Healthcare Group acquired Management Science Associates (“MSA”) in July 2001 whose results were not included in the results of the three months ended March 31, 2001. In the first quarter of 2002, MSA contributed $1.9 million in revenue that is included in first year commissions and related fees revenue and $288,000 in operating income. During 2002, Healthcare Group started billing for clients’ record keeping services, which contributed approximately $99,000 to revenue. The improvement in general and administrative expense as a percentage of revenue can be attributed to increased revenue during the first quarter of 2002 combined with the elimination and reduction of various general and administrative expenses.

                                               Three Months Ended
                                                    March 31,
                                              2002            2001
 Revenue
     Consulting fees                           $4,153          $3,971
                                     ---------------------------------
                Total                           4,153           3,971
Expenses
     General and administrative                 3,728           2,460
                % of revenue              89.8%           61.9%
     Amortization of intangibles                    -             334
                                     ---------------------------------
                                                     -----------------
Operating income                                 $425
                                                               $1,177
                % of revenue              10.2%           29.6%
                                     =================================

Compensation consulting group consists of Pearl Meyer & Partners and Rewards & Performance. Rewards & Performance was acquired on March, 2001. The three months ended March 31, 2002 includes three months of activity of Rewards & Performance compared to less than one month of activity for the three months ended March 31, 2001.

        Pearl Meyer & Partners experienced a decrease in revenue from $3.1 million for the three months ended March 31, 2001 to $2.7 million for the three months ended March 31, 2002 due to less billable hours in the first quarter of 2002 compared to the activity for the three months ended March 31, 2001. Operating expenses increased due to the increased headcount.

                                   Three Months
                                       Ended
                                  March 31, 2002
Revenue
     Consulting fees                          $878
                                 ------------------
              Total                            878
Expenses
     General and administrative                491
              % of revenue             55.9%
     Amortization of intangibles                27
                                 ------------------
Operating income                              $360
              % of revenue             41.0%
                                 ==================

Federal Policy Group was acquired on February 25, 2002.

>

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

                                             March 31, 2002                            March 31, 2001
                                              Acquisitions                               Acquisitions
                                  Existing       (1)         Combined       Existing       (2)         Combined

Revenue
     First year commissions
and consulting fees                  $26,540        $2,365       $28,905        $17,510      $22,622       $40,132
     Renewal commissions and
related fees                          35,463             -        35,463         13,848       12,057        25,905
                               -------------------------------------------------------------------------------------
     Total                            62,003         2,365        64,368         31,358       34,679        66,037
Commission expense                    24,054             -        24,054          9,514       17,442        26,956
General and administrative
expense                               26,799         1,872        28,671         17,407        7,243        24,650
                               -------------------------------------------------------------------------------------
Operating income before               11,150           493        11,643          4,437        9,994        14,431
amortization
Amortization of intangibles            1,804            27         1,831          1,680        1,119         2,799
                               -------------------------------------------------------------------------------------
Operating income                      $9,346          $466        $9,812         $2,757       $8,875       $11,632
                               =====================================================================================

(1)includes operations of Rewards & Performance since March 12, 2001 and Federal
Policy Group since March 1, 2002.
(2) includes the operations of Compensation
Resource Group since September 6, 2000, Pearl Meyer & Partners since June 21,
2000, and Rewards & Performance since March 12, 2001.

Caution should be used in analyzing and evaluating the foregoing. Acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth; however, the resources dedicated to our acquisition program, if not used for acquisitions, would have been available to make an impact on the performance of the existing business.

For the three months ended March 31, 2002, approximately 3.7% of gross revenue and 4.7% of operating income came from acquisitions while 52.5% of gross revenue and 76.3% of operating income were from acquisitions during the same period in 2001. We do not attribute a great deal of significance to the above statistics for the following reasons:

  an acquisition's contribution to operating performance in any given period is considerably dependent on the timing of the transaction;
  an acquisition, by our definition for this purpose, is one that has not yet appeared in four quarters' operating results. As the value of these acquisitions add to our existing business base, the relative contribution of any subsequent acquisition may diminish; and
  acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth; however, the resources dedicated to our acquisition program would have been available to make an impact on the performance of the existing business.

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

  a significant portion of the financing for our bank-owned life insurance products occurs in the fourth calendar quarter; and
  a significant portion of the deferred compensation plans, marketed by our Compensation Resource Group division, is financed in the first quarter.
                                  --------------------------------------------------------------------------------------------------
                                       Mar           Dec         Sep         Jun         Mar        Dec        Sep         Jun
                                       2002         2001        2001        2001        2001       2000        2000        2000

Revenue                              $  64,368     $ 77,264   $ 43,922     $ 43,468   $ 66,037   $ 57,457    $ 34,645    $ 24,364
   % of annual                            28.1%        33.5%      19.1%        18.8%      28.6%      38.9%       23.5%       16.5%

Operating expenses                      28,671       27,932     24,053       24,617     24,650     21,705      17,875      14,114

Amortization                             1,831        2,934      2,887        2,940      2,799      2,540       1,933       1,329

Operating income                         9,812       14,324      3,010        2,841     11,632     13,077       3,080         893
   % of revenue                           15.2%        18.5%       6.9%         6.5%      17.6%      22.8%        8.9%        3.7%

Non-operating income                         -         (21)          -         (72)        191      1,001           -           -

Interest expense - net                     294        3,224      1,206        1,447      1,291      1,587       1,407         847

Income taxes                             3,940        3,946         39          422      4,318      4,151         514       (113)
                                  --------------------------------------------------------------------------------------------------
Income, before cumulative
Effect in change in accounting
principle, net of tax                    5,578        7,133      1,765          900      6,214      8,339       1,159         159

Cumulative effect of change in
accounting principle, net of tax             523            -          -            -          -          -           -           -
                                  --------------------------------------------------------------------------------------------------
                                  --------------------------------------------------------------------------------------------------
Net Income                             $ 5,055     $  7,133   $  1,765      $   900   $  6,214   $  8,339     $  1,159     $  159
                                  ==================================================================================================
                                  ==================================================================================================

Per diluted common share                 $  0.30      $  0.48    $  0.13      $  0.07    $  0.49    $  0.65     $  0.11     $  0.02
                                  ==================================================================================================

We expect that future quarterly fluctuations in our total revenue will be mitigated, to some extent, by the addition of our Compensation Consulting Group whose revenue tends to be more stable throughout the year. Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not reliable indicators of future performance.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

                                                                                                    Increase/
                                                                    2002              2001         (Decrease)
Cash and cash equivalents....................................     $12,659           $10,207          $2,452
Working capital................................................   $20,052            $6,295         $13,757
Current ratio - to one.........................................      1.53              1.11               -
Shareholders' equity per common share (1)...............          $ 12.34            $11.87          $ 0.47
Debt to total capitalization (2)...............................      5.4%              3.5%               -
-----------
(1)  total shareholders' equity divided by actual shares outstanding
(2)  current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

In addition to our tangible balance sheet assets and liabilities, we have an on going renewal revenue stream, estimated to be $601.0 million over the next ten years.

As a financial company with historically strong operating cash flow, we believe we have little need to retain substantial cash balances. We use the net cash from operating activities to fund capital expenditures and small acquisitions and pay down our credit facility. We expect that large future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance that such funds will be available and, if so, on terms acceptable to us.

Summarizing our cash flow, comparatively, for the year-to-date:

                                                                                     March 31,
                                                                                 2002             2001
Cash flows from (used in):
   Operations................................................................$5,426            $13,492
    Investing................................................................ (5,889)           (17,119)
    Financing................................................................  2,915             3,689

Cash Flows from Operating Activities

Our cash flow from operations for the three months ended March 31, 2002, compared with the same three-month period in 2001, was as follows:

                                                                            March 31,
                                                                                                Increase/(Decrease)
                                                                     2002              2001           In Cash
Net income plus non-cash expenses                                   $8,681           $ 9,665            ($984)
Changes in operating assets and liabilities                         (3,255)            3,827           (7,082)
Cash flow from operating activities                                 $5,426           $ 13,492         ($8,066)

As the above table indicates, our lower cash flow from operations was due, in part, to our reduced net income in the first quarter 2002 compared with 2001. The most significant reduction comes from the payment of current liabilities, $19.2 million compared with $8.8 million collection of accounts receivable. In effect, we used our $10.2 million year-end cash balance, plus the $8.8 million from accounts receivable to meet year-end obligations for commissions, taxes, employee bonuses and acquisition earn-out payments. In January 2002, we paid the cash to settle interest rates swaps, which we had outstanding at December 31, 2001, for $2.0 million.

The following table represents the estimated gross renewal revenue associated with the business owned life insurance policies, owned by our clients, as of March 31, 2002. The projected gross revenue is not adjusted for mortality, lapse or other factors that may impair realization. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received.

                         Compensation           Banking           Healthcare
                        Resource Group          Practice            Group             Total
       2002                   $47,964           $33,143            $5,990           $87,097
       2003                    40,225            25,489             5,549            71,263
       2004                    32,423            25,768             5,135            63,326
       2005                    28,548            26,266             4.794            59,608
       2006                    25,937            25,210             4,442            55,589
       2007                    23,807            25,676             3,802            53,285
       2008                    23,473            26,133             3,085            52,691
       2009                    22,918            26,755             2.371            52,044
       2010                    23,145            27,580             1,638            52,363
       2011                    23,839            28,494             1,444            53,777
                    ------------------------------------------------------------------------
       Total                 $292,279          $270,514           $38,250          $601,043

  March 31, 2001             $285,785          $253,028           $39,697          $578,510

At March 31, 2002, our ten-year renewal projection amounted to $601.0 million. This balance represents a 3.9% increase in our residual book of business over the March 31, 2001 balance.

Ten-year inforce revenues net of commission expense are $406.7 million and $404.6 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

As a fee based business, our Compensation Consulting and Federal Policy Group divisions do not have renewal revenues similar to those of our benefits practices.

Cash Used in Investing Activities>

The Federal Policy Group acquisition accounted for the $5.1 million used in investing activities and $791,000 was used for the purchase of equipment.

A substantial amount of the purchase price is paid in cash. This is primarily due to our desire to avoid diluting our existing shareholders. We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

In December 2001, we amended our Amended and Restated Credit Agreement dated December 28, 1999 to increase the amount available under the revolving credit facility from $62.0 million to $103.2 million. There is no longer a term loan balance of this facility. We paid off the term portion under the old agreement in December 2001 with the proceeds from our November 2001 secondary offering. Any outstanding debt on December 31, 2002 will convert from the revolving credit facility to term debt and will amortize over five years under the term facility agreement. We had $98.2 million available under our credit lines at March 31, 2002.

The restrictive covenants under the loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of stockholders' equity; and, a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of March 31, 2002.

We believe that our cash flow from operations will continue to provide sufficient funds to service our debt obligations. However, as our business grows, our working capital and capital expenditure requirements will also continue to increase. There can be no assurance that the net cash flows from operations will be sufficient to meet our anticipated requirements or that we will not require additional debt or equity financing.. We may continue to issue stock to finance future acquisitions.

The following table provides information about our debt obligations. The table presents principal cash flows and related interest rates by expected maturity dates totaling $11.9 million.

                                                                                                                         Fair
                             2002          2003         2004          2005         2006      Thereafter      Total       Value
 Liabilities
 Long term debt
   Fixed rate                   $795       $1,154        $1,274       $1,407       $1,553          $690       $6,873        $6,873
   Average interest
     rate                      10.0%        10.0%         10.0%        10.0%        10.0%         10.0%

 Variable rate:
   U.S. Prime                      -       $5,000             -            -            -             -       $5,000        $5,000
   Average rate                    -        4.75%             -            -            -             -

Intangible Assets and Renewal Revenue

Intangible assets arise as a direct result of our acquisition program and said acquisitions have been an important contribution to our past and expected future growth. In most of our acquisitions, we acquire very little in the way of tangible assets, therefore a substantial portion of the purchase price is typically allocated to intangible assets. Two important elements of our intangible assets affect our cash flow:

  the present value of inforce revenue is the net discounted cash flow from the book of business of those companies having future renewal revenue at the time we acquired them; and
  a potential future tax benefit over the next fifteen years. The amortization of approximately $173.1 million of our gross intangible assets is expected to be tax deductible.

Intangible assets, net of amortization, arising from our purchased businesses consist of the following:

                                                                           2002               2001
               Present value of inforce revenue                           $81,501           $83,243
               Goodwill                                                   106,468           103,768
               Non-compete agreements                                         656               717
               Other intangibles                                            1,659                 -
                                                                         $190,284          $187,728
               Total assets                                                 71.6%             69.5%
               Stockholders' equity                                         92.0%             95.7%

The amounts allocated to inforce revenue are determined using the discounted cash flow of future commission adjusted for expected persistency, mortality and associated costs. The balance of the excess purchased price over the net tangible assets has been allocated to goodwill. The inforce revenue is amortized over its period of duration, which is normally twenty to thirty years. Many factors outside our control determine the persistency of our inforce business and we cannot be sure that the value we allocated will ultimately be realized.

Non-compete agreements are amortized over the period of the agreements.

On June 27, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. The new rules outlined in this new standard affect the allocations between goodwill and other intangible assets.

On June 27, 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under this new rule, effective with the year beginning January 1, 2002, goodwill is no longer be amortized but will be subject to annual tests for impairment. The process for goodwill impairment determination is a two-step method.

  Step 1 – Compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds its fair value, impairment may exist.
  Step 2 – Compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized.

We have adopted SFAS 142. An impairment charge of $892,000 ($523,000 after-tax) resulting from these impairment tests is reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, we had total outstanding indebtedness of $11.9 million, or approximately 2.5% of total market value capitalization. Of the outstanding debt, $6.9 million was subject to fixed rates of 10.0% at March 31, 2002. The remaining $5.0 million of debt was borrowed during the first quarter of 2002 under our revolver, at a rate of 4.75%. Payment of this amount is not due until 2003. We do not enter into derivative or interest rate transactions for speculative purposes. As a result of the reduction of the debt in November 2001 with the proceeds from the secondary offering, we were unable to continue our hedging program. We recorded $2.0 million as interest expense for the year ended December 31, 2001 related to the interest rate swaps. These interest rate swaps were settled in January 2002.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  The list of exhibits required by this Item 6(a) appears on the Exhibit Index attached hereto.
  Reports in Form 8-K.

        On March 5, 2002, we filed a current report on Form 8-K pursuant to Item 4 thereof related to the resignation of our independent accountants.

        On March 12, 2002, we filed a current report on Form 8-K pursuant to Item 4 thereof related to the engagement of our independent accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date              May 10, 2002                                         /s/ W.T. WAMBERG
                                                                       W.T. Wamberg
                                                              President and Chief Executive Officer

Date              May  10 , 2002                                       /s/  THOMAS M. PYRA
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
         333-56799, filed with the SEC on July 27, 1998).

4.2      Rights Agreement, dated as of July 10, 1998, by and between Clark/Bardes Holdings, Inc. and The Bank of New York (Incorporated
         herein by reference to Exhibit 4.4 of Clark/Bardes’ Quarterly Report on Form 10-Q, File No.
         000-24769, filed with the SEC on November 16, 1998).