Form 10-Q
period 2002-06-30
CLARK/BARDES INC
filed 2002-08-14
CIK 1063980

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

         As of August 1, 2002 there were 16,849,430 shares of common stock outstanding.

TABLE OF CONTENTS

                                                                       PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements........................................... 4
     Condensed Consolidated Balance Sheets at June 30, 2002
           and December 31, 2001....................................... 4
     Condensed Consolidated Statements of Income for the three
          months and six months ended June 30, 2002 and 2001........... 5
     Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2002 and 2001..................... 6
     Notes to Condensed Consolidated Financial Statements.............. 7

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................... 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk..... 35

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.............................................. 35

Item 2. Changes in Securities and Use of Proceeds...................... 35

Item 4. Submission of Matters to a Vote of Security Holders............ 36

Item 6. Exhibits and Reports on Form 8-K............................... 36

SIGNATURES............................................................. 37

EXHIBITS
     Index to Exhibits................................................. 38

                           FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

          o    changes in tax legislation;
          o    federal and state regulations;
          o    general economic conditions;
          o    competitive factors and pricing pressures;
          o    our dependence on key consultants and services of key personnel;
          o    our dependence on persistency of existing business;
          o    our ability to achieve our earnings projections;
          o    risks associated with acquisitions;
          o    significant intangible assets;
          o    our dependence on a select group of insurance companies; and
          o our dependence on information processing systems and risk of errors or omissions.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-Q or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in our Form 10-K for the year ended December 31, 2001, included under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                   2002                  2001
                                                                                   ----                  ----
                                                                                     (DOLLARS IN THOUSANDS
                                                                                       EXCEPT SHARE DATA)
                                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                          $12,962               $10,207
   Accounts and notes receivable - billed and unbilled, net of allowances
   of $964 and $946, respectively                                                      31,950                50,927
   Prepaid income taxes                                                                 1,452                     -
   Deferred tax assets                                                                  1,257                   690
   Other current assets                                                                 3,227                 2,384
                                                                             -----------------      ----------------
      TOTAL CURRENT ASSETS                                                             50,848                64,208
INTANGIBLE ASSETS - NET                                                               194,574               187,728
EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET                                             12,171                11,005
OTHER ASSETS                                                                           16,091                 6,990
                                                                             -----------------      ----------------
      TOTAL ASSETS                                                                   $273,684              $269,931
                                                                             =================      ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                    $3,499                $4,767
   Accrued liabilities                                                                 19,516                46,086
   Income taxes                                                                             -                 3,451
   Deferred revenue                                                                     1,497                   520
   Interest rate swap payable                                                               -                 2,043
   Debt maturing within one year                                                        3,199                 1,046
                                                                             -----------------      ----------------
      TOTAL CURRENT LIABILITIES                                                        27,711
                                                                                                             57,913
DEFERRED TAX LIABILITIES                                                                7,563                 7,146
DEFERRED COMPENSATION                                                                   4,220                 2,601
LONG TERM DEBT                                                                         24,152                 6,079
STOCKHOLDERS' EQUITY
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                        -                     -
   Common stock
          Authorized - 40,000,000 shares; $.01 par value
          Issued and outstanding - 16,835,730 at June 30, 2002 and 16,524,070
          at December 31, 2001                                                            169                   165
   Paid in capital                                                                    163,813               156,394
   Retained earnings                                                                   46,056                39,633
                                                                             -----------------      ----------------
TOTAL STOCKHOLDERS' EQUITY                                                            210,038               196,192
                                                                             -----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $273,684              $269,931
                                                                             =================      ================


      See accompanying notes to condensed consolidated financial statements

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                                 --------                       --------
                                                           2002            2001             2002          2001
                                                           ----            ----             ----          ----
                                                        (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
REVENUE
   First year commissions and related fees                  $26,276        $20,328           $50,150        $56,657
   Renewal commissions and related fees                      18,448         16,678            53,911         42,416
   Consulting fees                                            8,911          6,462            13,942         10,432
                                                      --------------  -------------   --------------- --------------
TOTAL REVENUE                                                53,635         43,468           118,003        109,505

OPERATING EXPENSES
   Commissions and fees                                      16,183         13,070            40,237         40,026
   General and administrative                                32,775         24,617            61,446         49,267
   Amortization                                               2,097          2,940             3,928          5,739
                                                      --------------  -------------   --------------- --------------
Total Operating Expenses                                     51,055         40,627           105,611         95,032
                                                      --------------  -------------   --------------- --------------
OPERATING INCOME                                              2,580          2,841            12,392         14,473
OTHER (EXPENSE)/INCOME                                            -            (72)                -            119
INTEREST
   Income                                                        90             64               179            202
   Expense                                                     (458)        (1,511)             (841)        (2,940)
                                                      --------------  -------------   --------------- --------------
                                                               (368)        (1,447)             (662)        (2,738)
                                                      --------------  -------------   --------------- --------------
INCOME BEFORE TAXES                                           2,212          1,322            11,730         11,854
INCOME TAXES                                                    846            422             4,786          4,740
                                                      --------------  -------------   --------------- --------------
INCOME, before cumulative effect of change in                                                  6,944          7,114
accounting principle, net of tax                              1,366            900
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
NET OF TAX (NOTE 2)                                               -              -               523              -
                                                      --------------  -------------   --------------- --------------
NET INCOME                                                   $1,366           $900            $6,421         $7,114
                                                      ==============  =============   =============== ==============
Basic Earnings per Common Share, before cumulative
effect of change in accounting principle                      $0.08          $0.07             $0.42          $0.56
   Cumulative effect of change in accounting principle            -              -              0.03              -
                                                      --------------  -------------   --------------- --------------
Basic Earnings per Common Share                               $0.08          $0.07             $0.39          $0.56
                                                      ==============  =============   =============== ==============
Weighted average shares outstanding - Basic              16,815,887     12,740,269        16,706,491     12,718,273
                                                      ==============  =============   =============== ==============

Diluted Net Income per Common Share, before
cumulative effect of change in accounting principle           $0.08          $0.07             $0.40          $0.55
   Cumulative effect of change in accounting principle            -              -              0.03              -
                                                      --------------  -------------   --------------- --------------
Diluted Earnings per Common Share                             $0.08          $0.07             $0.37          $0.55
                                                      ==============  =============   =============== ==============
Weighted average shares outstanding - Diluted            17,336,783     13,021,962        17,250,826     12,914,812
                                                      ==============  =============   =============== ==============

      See accompanying notes to condensed consolidated financial statements

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                            --------
                                                                                 2002                      2001
                                                                                 ----                      ----
                                                                                     (DOLLARS IN THOUSANDS)
NET CASH FROM OPERATING ACTIVITIES                                                    $3,334                   $ 11,356

INVESTING ACTIVITIES
   Purchases of businesses, including contingent payments on prior
        acquisitions                                                                 (16,155)                   (17,584)

   Purchases of equipment                                                             (2,923)                    (2,478)
                                                                          -------------------       --------------------
          Net Cash from Investing Activities                                         (19,078)                   (20,062)
                                                                          -------------------       --------------------
FINANCING ACTIVITIES
   Proceeds from borrowings                                                           22,000                     22,500
   Repayment of borrowings                                                            (1,775)                   (13,222)
   Settlement of interest rate swaps                                                  (2,043)                         -
   Issuance of common stock                                                              317                         29
                                                                          -------------------       --------------------
          Net Cash from Financing Activities                                          18,499                      9,307
                                                                          -------------------       --------------------
NET INCREASE IN CASH                                                                   2,755                        601
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   10,207                      7,598
                                                                          -------------------       --------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $12,962                    $ 8,199
                                                                          ===================       ====================

Supplemental Non-Cash Information:
----------------------------------
FINANCING ACTIVITY:
   Common stock issued in connection with acquisition contingent
        payments                                                                      $5,289                      $ 504
                                                                          ===================       ====================
   Common stock issued in connection with acquisitions                                $1,243                      $   -
                                                                          ===================       ====================

      See accompanying notes to condensed consolidated financial statements

                       CLARK/BARDES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2002

   (Tables shown in thousands of dollars, except share and per share amounts)

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements reflect the accounts of Clark/Bardes, Inc. ("CBI") and its wholly owned subsidiaries. Through our six operating segments, Compensation Resource Group, Banking Practice, Healthcare Group, Pearl Meyer & Partners, Human Capital Practice and Federal Policy Group, we design, market and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. We assist our clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, we own Clark/Bardes Financial Services, Inc., a registered broker-dealer through which we sell all our securities products and receive a commission.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by such requirements. However, we believe that the disclosures are adequate and the information is fairly presented. In our opinion, all adjustments, which are normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other period.

All intercompany amounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Business Combinations and Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with determinable lives will continue to be amortized over their estimated useful lives.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2002

We adopted SFAS 142 in the first quarter of 2002. We test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a determination of potential impairment, while the second step measures the amount of the impairment, if any. We performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. An after-tax impairment charge of $523,000 ($892,000, before tax) resulting from these impairment tests is reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We expect to perform our annual goodwill impairment analysis in the fourth quarter of each year.

In accordance with SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:


                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                                     2002          2001              2002           2001
Reported income, before cumulative effect of
change in accounting principle, net of tax           $1,366           $900           $6,944          $7,114
   Add:  Goodwill amortization, net of tax                -            785                -           1,223
                                                     ------         ------           ------          ------
Adjusted income, before cumulative effect of
change in accounting principle, net of tax           $1,366         $1,685           $6,944          $8,337
                                                     ======         ======           ======          ======
Basic earnings per common share, before
cumulative effect of change in accounting
principle, net of tax                                 $0.08          $0.07            $0.42           $0.56
   Add:  Goodwill amortization, net of tax                -           0.06                -            0.10
                                                     ------         ------           ------          ------
Adjusted basic earnings per common share,
before cumulative effect of change in
accounting principle, net of tax                      $0.08          $0.13            $0.42           $0.66
                                                     ======         ======           ======          ======

Diluted earnings per common share, before
cumulative effect of change in accounting
principle, net of tax                                 $0.08          $0.07            $0.40           $0.55
    Add:  Goodwill amortization, net of tax               -           0.06                -            0.09
                                                     ------         ------           ------          ------
Adjusted diluted earnings per common share,
before cumulative effect of change in
accounting principle, net of tax                      $0.08          $0.13            $0.40           $0.64
                                                     ======         ======           ======          ======


FASB Accounting Standard -
    Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 removes goodwill from its scope and it establishes a primary asset approach to determine the cash flow estimation period for determining potential impairment of a group of assets. The adoption of this statement is not expected to have a material impact on our condensed consolidated financial statements. We ordinarily perform our annual non-goodwill intangibles asset impairment analysis in the fourth quarter of each year.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2002

3.  FORMATION OF HUMAN CAPITAL PRACTICE

On May 16, 2002, we announced the formation of our Human Capital Practice. The new practice includes our existing Rewards and Performance Group and ten former partners ("partners") and 74 support staff from Arthur Andersen LLP's ("Andersen") Human Capital Practice. Prior to hiring, the partners and Andersen mutually terminated their partnership interest and association with each other free of all restrictive provisions under the Andersen Partnership Agreement and under any agreements relating to the employment with Andersen, except for one former Arthur Andersen United Kingdom partner who remained subject to certain restrictive provisions until July 31, 2002 that were not material. We believe any successor liability is mitigated by hiring each new employee in a conventional employer/employee relationship.

The former Andersen partners received full recourse and interest bearing loans in the amount of $8.4 million. Of these loans, $1.2 million have a term of two years and the remaining $7.2 million have a term of six and one half years. As long as the partner is employed on the hiring anniversary date for the two year loans and each December 31 for the six and one half year loans, a portion of the loans will be forgiven at each date. These loans are being amortized into the Human Capital Practice financial results as general and administrative expense and are classified as other assets on the June 30, 2002 balance sheet. Assuming all partners continue to be employed by us throughout the terms of the loans, the amounts amortized into operating expense for the following fiscal years would be:

                2002                        $988
                2003                       1,693
                2004                       1,348
                2005                       1,101
                2006                       1,101
                2007 and thereafter        2,202

In addition, support staff received $602,000 of sign on bonuses at the time of their employment. The support staff will retain the bonus payments if they are employed on May 16, 2003. If they leave before this date, they must repay a pro-rata portion of their bonus. The sign on bonuses are being amortized into the Human Capital Practice results over the first twelve months of their employment.

4.       SECOND QUARTER ACQUISITIONS

During the second quarter of 2002, we made two acquisitions. On April 26, 2002, we acquired the assets of Comiskey Kaufman, Inc. Comiskey Kaufman, located in Houston, Texas, specializes in executive benefits consulting for major companies in the Southwest. On April 25, 2002, we acquired the assets of Hilgenberg and Associates. Hilgenberg and Associates, located in Minneapolis, MN, specializes in providing compensation, benefit and business-owned life insurance ("BOLI") consulting services to banks located in the Midwest. Total purchase price for these two acquisitions, excluding acquisition expenses of approximately $100,000, is $11.6 million with initial payments totaling $6.1 million in cash and stock. Included in the total purchase price are contingent payments of $5.5 million in cash and stock payable over three years based on achieving certain revenue and earnings objectives.

The allocation of the purchase price is preliminary and will be finalized in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations.

5.  ACQUISITION OF FEDERAL POLICY GROUP

On February 25, 2002, we acquired the Federal Policy Group of
PricewaterhouseCoopers LLP. Based in Washington, D.C., Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations and other businesses before the government on legislative and regulatory policy matters. This

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2002

acquisition allows us to continue to expand our service offerings to the corporate market. The purchase price was $11.0 million before expenses consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments over the next four years based upon attainment of established performance criteria. If earned, the contingent payments will consist of 70% cash and 30% CBI common stock.

The allocation of the purchase price is preliminary pending completion of a valuation by an independent valuation firm. Upon completion of such valuation, the allocation of purchase price will be finalized in accordance with the provisions of SFAS No. 141, Business Combinations.

The results of the Federal Policy Group are included as of March 1, 2002.

6.  CONTINGENT ACQUISITION PAYOUTS

As a result of our acquisitions, we have $28.1 million of potential additional purchase price to the former owners of our acquired companies. These amounts are payable as additional consideration upon the achievement of certain and defined performance criteria as negotiated at the time of acquisition and as defined in the purchase agreement. A summary of the amounts payable if the performance criteria are met is as follows for acquisitions that were completed as of June 30, 2002: (dollar amounts in millions)


                                                                      SHARE
                                           CASH      SHARES          VALUE(1)
                                       -------------------------------------
                       2003                $5.9     444,068           $10.1
                       2004                 5.8     120,611             2.8
                       2005                 2.4      47,942             1.1
                                       -------------------------------------
                                          $14.1     612,621          $ 14.0
                                       -------------------------------------

                                 (1)  Share value computed using the closing
                                      price as of June 30, 2002.

We entered into a bonus arrangement for certain key executives and employees of Compensation Resource Group. This arrangement will provide for the payment of bonuses of up to $20 million for the years ended December 31, 2003 to 2005 if certain stipulated financial objectives are achieved. These bonuses will be recorded as expense in the year earned. The division president has the opportunity to earn up to $3.5 million in bonuses through 2003 based on the achievement of certain financial objectives.

In connection with the formation of the Human Capital Practice, the asset purchase agreement for Rewards and Performance Group (previously Rich, Florin/Solutions, Inc.) was amended. One-half of the original contingent consideration will be paid in March, 2003 through March, 2005 regardless of performance of the practice and the other half is contingent upon the results of the Human Capital Practice. In addition, the previous owners of Rewards and Performance Group will participate in the Human Capital Long Term Incentive Plan. Any payments under this plan will be recorded as expense in the year earned.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2002

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill between December 31, 2001 and June 30, 2002, by reporting units are as follows:

                                               ACQUIRED
                        BALANCE                 DURING                            IMPAIRMENT        BALANCE
                    DECEMBER 31, 2001         THE PERIOD          EARNOUTS/ETC.    CHARGE       JUNE 30, 2002
                    -----------------         ----------          -------------    ------       -------------
CRG (1)                       $14,930                $  -            $ 258               -           $15,188
BP (2)                         35,768                 594               54               -            36,416
HG (3)                         14,968                   -                -            (892)           14,076
MSA (4)                         5,010                   -                -               -             5,010
HCP (5)                        11,313                   -              130               -            11,443
PMP (6)                        21,753                   -               35               -            21,788
FPG (7)                             -               3,373         (A) (810)              -             2,563
Corp. (8)                          26                   -                -               -                26
                             --------              ------            -----           -----          --------
TOTAL                        $103,768              $3,967            ($333)          ($892)         $106,510
                             ========              ======            =====           =====          ========

    (1)  Compensation Resource Group
    (2)  Banking Practice
    (3)  Healthcare Group
    (4)  Management Science Associates
    (5)  Human Capital Practice
    (6)  Pearl Meyer & Partners
    (7)  Federal Policy Group
    (8)  Corporate

(A) Amount represents the purchase price reallocated to the non compete agreements associated with this acquisition.

     Information regarding our other intangible assets follows:

                                     AS OF JUNE 30, 2002                            AS OF DECEMBER 31, 2001
                                     -------------------                            -----------------------
                           CARRYING       ACCUMULATED                          CARRYING       ACCUMULATED
                            AMOUNT       AMORTIZATION            NET            AMOUNT        AMORTIZATION         NET
                            ------       ------------            ---            ------        ------------         ---
 Inforce revenue            $104,118         ($19,315)         $84,803          $98,936        ($15,693)         $83,243
Non compete
agreements                     4,550           (1,331)           3,219            1,750          (1,033)             717
Other                             50               (8)              42                -               -                -
                            --------          --------         -------         --------        ---------         -------
     Total                  $108,718         ($20,654)         $88,064         $100,686        ($16,726)         $83,960
                            ========          ========         =======         ========        =========         =======

Amortization expense of other intangible assets was $2.1 million and $1.8 million for the three months ended June 30, 2002 and June 30, 2001, respectively and $3.9 million and $3.7 million for the six months ended June 30, 2002 and June 30, 2001, respectively.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2002

We estimate that our amortization expense for 2002 through 2006 for intangible assets related to all acquisitions consummated to date will be as follows:

                    2002                    $8,099
                    2003                     7,453
                    2004                     6,628
                    2005                     5,676
                    2006                     4,725

8.   ACCOUNTS RECEIVABLE

As of June 30, 2002, there were approximately $1.2 million of unbilled receivables included in accounts receivable on the condensed consolidated balance sheet. These unbilled amounts are expected to be billed during the third quarter of 2002.

9.   EARNINGS PER SHARE

The following table sets forth the computation of historical basic and diluted earnings per common share:

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     ------------------                  ----------------
                                                           JUNE 30,                          JUNE 30,
                                                           --------                          --------
                                                    2002             2001              2002            2001
                                                    ----             ----              ----            ----
NUMERATOR:

Net income for basic earnings per common share          $1,366            $ 900          $6,421           $7,114
                                               ---------------- ------------------ --------------- --------------
Numerator for diluted earnings per common share         $1,366            $ 900          $6,421           $7,114
                                               ================ ================== =============== ==============

DENOMINATOR
Denominator for basic earnings per common
share - weighted average common shares              16,815,887       12,740,269      16,706,491       12,718,273
Effect of dilutive securities:
   Stock options                                       520,896          281,693         544,335          196,539
                                               ---------------- ------------------ --------------- --------------

Denominator for diluted earnings per common
share - weighted average common shares              17,336,783       13,021,962      17,250,826       12,914,812
                                               ================ ================== =============   ==============

PER COMMON SHARE
Basic earnings                                           $0.08            $0.07           $0.39            $0.56
                                               ================ ================== =============== ==============

Diluted earnings                                         $0.08            $0.07           $0.37            $0.55
                                               ================ ================== =============== ==============

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2002

10.   RISKS AND UNCERTAINTIES

Federal tax laws create certain advantages for the purchase of life insurance products; therefore the life insurance products underlying the benefit programs marketed by us are vulnerable to adverse changes in laws and enforcement. Any proposal or enactment of changes in federal tax laws that would reduce or eliminate such advantages could result in a substantial reduction of our renewal commission revenue with the surrender of existing life insurance policies and curtail our ability to write new business.

A recent IRS Notice and proposed Treasury regulations change the manner in which split dollar arrangements will be taxed in the future. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Consequently, this initiative could result in reduced revenue from split dollar arrangements.

Other types of potential changes to federal tax laws could also have a significant adverse effect on our revenues. On July 11, 2002, the Senate Finance Committee reported legislation that would remove a 1978 moratorium on Treasury Department regulatory guidance on the tax treatment of nonqualified deferred compensation arrangements. Also, on July 11, 2002, the House Ways and Means Committee Chairman introduced legislation that would tax deferrals of compensation after July 10, 2002, under "funded" deferred compensation arrangements. If either or both of these legislative proposals were enacted, future compensation deferrals under deferred compensation arrangements we market could be significantly curtailed, with a resulting reduction in our revenues from these arrangements.

In recent years, the Internal Revenue Service ("IRS") has undertaken a major enforcement initiative to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995. The IRS has prevailed on the majority of cases it has litigated related to this initiative. While we stopped selling leveraged business-owned life insurance programs after 1995 and we do not expect any material adverse impact on our revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client's decision to continue or surrender an existing leveraged business-owned life insurance program.

On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. This law generally prohibits any personal loans from certain SEC regulated companies to current directors or executive officers of such companies. While it is not entirely clear, there is a possibility that company premium payments made on or after July 30 on collateral-assignment split dollar policies, on current directors or executive officers of those SEC regulated companies, could be covered by the loan prohibition. We have a plan which includes some of these split dollar policies included in our financial statements which may need to be revised as a result of this legislation. Without favorable clarification of this law, our revenue from collateral assignment split dollar arrangements could be reduced as a result of this law.

For more information about additional risks and uncertainties related to our company, see "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001.

11.   SEGMENTS AND RELATED INFORMATION

    We have six operating segments:
         Compensation Resource Group
         Banking Practice
         Healthcare Group
         Human Capital Practice (See Note 3)
         Pearl Meyer & Partners
         Federal Policy Group

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2002

The six reportable segments operate as independent and autonomous business units with a central corporate staff responsible for finance, strategic planning, and human resources. Each segment has its own client base as well as its own marketing, administration, and management.

Prior to May 16, 2002, the amounts reflected below for the Human Capital Practice segment reflect the results of and information related to the Rewards and Performance Group, which is now part of the Human Capital Practice (see Note
3).

The accounting policies of the reporting segments are the same as those described in the summary of significant policies as disclosed in our Annual Report on Form 10-K as of December 31, 2001. There are no inter-segment revenues or expenses reflected in our consolidated financial statements.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2002

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                  ----------------------------------------------------
                                      2002          2001        2002         2001
                                  ----------------------------------------------------
REVENUES FROM EXTERNAL CUSTOMERS
     Compensation Resource Group        $18,302      $11,720      $54,244     $51,341
     Banking Practice                    18,206       19,703       32,066      36,316
     Healthcare Group                     8,216        5,583       17,751      11,416
     Human Capital Practice               3,168        3,612        4,655       4,468
     Pearl Meyer & Partners               2,811        2,850        5,477       5,964
     Federal Policy Group                 2,932            -        3,810           -
                                  ----------------------------------------------------
        Total consolidated -
           reported                     $53,635      $43,468     $118,003    $109,505
                                  ====================================================
OPERATING INCOME/(LOSS)
     Compensation Resource Group           $311      $(1,148)       8,853      $7,979
     Banking Practice                     3,690        5,838        4,607      10,401
     Healthcare Group                       898         (905)       3,072        (397)
     Human Capital Practice                (752)       1,377         (647)      1,756
     Pearl Meyer & Partners                 544          530          862       1,328
     Federal Policy Group                 1,281            -        1,641           -
                                  ----------------------------------------------------
        Total segments -
           reported                       5,972        5,692       18,388      21,067
     Corporate overhead                  (3,392)      (2,851)      (5,996)     (6,594)
     Other operating
          (expense)/income                    -          (72)           -         119
     Interest - net                        (368)      (1,447)        (662)     (2,738)
                                  ----------------------------------------------------
         Income before taxes             $2,212       $1,322      $11,730     $11,854
                                  ====================================================
DEPRECIATION AND AMORTIZATION
     Compensation Resource Group         $1,295       $1,559        2,465      $2,942
     Banking Practice                       591          629        1,099       1,366
     Healthcare Group                       725          786        1,467       1,545
     Human Capital Practice                  59          146          101         185
     Pearl Meyer & Partners                 158          384          312         761
     Federal Policy Group                   140            -          169           -
                                  ----------------------------------------------------
         Total segments -
                 reported                 2,968        3,504        5,613       6,799
                                  ----------------------------------------------------
    Corporate                                48           61          139         119
Total consolidated - reported            $3,016       $3,565       $5,752      $6,918
                                  ====================================================

CAPITAL EXPENDITURES
     Compensation Resource Group           $180         $524         $472        $877
     Banking Practice                       538          128          640         247
     Healthcare Group                       182          394          255         698
     Human Capital Practice                 306           52          343          52
     Pearl Meyer & Partners                  14          427          184         604
     Federal Policy Group                    21            -           46           -
                                  ----------------------------------------------------
                                  ----------------------------------------------------
          Total segments -
            reported                      1,241        1,525        1,940       2,478
     Corporate (1)                          891            -          983           -
                                  ----------------------------------------------------
          Total consolidated -
            reported                     $2,132       $1,525       $2,923      $2,478
                                  ====================================================

                                                                 JUNE 30,   DECEMBER 31,
IDENTIFIABLE ASSETS                                                2002         2001
                                                                   ----         ----
     Compensation Resource Group                                  $81,723    $ 93,743
     Banking Practice                                              74,463      79,720
     Healthcare Group                                              40,303      41,520
     Human Capital Practice                                        26,644      16,364
     Pearl Meyer & Partners                                        32,276      31,670
     Federal Policy Group                                           6,464           -
                                                            --------------------------
          Total segments - reported                               261,873     263,017
     Deferred tax assets                                            1,257         690
     Corporate                                                     10,554       6,224
                                                            --------------------------
          Total consolidated -
              reported                                           $273,684    $269,931
                                                            ==========================
(1) For the three months and six months ended June 30, 2001, corporate capital expenditures, which were immaterial, are included with CRG's capital expenditures.

   12.   RELATED PARTY TRANSACTIONS

In connection with the acquisition of The Wamberg Organization in September 1999, the asset purchase agreement provided for additional payments to W.T. Wamberg, our chief executive officer and previous owner of The Wamberg Organization, upon attainment of certain stipulated annual financial objectives starting with the period ended December 31, 1999 through December 31, 2002.
As of December 31, 2001, the financial objectives for those years have been met. The Board of Directors approved the distribution of The Wamberg Organization December 31, 2002 earnout payment prior to the February, 2003 date we were obligated to distribute the payout. The final earnout payment of $3.5 million was distributed to The Wamberg Organization in April 2002.

   We lease 16,266 square feet of office space owned by Mr. Wamberg for an annual rental of approximately $260,000, under a lease expiring on February 21, 2009.

   Wamberg Financial Corporation, one of our subsidiaries, leases hanger space for the corporate aircraft from WTW Investment, an entity controlled by Mr. Wamberg for an annual rent of approximately $45,000.

   13.   SUBSEQUENT EVENTS

   On July 19, 2002, an agreement was reached for a complete settlement of litigation related to Constellation Energy Group, Inc.; however, the definitive settlement documents have not yet been finalized. While the settlement terms are confidential, we regard the outcome as favorable and believe such terms will not have a material adverse impact on our financial condition or results of operations.

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

BUSINESS

The condensed consolidated financial statements reflect the accounts of Clark/Bardes, Inc. ("CBI") and its wholly owned subsidiaries. Through our six operating segments, Compensation Resource Group, Banking Practice, Healthcare Group, Pearl Meyer & Partners, Human Capital Practice and Federal Policy Group, we design, market and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. We assist our clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, we own Clark/Bardes Financial Services, Inc., a registered broker-dealer through which we sell all our securities products and receive a commission.

OVERVIEW

Total revenues for the three months ended June 30, 2002 was $53.6 million, an increase of 23.4% from revenues of $43.5 million in the second quarter of 2001. Second quarter 2002 operating income before amortization expense (EBITA) was $4.7 million, as compared to $5.8 million from the comparable 2001 period. We reported net income for the second quarter 2002 of $1.4 million, or $0.08 per diluted share, compared to reported net income of $0.9 million, or $0.07 per diluted share, for the same period last year. The three months ended June 30, 2001 net income, excluding amortization of goodwill, would have been $1.7 million or $0.13 per diluted share. Second quarter 2002 results reflect expenses included in operating earnings of approximately $1.5 million related to the formation of the our Human Capital Practice division, severance payments of approximately $550,000 associated with the reorganization initiatives in the Healthcare Group and a $474,000 non-cash charge for performance-based stock options issued to non-employee producers. These items adversely affected second quarter earnings by $0.09 per share.

For the six months ended June 30, 2002, total revenue was $118.0 million, an increase of 7.8% from revenues of $109.5 million for the first six months of 2001. EBITA was $16.3 million, a 19.3% decrease from EBITA of $20.2 million in the comparable period of 2001. Net income for the six months ended June 30, 2002 (after an impairment charge of $523,000 net of taxes from the adoption of SFAS
142) was $6.4 million or $0.37 per diluted share compared to $7.1 million or $0.55 per diluted share for the six months ended June 30, 2001. Six months ended June 30, 2001 results excluding amortization of goodwill would have been $8.3 million or $0.64 per diluted share.

General economic conditions and market factors, such as changes in interest rates and stock prices, can affect our commission and fee income and the extent to which clients keep their policies in force year after year. Equity returns and interest rates can have a significant effect on the sale and profitability of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products could become more attractive to potential purchasers of the programs we market. Further, a prolonged decrease in stock prices can have a significant effect on the sale and profitability of our clients' programs that are linked to stock market indices.

RESULTS OF OPERATIONS

                                               THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                               ---------------------------               -------------------------
                                              2002          2001       % CHANGE       2002           2001       % CHANGE
                                              ----          ----       --------       ----           ----       --------
REVENUE
   First year commissions and related fees     $26,276        $20,328      29.3%        $50,150        $56,657     (11.5%)
   Renewal commissions and related fees         18,448         16,678      10.6%         53,911         42,416      27.1%
   Consulting fees                               8,911          6,462      37.9%         13,942         10,432      33.6%
                                               -------        -------      ----         -------        -------      ----
            Total                               53,635         43,468      23.4%        118,003        109,505       7.8%

OPERATING EXPENSE
    Commissions and                             16,183         13,070      23.8%         40,237         40,026       0.5%
     % of revenue fee                             30.2%          30.1%        -            34.1%          36.6%        -
    General and administrative                  32,775         24,617      33.1%         61,446         49,267      24.7%
     % of revenue                                 61.1%          56.6%        -            52.1%          45.0%        -
    Amortization                                 2,097          2,940     (28.7%)         3,928          5,739     (31.6%)
                                               -------        -------      ----         -------        -------      ----
Operating income                                 2,580          2,841      (9.2%)        12,392         14,473     (14.4%)
     % of revenue                                  4.8%          6.5%         -            10.5%          13.2%        -

Other operating (expense)/income                     -            (72)   (100.0%)             -            119    (100.0%)
Interest income                                     90             64      40.6%            179            202     (11.4%)
Interest expense                                  (458)        (1,511)    (69.7%)          (841)        (2,940)    (71.4%)
                                               -------        -------      ----         -------        -------      ----
Income before taxes                              2,212          1,322      67.3%         11,730         11,854      (1.0%)
Income taxes                                       846            422     100.5%          4,786          4,740       1.0%
                                               -------        -------      ----         -------        -------      ----
Net income, before cumulative effect of
change in accounting, net of tax                 1,366            900      51.8%          6,944          7,114      (2.4%)
Cumulative effect of change in
     accounting principle                            -              -         -             523              -     100.0%
                                               -------        -------      ----         -------        -------      ----
Net Income                                      $1,366           $900      51.8%         $6,421         $7,114      (9.7%)
                                               =======        =======      ====         =======        =======      ====

Per common share - diluted
     Net income                                  $0.08          $0.07      14.3%          $0.37          $0.55     (32.7%)
     Weighted average shares                17,336,783     13,021,962      33.1%     17,250,826     12,914,812      33.6%

Quarter ended June 30, 2002 compared to quarter ended June 30, 2001

Revenue. Total revenues for the second quarter ended June 30, 2002 was $53.6 million, an increase of 23.4% from revenues of $43.5 million in second quarter 2001. First year commissions and consulting fees during second quarter 2002 were $35.2 million compared to $26.8 million in the second quarter of 2001. First year commissions and consulting fees were favorably affected by recent acquisitions, in particular the inclusion of Management Science Associates (included in Healthcare Group) and the Federal Policy Group, which provides tax and legislative consulting services, neither of whose results were included in the first half of 2001. New business revenues were higher in the Compensation Resource Group, which experienced a 120.2% increase from the prior year's period, and from the Healthcare Group. New business revenue was lower compared to second quarter 2001 in the company's other divisions due to a series of negative articles involving life insurance products which were published in Spring 2002 in the Wall Street Journal and other publications. We do not believe there will be a long term impact on our business. Renewal revenues for the three months ended June 30, 2002 totaled $18.5 million compared to $16.8 million for the three months ended June 30, 2001.

Commission and fee expense. Commission and fee expense for the quarter ended June 30, 2002 was $16.2 million or 30.2% of total revenue compared to $13.1 million or 30.1% of total revenue in second quarter 2001. Included in commission expense for the three months ended June 30, 2002 is $474,000 of non-cash expense recognized in the second quarter from performance-based stock options issued to non-employee producers. Such expenses may be incurred in the future if certain non-employee producers achieve specified targets. The commission expense percentage was favorable to that of the prior year at the Compensation Resource Group and unfavorable at the Banking Practice. The percentage paid in commission expense is primarily affected by the mix of business that comes from employee consultants (who generally receive lower commissions) as opposed to independent consultants (who generally receive higher commissions) in a given period. We continue to expand our employee consultant base, which should favorably affect commission expense as a percentage of revenue over the long-term.

General and administrative expense. General and administrative expense for the three months ended June 30, 2002 was $32.8 million or 61.1% of total revenue compared to $24.6 million or 56.6% of total revenue for the three months ended June 30, 2001. General and administrative expenses included $2.1 million of expenses related to the May 16, 2002 formation of the Human Capital Practice and severance costs of $550,000 related to reorganization initiatives in the Healthcare Group. The growth in general and administrative expense also reflects recent acquisitions, as well as the additional hiring of consultants and support staff.

Amortization. Amortization expense for the quarter ended June 30, 2002 was $2.1 million compared to $2.9 million in the prior year as a result of the adoption of FAS 142 which eliminated the amortization of goodwill. For the three months ended June 30, 2001, amortization expense included $1.2 million ($785,000 after tax) attributed to goodwill amortization. Excluding the goodwill amortization from the three months ended June 30, 2001 results, amortization expense for the three months ended June 30, 2002 increased from prior year due to recent acquisitions in which inforce revenue and other identifiable intangibles were acquired that are still subject to amortization.

Interest expense - net. Net interest expense for the three months ended June 30, 2002 was $368,000 compared to $1.5 million in 2001. Interest expense was impacted by lower levels of debt in 2002 compared to 2001 and lower current interest rates. Total debt at June 30, 2002 was $27.4 million compared to $73.9 million at June 30, 2001.

Net income and earnings per share. Net income for the second quarter 2002 was $1.4 million, or $0.08 per diluted common share versus net income of $900,000 or $0.07 per diluted share for the same period last year. If no goodwill amortization expense had been taken during the second quarter of 2001, net income would have been $1.7 million or $0.13 per diluted share. Net income also reflected an effective income tax rate of 38.3% in the current quarter as compared to 31.3% in the second quarter 2001. Earnings per share is based on
17.3 million diluted shares outstanding for the quarter, which reflects our November 2001 secondary offering and shares issued for acquisitions, as compared to 13.0 million diluted shares outstanding for second quarter 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Revenue. Total revenue for the six months ended June 30, 2002 was $118.0 million, an increase of 7.8% from revenues of $109.5 million for the six months ended June 30, 2001. First year commissions and consulting fees for the six-month period ending June 30, 2002 was $64.1 million, down 4.5%, as compared to $67.1 million for the first six months in 2001. Consulting fees increased with the February 2002 acquisition of the Federal Policy Group, which generated $3.8 million of revenue in the period, and increased revenue from our Healthcare Practice. New business revenue in our Compensation Resource Group, Banking Practice and Pearl Meyer & Partners was lower than the six month period in 2001. Renewal revenues were $53.9 million, up 27.1% from last year's comparable period as a result of renewals on last year's first year business, acquisition and equivalent persistency in our renewal block of business.

Commission and fee expense. Commission and fee expense was $40.2 million, or 34.1% of total revenue for the six months ended June 30, 2002, versus $40.0 million, or 36.6% of total revenue for the six months ended June 30, 2001. The reduction in commission expense in our Compensation Resource Group for the six months ended June 30, 2002 was partially offset by higher commission in our Banking Practice due to mix of business. This reduction in the percentage of commission expense as a percentage of revenue also reflects the increasing proportion of revenue from fee-based consulting activity. Included in the six months ended June 30, 2002 commission expense is $474,000 of non-cash expense recognized in the second quarter from performance-based stock options issued to non-employee producers. Such expenses may be incurred in the future if certain non-employee producers achieve specified targets.

General and administrative expense. General and administrative expense for the six months ended June 30, 2002 was $61.4 million or 52.1% of total revenue compared to $49.3 million or 45.0% of total revenue for the six months ended June 30, 2001. The increase can be attributed to the increased staffing of sales consultants and support services company wide and expenses associated with recent acquisitions. General and administrative expenses also include the costs related to the formation of the Human Capital Practice of $1.5 million and $550,000 of severance costs related to reorganization initiatives of the Healthcare Group that occurred in second quarter 2002. Due to the lower first-year revenue, general and administrative expense was a higher percentage of total revenue.

Amortization. Amortization expense for the six months ended June 30, 2002 was $3.9 million compared to $5.7 million in the prior year period. The reduction in amortization expense is as a result of the January 2002 adoption of FAS 142, which eliminated the amortization of goodwill. For the six months ended June 30, 2001, amortization expense included $2.0 million attributed to goodwill amortization.

Other operating income. During the first six months of 2001, we received $191,000 of life insurance proceeds as the result of the death of one of our employees and recorded a loss on sale of fixed assets of $72,000.

Interest expense - net. Net interest expense for the six months ended June 30, 2002 was $662,000 compared to $2.7 million in 2001. Interest expense decreased primarily due to a lower outstanding debt balance. Total debt at June 30, 2002 was $27.4 million compared to $73.9 million at June 30, 2001.

Income taxes. Income taxes for the six months ended June 30, 2002 were $4.8 million at an effective tax rate of 40.8% compared to $4.7 million at an effective tax rate of 40.0% for the six months ended June 30, 2001.

Net income and earnings per share. Net income, after an impairment charge of $523,000 net of taxes from the adoption of SFAS 142, for the six months ended June 30, 2002 was $6.4 million, or $0.37 per diluted common share versus net income of $7.1 million or $0.55 per diluted share for the same period last year. If no goodwill amortization expense had been taken for the first six months of 2001, net income would have been $8.3 million or $0.64 per diluted share. The weighed average number of shares outstanding increased to 17.3 million for the six months ended June 30, 2002 from 12.9 million for the six months ended June 30, 2001.

ACQUISITIONS

On April 26, 2002, we acquired the assets of Comiskey Kaufman, Inc. Comiskey Kaufman specializes in executive benefits consulting for major companies in the Southwest. On April 25, 2002, we acquired the assets of Hilgenberg and Associates. Hilgenberg and Associates, located in Minneapolis, MN, specializes in providing compensation, benefit and business-owned life insurance ("BOLI") consulting services to banks located in the Midwest. Total purchase price for these two acquisitions, excluding acquisition expenses, is $11.6 million, with an initial payments totaling $6.1 million in cash and stock. Included in the total purchase price are contingent payments of $5.5 million in cash and stock payable over three years based on achieving certain revenue and earnings objectives.

From time to time we are involved in negotiations relating to the acquisition of companies in our industry or related industries. Some of these negotiations could involve companies whose acquisition would be highly material to our results of operations and financial condition. In addition, we could incur substantial costs in connection with negotiating such transactions, even if the transactions are not completed. Included in the June 30, 2002 balance sheet is approximately eight thousand dollars of costs for an acquisition which has not been completed. Subsequent to June 30, 2002, we have also committed and/or paid substantial fees to various regulatory agencies and financing and investment companies for work related to the acquisition which will be expensed if the acquisition is not successfully completed.

FORMATION OF HUMAN CAPITAL PRACTICE

On May 16, 2002, we announced the formation of our Human Capital Practice. The new practice includes our existing Rewards and Performance Group and ten former partners ("partners") and 74 support staff from Arthur Andersen LLP's ("Andersen") Human Capital Practice. Prior to hiring, the partners and Andersen mutually terminated their partnership interest and association with each other free of all restrictive provisions under the Andersen Partnership Agreement and under any agreements relating to the employment with Andersen, except for one former Andersen United Kingdom partner who remained subject to certain restrictive provisions until July 31, 2002 that were not material. We believe any successor liability is mitigated by hiring each new employee in a conventional employer/employee relationship.

The former Andersen partners received full recourse and interest bearing loans in the amount of $8.4 million. Of these loans, $1.2 million have a term of two years and the remaining $7.2 million have a term of six and one half years. As long as the partner is employed on the hiring anniversary date for the two year loans and each December 31 for the six and one half year loans, a portion of the loans will be forgiven at each date. These loans are being amortized into the Human Capital Practice financial results as general and administrative expense and are classified as other assets on the June 30, 2002 balance sheet. Assuming all partners continue to be employed by us throughout the terms of the loans, the amounts amortized into operating expense for the following fiscal years would be:


                      2002                        $988
                      2003                       1,693
                      2004                       1,348
                      2005                       1,101
                      2006                       1,101
                      2007 and thereafter        2,202

In addition, support staff received $602,000 of sign on bonuses at the time of their employment. The support staff will retain the bonus payments if they are employed on May 16, 2003. If they leave before this date, they must repay a pro-rata portion of their bonus. The sign on bonuses are being amortized into the Human Capital Practice results over the first twelve months of their employment.

In connection with the formation of the Human Capital Practice, the asset purchase agreement for Rewards and Performance Group (previously Rich, Florin/Solutions, Inc.) was amended. One-half of the original contingent consideration will be paid in March, 2003 through March, 2005 regardless of performance of the practice and the other half is contingent upon the results of the Human Capital Practice. In addition, the previous owners of Rewards and Performance Group will participate in the Human Capital Term Incentive Plan. Any payments under this plan will be recorded as expense in the year earned.

EARNINGS GUIDANCE

Set forth below is a comparison of our actual results for the three months ended June 30, 2002 compared to the guidance previously provided.

                                                         ACTUAL       GUIDANCE
                                                         ------       --------
        Revenue
          First year commissions and consulting fees    $35,187       $39,000
          Renewal commissions and related fees           18,448        17,000
                                                        -------       -------
              Total                                     $53,635        56,000
                                                        =======       =======
        Earnings before interest, taxes and
        amortization                                     $4,677         7,200
                                                        =======       =======
        Net income                                       $1,366        $3,150
                                                        =======       =======
        Diluted shares outstanding                       17,337        17,250
                                                        =======       =======
        Diluted earnings per common share                $ 0.08        $ 0.18
                                                        =======       =======


We have, in the past, provided quarterly earnings guidance in our earnings releases and certain SEC filings. We have discontinued this practice and do not currently expect to provide quarterly guidance in the future.

SIGNIFICANT ACCOUNTING POLICIES

As a financial services company, the significant accounting policies that most affect our company are in the area of revenue recognition and employee compensation. Our revenue recognition policy affects the timing and amount of revenue that is recognized in a given period. Accounting policies related to employee compensation affect issues such as timing and amount of bonus accruals and the accounting for stock options. In addition, because we have completed a significant number of acquisitions, the accounting policies with regard to the classification of purchase price, the amortization of intangibles and testing for impairment relating to acquisitions are also significant to our company.

REVENUE SOURCES AND RECOGNITION

Our operating segments derive their revenue primarily from:

     o commissions paid by the insurance companies issuing the policies underlying our benefit programs;
     o    program design and administrative service fees paid by our clients;
     o    executive compensation and benefit and related consulting fees; and
     o    legislative liaison and related advisory services.

Our commission revenue is normally long term and recurring, is typically paid annually and usually extends for a period of ten years or more after the sale. Commissions are paid by insurance companies and vary by policy and by program and represent a percentage of the premium or the cash surrender value of the insurance policies underlying the program.

              First Year Commission Revenue and Related Fees. First year commission revenue is derived from two principal sources; (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid, by the client, to the insurance company; and (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies.

              Our first year commission revenue is subject to charge-back, which means that insurance companies retain the right to recover commissions paid in the event policies prematurely terminate. The charge-back schedules differ by product and usually apply to first year commission only. A typical charge-back schedule, based on a percent of first year commission, is as follows:

                               Year 1                      100%
                               Year 2 and 3                 50%
                               Year 4                       25%
                               Year 5 and beyond             0%

              Charge-backs, cancellations or other adjustments are accounted for in the period determined. We currently maintain a charge-back reserve, which is monitored on a quarterly basis for adequacy.

              Renewal Commission Revenue and Related Fees. Renewal commission revenue is the commission we earn based on the premiums on the policies underlying the benefit programs we have sold in prior years. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on the type of policy.

              Consulting fee revenue. Consulting fee revenue consists of fees for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, and pension savings plan design and management, international compensation and expatriate plan development, people strategy, compensation surveys, and institutional registered investment advisory services. These fees are based on a rate per hour arrangement and are earned when the service is rendered. Some of our consulting clients pay a retainer at the beginning of a project. These revenues are recognized ratably over the term of the engagement.

              Other Revenue. Other revenue consists mostly of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered.

EMPLOYEE COMPENSATION

We account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. We have elected to remain on the current method of accounting as described above for employees. However, we account for stock options granted to non-employees under the provisions of SFAS 123.

Employees are eligible for bonuses based upon us achieving certain pre-determined targets. The bonus expense is accrued ratably over the year based upon our estimate of meeting these targets. This bonus accrual is reviewed and adjusted periodically.

INTANGIBLE ASSETS

We have intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Intangible assets consist of the net present value of future cash flows from existing business at the acquisition date, non-compete agreements with the former owners, other identifiable intangibles and goodwill. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives.

The net present value of inforce revenue is typically amortized over a 30-year period (the expected average policy duration). There are certain assumptions related to persistency, expenses, and discount rates that are used in the calculation of inforce revenue. If any of these assumptions change or actual experience differs materially from the assumptions used, it could affect the carrying value of the inforce revenue. Under generally accepted accounting principles, we annually review and test the recoverability of these assets.

The tables that follow present the operating results of our six segments for the three and six months ended June 30, 2002 and 2001.

           COMPENSATION RESOURCE GROUP

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                                 2002           2001         2002         2001
                                                                 ----           ----         ----         ----
           Revenue
                First year commissions and related fees        $9,222         $4,289      $19,498      $26,317
                Renewal commissions and related fees            9,080          7,431       34,746       25,024
                                                       --------------------------------------------------------
                    Total                                      18,302         11,720       54,244       51,341
                Commission expense                              7,946          5,368       25,724       26,553
                   % of revenue                                  43.4%          45.8%        47.4%        51.7%
                General and administrative expense              8,971          6,157       17,656       14,295
                    % of revenue                                 49.0%          52.5%        32.5%        27.8%
                Amortization                                    1,074          1,343        2,011        2,514
                                                       --------------------------------------------------------
           Operating income                                      $311        $(1,148)      $8,853       $7,979
                    % of revenue                                  1.7%          (9.8%)       16.3%        15.5%
                                                       ========================================================

              Total revenue for the quarter ended June 30, 2002 increased 56.2% from the second quarter 2001. This reflects the acquisitions of Lyons (acquired August, 2001) and Coates Kenney (acquired December
              2001) and the growth in renewal revenues from the prior years' new business. Commission expense in the second quarter of 2002 was $7.9 million, or 43.4% of revenue, as compared to $5.4 million of 45.8% of revenue in the second quarter of 2001, due to a favorable mix of business from employee consultants that receive lower commission percentage and increased renewal revenue which also has a lower commission percentage than first year revenue. Operating expense in the second quarter of 2002 was $9.0 million, an increase of 45.8% from the comparable period in 2001, due to acquisitions and the hiring of consultants and support staff. Operating income was nearly $1.5 million higher in the quarter, which was a function of higher revenues and lower commission and operating expenses as a percent of revenue.

              Total revenue increased 5.7% from $51.3 million for the six months ended June 30, 2001 to $54.2 million for the six months ended June 30, 2002. First year revenue for the six months ended June 30, 2002 decreased on a comparative basis because of significant production in first quarter of 2001 that was not repeated this year. The acquisitions of Lyons, Coates Kenney, and Comiskey Kaufman contributed 8.1% to total revenue and 15.5% to operating income for the six months ended June 30, 2002. Renewal revenue also increased due to higher than anticipated premium payments on inforce business and additional renewals from 2001 new business. General and administrative expense increased for the six months ended June 30, 2002 over 2001 due to the acquisitions of the above-mentioned companies and additional hirings. Amortization costs were $2.0 million as compared to $2.5 million in the prior six months. Operating income for the six months ended June 30, 2002 was $8.9 million or 16.3% of revenue as compared to $8.0 million or 15.5% of revenue. Operating income was favorably impacted by the reduction in commission as a percentage of revenue and the performance of the acquired entities reflected in the 2002 results.

         BANKING PRACTICE

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                                 2002           2001         2002         2001
                                                                 ----           ----         ----         ----
           Revenue
              First year commissions and related fees         $10,248        $11,495      $17,244      $21,786
              Renewal commissions and related fees              7,958          8,208       14,822       14,530
                                                       --------------------------------------------------------
                  Total                                        18,206         19,703       32,066       36,316
              Commission expense                                7,393          6,912       12,843       12,073
                 % of revenue                                    40.6%          35.1%        40.1%        33.2%
              General and administrative expense                6,732          6,409       13,852       12,651
                  % of revenue                                   37.0%          32.5%        43.2%        34.8%
              Amortization                                        391            544          764        1,191
                                                       --------------------------------------------------------
           Operating income                                    $3,690         $5,838       $4,607      $10,401
                  % of revenue                                   20.3%          29.6%        14.4%        28.6%
                                                       ========================================================

Total revenue for the three months ended June 30, 2002 was lower than 2001, primarily due to the reduced amount of large case BOLI revenue, which was adversely impacted by general economic slowdown and negative publicity with regard to BOLI plans during the period. Commission expense was $7.4 million, or 40.6% of revenue as compared to $6.9 million, or 35.1% of revenue in the prior comparable period. Commission expense as a percentage of revenue increased due to a higher concentration of revenue generated by independent sales consultants at higher commission rates. General and administrative expense for the quarter grew due to the acquisition of Hilgenberg, investments in staffing of sales consultants and support service areas to generate and manage projected revenue goals in 2002.

Trends in the six month results ending June 30, 2002 as compared to the period in 2001 were generally the same as those experienced for the quarter.

         HEALTHCARE GROUP

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                                 2002           2001         2002         2001
                                                                 ----           ----         ----         ----
         Revenue
              First year commissions and related fees          $6,806         $4,544      $13,408       $8,554
              Renewal commissions and related fees              1,410          1,039        4,343        2,862
                                                       --------------------------------------------------------
                  Total                                         8,216          5,583       17,751       11,416
              Commission expense                                  844            790        1,670        1,400
                 %  of revenue                                   10.3%          14.2%         9.4%        12.3%
              General and administrative expense                6,022          5,100       12,105        9,225
                  %  of revenue                                  73.3%          91.3%         68.2%       80.8%
              Amortization                                        452            598          904        1,188
                                                       --------------------------------------------------------
         Operating income                                        $898          $(905)      $3,072        $(397)
                  %  of revenue                                  10.9%         (16.2%)        17.3%       (3.5%)
                                                       ========================================================

Healthcare Group revenues for the three month period ended June 30, 2002 benefited from the July 2001 acquisition of Management Science Associates ("MSA"), which added $2.1 million during the period. Renewal commissions were $1.4 million, a 35.7% increase from the comparable period in 2001, which reflected an increase in premium payments made during the period as well as the additional renewals from prior year's new business. General and administrative expense for the three months ended June 30, 2002 includes $1.2 million related to the MSA operations. In addition, $550,000 of severance expense was incurred during the quarter associated with the downsizing of existing staff levels of the Healthcare Group.

Total revenue increased 55.5% for the six month period ended June 30, 2002. Revenue was favorably impacted by the acquisition of MSA. The largest increase outside of MSA has been in consulting fees. Commission expense as a percent of revenue has decreased to 9.4% of revenue for the six months ended June 30, 2002 as compared to 12.3% of revenue in the first six months of 2001, which reflects the increase in consulting fees, in which no commissions are paid to consultants. Operating income for the six months ended June 30, 2002 was $3.1 million, the highest in any six month period since acquiring the Healthcare Group. This is a result of the factors discussed above.

         HUMAN CAPITAL PRACTICE

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                                 2002           2001         2002         2001
                                                                 ----           ----         ----         ----
              Revenue
                   Consulting fees                             $3,168         $3,612       $4,655       $4,468
                                                       --------------------------------------------------------
                       Total                                    3,168          3,612        4,655        4,468
                   General and administrative expense           3,920          2,120        5,302        2,558
                       %  of revenue                            123.7%          58.7%       113.9%        57.3%
                   Amortization                                     -            115            -          154
                                                       --------------------------------------------------------
              Operating (loss)/income                           ($752)        $1,377        ($647)      $1,756
                       %  of revenue                            (23.7%)         38.1%       (13.9%)       39.3%
                                                       ========================================================

In May, 2002, the Human Capital Practice was formed by combining our existing Rewards and Performance Group with the addition of 10 partners and 74 employees from the Andersen Human Capital Practice. The three month and six month results ended June 30, 2002 include $2.1 million of operating expenses related to the formation of this practice, primarily for obtaining facilities and computers for these individuals during the quarter.

The results prior to May 16, 2002 only included the operating results of our Rewards and Performance Group. The former Rewards and Performance Group has a significant concentration of information technology clients and has been adversely affected by weakness in this sector of the economy.


         PEARL MEYER AND PARTNERS

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                                 2002           2001         2002         2001
                                                                 ----           ----         ----         ----
              Revenue
                   Consulting fees                             $2,811         $2,850       $5,477       $5,964
                                                       --------------------------------------------------------
                       Total                                    2,811          2,850        5,477        5,964
                   General and administrative expense           2,267          2,039        4,615        4,060
                       %  of revenue                             80.6%          71.5%        84.3%        68.1%
                   Amortization                                     -            281            -          576
                                                       --------------------------------------------------------
              Operating income                                   $544           $530         $862       $1,328
                       %  of revenue                             19.4%          18.6%        15.7%        22.3%
                                                       ========================================================

Pearl Meyer and Partners results have been negatively impacted by the events of September 11, 2001 and by the slow economy. However, the practice is beginning to experience more sales activity as a result of engagements in its areas of expertise of corporate governance and executive compensation.

         FEDERAL POLICY GROUP

                                                                  THREE MONTHS      SIX MONTHS
                                                                      ENDED           ENDED
                                                                  JUNE 30, 2002    JUNE 30, 2002
                                                                 -------------    -------------
              Revenue
                Consulting fees                                      $2,932           $3,810
                                                               ----------------------------------
                       Total                                          2,932            3,810
                General and administrative expense                    1,513            2,004
                       %  of revenue                                   51.6%            52.6%
                Amortization                                            138              165
                                                               ----------------------------------
              Operating income                                       $1,281           $1,641
                    %  of revenue                                      43.7%            43.1%
                                                               ==================================

Federal Policy Group was acquired on February 25, 2002. Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations, and other businesses before Congress, the Treasury Department, and other federal agencies on legislative and regulatory policy matters.

Results Attributable to Acquisitions

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

                                              THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                 JUNE 30, 2002                              JUNE 30, 2001
                                                 -------------                              -------------
                                     EXISTING    ACQUISITIONS(1)  COMBINED       EXISTING   ACQUISITIONS(2) COMBINED
                                     --------    ---------------  --------       --------   -------------- --------
Revenue
     First year commissions
     and consulting fees              $32,255        $2,932       $35,187        $17,720       $9,070       $26,790
     Renewal commissions and
     related fees                      18,448             -        18,448         12,066        4,612        16,678
                               -------------------------------------------------------------------------------------
     Total                             50,703         2,932        53,635         29,786       13,682        43,468
Commission expense                     16,183             -        16,183          9,250        3,820        13,070
General and administrative
expense                                31,262         1,513        32,775         16,646        7,971        24,617
                               -------------------------------------------------------------------------------------
Operating income before                 3,258         1,419         4,677          3,890        1,891         5,781
amortization
Amortization of intangibles             1,959           138         2,097          1,772        1,168         2,940
                               -------------------------------------------------------------------------------------
Operating income                       $1,299        $1,281        $2,580         $2,118         $723        $2,841
                               =====================================================================================


                                                SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                 JUNE 30, 2002                             JUNE 30, 2001 (2)
                                                 -------------                              ---------------
                                     EXISTING    ACQUISITIONS(1)  COMBINED       EXISTING   ACQUISITIONS   COMBINED
                                     --------    ---------------  --------       --------   -----------   --------
Revenue
     First year commissions
     and consulting fees              $60,282        $3,810       $64,092        $35,398      $31,691       $67,089
     Renewal commissions and
     related Fees                      53,911             -        53,911         25,747       16,669        42,416
                               -------------------------------------------------------------------------------------
     Total                            114,193         3,810       118,003         61,145       48,360       109,505
Commission expense                     40,237             -        40,237         18,764       21,262        40,026
General and administrative
expense                                59,442         2,004        61,446         34,053       15,214        49,267
                               -------------------------------------------------------------------------------------
Operating income before                14,514         1,806        16,320          8,328       11,884        20,212
amortization
Amortization of intangibles             3,763           165         3,928          3,452        2,287         5,739
                               -------------------------------------------------------------------------------------
Operating income                      $10,751        $1,641       $12,392         $4,876       $9,597       $14,473
                               =====================================================================================

     (1)  includes operations of Federal Policy Group since March 1, 2002.

     (2)  Includes the operations of Compensation Resource Group since September
          6, 2000 and Pearl Meyer since June 21, 2001.



For the six months ended June 30, 2002, approximately 3.2% of gross revenue and 13.2% of operating income came from acquisitions while 44.2% of gross revenue and 66.3% of operating income were from acquisitions during the same period in 2001. We do not attribute a great deal of significance to the above statistics for the following reasons:

     o an acquisition's contribution to operating performance in any given period is considerably dependent on the timing of the transaction;

     o an acquisition, by our definition for this purpose, is one that is material to operations and has not yet appeared in four quarters' operating results. As the value of these acquisitions add to our existing business base, the relative contribution of any subsequent acquisition may diminish; and

     o acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth; however, the resources dedicated to our acquisition program would have been available to make an impact on the performance of the existing business had the acquisitions not occurred.

QUARTERLY RESULTS

The following table presents a summary of revenues and expenses for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis. We have experienced and may continue to experience large increases in revenue in the first and fourth quarters and our operating results may be affected by a number of other factors, including:

     o a significant portion of the financing for our bank-owned life insurance products occurs in the fourth calendar quarter; and

     o a significant portion of the deferred compensation plans, marketed by our Compensation Resource Group division, is financed in the first quarter.

                                                                             QUARTER ENDED
                                   ------------------------------------------------------------------------------------------------
                                       JUN         MAR          DEC         SEP         JUN          MAR         DEC         SEP
                                       2002        2002        2001         2001        2001        2001         2000        2000
                                       ----        ----        ----         ----        ----        ----         ----        ----
Revenue                              $53,635     $64,368      $77,264     $43,922     $43,468      $66,037     $57,457     $34,645
   % of annual (1)                      22.4%       28.1%        33.5%       19.1%       18.8%        28.6%       38.9%       23.5%

Operating expenses                    32,775      28,671       27,932      24,053      24,617       24,650      21,705      17,875
Amortization                           2,097       1,831        2,934       2,887       2,940        2,799       2,540       1,933

Operating income                       2,580       9,812       14,324       3,010       2,841       11,632      13,076       3,080
   % of revenue                          4.8%       15.2%        18.5%        6.9%        6.5%        17.6%       22.8%        8.9%

Other operating (expense)/income           -           -          (21)          -         (72)         191       1,001           -
Interest expense - net                   368         294        3,224       1,206       1,447        1,291       1,587       1,407
Income taxes                             846       3,940        3,946          39         422        4,318       4,151         514
                                   ------------------------------------------------------------------------------------------------
Income, before cumulative              1,366       5,578        7,133       1,765         900        6,214       8,339       1,159
effect of change in accounting
principle, net of tax

Cumulative effect of change in
accounting principle, net of tax           -         523            -           -           -            -           -           -
                                   ------------------------------------------------------------------------------------------------
Net Income                            $1,366      $5,055       $7,133      $1,765       $ 900       $6,214      $8,339      $1,159
                                   ================================================================================================
Per diluted common share              $ 0.08      $ 0.30       $ 0.48      $ 0.13       $0.07       $ 0.49      $ 0.65      $ 0.11
                                   ================================================================================================

         We expect that future quarterly fluctuations in our total revenue will be mitigated, to some extent, by the addition of our Human Capital Group, Pearl Meyer and Partners and Federal Policy Group whose fee-based revenue tends to be more stable throughout the year. Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. Our quarterly results can vary due to the timing of acquisitions and/or the closing of a large case which may not repeat in subsequent quarters. As a result, past operating results are not reliable indicators of future performance.

         (1) % of trailing 12 months

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

                                                                       JUNE 30,        DECEMBER 31,       INCREASE/
                                                                        2002              2001            (DECREASE)
                                                                        ----              ----            ----------
Cash and cash equivalents....................................         $12,962           $10,207             $2,755
Working capital..............................................         $23,137            $6,295            $16,842
Current ratio - to one.......................................            1.83              1.11                  -
Shareholders' equity per common share (1)....................         $ 12.48            $11.87             $ 0.61
Debt to total capitalization (2).............................            11.5%              3.5%                 -

(1)  total shareholders' equity divided by actual shares outstanding

(2) current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity


In addition to our tangible balance sheet assets and liabilities, we have an on going renewal revenue stream, estimated to be $613.1 million over the next ten years. This on going renewal revenue stream reflects current conditions and is not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received.

As a financial company with historically strong operating cash flow, we believe we have little need to maintain substantial cash balances. To the extent we have net cash from operating activities, we use it to fund capital expenditures and small acquisitions. We expect large cash outlays and future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.

Summarizing our cash flow, comparatively, for the six months ended June 30, 2002 and 2001:

                                           2002             2001
                                           ----             ----
Cash flows provided by/(used in):
   Operations.........................  $  3,334         $11,356
    Investing.........................   (19,078)        (20,062)
    Financing.........................    18,499           9,307


Cash Flows from Operating Activities

Our cash flow from operations for the six months ended June 30, 2002, compared with the same six-month period in 2001, was as follows:

                                                                                                   INCREASE/(DECREASE)
                                                                        2002              2001           IN CASH
                                                                        ----              ----           -------

Net income plus non-cash expenses                                     $13,640         $  14,033             ($393)
Increases/(decreases) in operating assets and liabilities             (10,306)           (2,677)           (7,629)
                                                                      --------        ----------          --------
Cash flow from operating activities                                   $ 3,334         $ 11,356            ($8,022)
                                                                      ========        ==========          ========

Cash provided by operating activities for the first six months of 2002 reflect the $8.4 million paid for sign-on loans to the former Andersen partners who joined us to form the Human Capital Practice and also reflects the $2.1 million of related general and administrative expense from May 16, 2002 offset by no revenues yet earned as a result of ramping up the practice.

Cash Used in Investing Activities

The Federal Policy Group, Comiskey Kaufman, and Hilgenberg acquisitions accounted for $10.3 million used in investing activities for purchase of businesses. The remaining $5.9 million for the purchase of businesses relates to contingent payouts for the acquisitions of NICB, Rewards and Performance and The Wamberg Organization. $2.9 million was used for the purchase of equipment.

Generally, a substantial amount of the purchase price of our acquisitions is paid in cash and financed from available credit lines and to a lesser extent additional equity due to our desire to avoid diluting our existing shareholders. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

In May 2002, we amended our December 28, 1999 Credit Agreement to increase the amount available under the credit facility to $125.0 million. We paid off the term portion under the old agreement in December 2001 with the proceeds from our November 2001 secondary offering. Any outstanding debt on December 31, 2002 will convert from the revolving credit facility to term debt and will be paid off over five years under the term facility agreement. We had $104.0 million available under our credit lines at June 30, 2002.

The restrictive covenants under the loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of stockholders' equity and a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of June 30, 2002.

We believe that our cash flow from operations will continue to provide sufficient funds to service our debt obligations. However, as our business grows, our working capital and capital expenditure requirements will also continue to increase. There can be no assurance that the net cash flows from operations will be sufficient to meet our anticipated requirements or that we will not require additional debt or equity financing. We may continue to issue stock to finance future acquisitions.

The following table provides information about our debt obligations as of June 30, 2002. The table presents principal cash flows and related interest rates by expected maturity dates totaling $27.4 million.


        Expected maturity      Fixed rate              Variable rate(1)
                             Amount       Rate       Amount       Rate
           2002               $271        10%        $   -
           2003              1,154        10%         4,200      4.75%
           2004              1,274        10%         4,200      4.75%
           2005              1,407        10%         4,200      4.75%
           2006              1,553        10%         4,200      4.75%
           Thereafter          692        10%         4,200      4.75%
                            ------                  -------
           Total            $6,351                  $21,000
                            ======                  =======

                  (1) Assumes outstanding at year end and terms out per credit agreement

Estimated Future Gross Renewal Revenue

The following table represents the estimated gross renewal revenue associated with the business owned life insurance policies owned by our clients, as of June 30, 2002. The projected gross renewal revenue is not adjusted for mortality, lapse or other factors that may impair realization and has not been discounted to reflect present value. These projected gross revenues reflect current conditions and are not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received.

                  COMPENSATION         BANKING       HEALTHCARE
                 RESOURCE GROUP       PRACTICE          GROUP         TOTAL
                 --------------       --------          -----         -----
       2003         $49,231           $34,249          $6,096        $89,576
       2004          41,008            26,495           5,654         73,157
       2005          33,485            26,092           5,253         64,830
       2006          29,002            26,635           4,930         60,567
       2007          24,629            25,597           4,594         54,820
       2008          23,988            26,084           3,972         54,044
       2009          24,287            26,573           3,279         54,139
       2010          23,803            27,212           2,589         53,604
       2011          23,851            28,036           1,873         53,760
       2012          24,257            28,945           1,388         54,590
                 -----------------------------------------------------------
       Total       $297,541          $275,918         $39,628       $613,087
                   ========          ========         =======       ========
   June 30, 2001   $341,666          $252,713         $40,515       $634,894
                   ========          ========         =======       ========

At June 30, 2002, our ten-year renewal projection amounted to $613.1 million. This balance represents a 3.4% decrease in our residual book of business over the June 30, 2001 balance. The reduction in inforce revenue at Compensation Resource Group is due to the declining nature of the revenue stream in the later years of inforce policies.

Ten-year inforce revenues net of commission expense are $421.8 million and $419.4 million at June 30, 2002 and June 30, 2001, respectively.

Human Capital Practice, Pearl Meyer and Partners, and Federal Policy Group have fee-based revenues and do not generate renewal revenues.

Intangible Assets and Renewal Revenue

Intangible assets arise as a direct result of our acquisition program and said acquisitions have been an important contribution to our past and expected future growth. In most of our acquisitions, we acquire very little in the way of tangible assets therefore a substantial portion of the purchase price is typically allocated to intangible assets. Two important elements of our intangible assets affect our cash flow:

     o the present value of inforce revenue is the net discounted cash flow from the book of business of those companies having future renewal revenue at the time we acquired them; and

     o a potential future tax benefit over the next fifteen years. The amortization of approximately $166.0 million of our gross intangible assets is expected to be tax deductible.

Intangible assets, net of amortization, arising from our purchased businesses consist of the following:

                                                    JUNE 30,        DECEMBER 31,
                                                     2002               2001
                                                     ----               ----
       Present value of inforce revenue             $84,803           $83,243
       Goodwill                                     106,510           103,768
       Non-compete agreements                         3,219               717
       Other intangibles                                 42                 -
                                                   --------          --------
                                                   $194,574          $187,728
                                                   ========          ========
       Total assets                                    71.1%             69.5%
       Stockholders' equity                            92.6%             95.7%

The amounts allocated to inforce revenue are determined using the discounted cash flow of future commission adjusted for expected persistency, mortality and associated costs. The balance of the excess purchased price over the net tangible assets and identifiable intangibles has been allocated to goodwill. The inforce revenue is amortized over its period of duration, which is normally twenty to thirty years. Many factors outside our control determine the persistency of our inforce business and we cannot be sure that the value we allocate will ultimately be realized.

Non-compete agreements are amortized over the periods of the agreements.

On June 27, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. The new rules outlined in this new standard affect the allocations between goodwill and other intangible assets.

On June 27, 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under this new rule, effective with the year beginning January 1, 2002, goodwill is no longer to be amortized but will be subject to annual tests for impairment. The process for goodwill impairment determination is a two-step method.

     o Step 1 - Compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount exceeds its fair value, impairment may exist.

     o Step 2 - Compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss shall be recognized.

We have adopted SFAS 142. An impairment charge of $892,000 ($523,000 after-tax) resulting from these impairment tests is reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2002, we had total outstanding indebtedness of $27.4 million, or approximately 7.1% of total market value capitalization. Of the outstanding debt, $6.4 million was subject to fixed rates of 10.0% at June 30, 2002. The remaining $21.0 million of debt was borrowed under our revolver, at an average variable rate of 4.75%. If any of the revolver is still outstanding at December 31, 2002, this amount will convert into term debt payable in equal quarterly payments over the next five years.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 25, 2000, Constellation Energy Group, Inc. ("Constellation") and related entities filed a civil action against us in the U.S. District Court for the District of Maryland. On September 14, 2001, Constellation amended its complaint and added a life insurance company as a defendant. Constellation claims that we failed to take proper action in connection with the administration of an employee benefit life insurance program under which policies were issued by this insurance company. On July 19, 2002, an agreement was reached for a complete settlement of this litigation; however, the definitive settlement documents have not yet been finalized. While the settlement terms are confidential, we regard the outcome as favorable and believe such terms will not have a material adverse impact on our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 25, 2002, we issued 7,208 shares of its common stock as part of the purchase price for the acquisition of the assets of Hilgenberg & Associates. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $162,000 (based on the closing price of the registrant's common stock on April 25, 2002) and constituted 6.7% of the total purchase price.

On April 26, 2002, we issued 50,270 shares of its common stock as part of the purchase price for the acquisition of the assets of Comiskey Kaufman, Inc. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $1.1 million (based on the closing price of the registrant's common stock on April 26, 2002) and constituted 11.7% of the total purchase price.

On June 6, 2002, we issued 1,904 shares and 2,467 shares to George Dalton and William Seidman, respectively, both of whom are directors of the company. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $100,000 (based on the closing price of the registrant's common stock on June 6, 2002).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     1. The 2002 Annual Meeting of Stockholders of the Clark/Bardes, Inc. (the "Meeting") was held on April 30, 2002.

     2. George D. Dalton and Steven F. Piaker were each elected to serve as a director at the Meeting for a term of three years. The terms of office as directors of L. William Seidman, William Archer, Randolph A. Pohlman and Warren T. Wamberg continued after the Meeting.

     3. George D. Dalton was elected to serve as a director until our 2005 annual meeting of stockholders according to the following votes: For:
          12,155,299 Against or Withheld: 627,682 Abstentions: - Broker non-votes: - Steven F. Piaker was elected to serve as a director until our 2005 annual meeting of stockholders according to the following votes: For: 12,155,569 Against or Withheld: 627,412 Abstentions: - Broker non-votes: -. The appointment by the Board of Directors of Deloitte and Touche as the independent auditors for our financial statements for the year ended December 31, 2002 was ratified according to the following votes: For: 12,767,797 Against or Withheld: 12,500
          Abstentions: 2,684 Broker non-votes: - . The amendment of the certificate of incorporation to increase the number of authorized shares of common stock to 40,000,000 shares was ratified according to the following votes: For: 12,432,560 Against or Withheld: 349,515
          Abstentions: 906 Broker non-votes: -.


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


                                           CLARK/BARDES, INC.


                                           /s/ W. T. Wamberg
Date     August 14, 2002                   ____________________________________
      ------------------                               W.T. Wamberg
                                           President and Chief Executive Officer


                                           /s/ Thomas M. Pyra
Date     August 14, 2002                   ____________________________________
      ------------------                               Thomas M. Pyra
                                                Chief Financial Officer and
                                                  Chief Operating Officer
                                               (Principal Financial Officer)

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

3.5 Certificate of Designation (Incorporated herein by reference to Exhibit 3.4 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

3.6 Certificate of Amendment of the Certificate of Incorporation of Clark/ Bardes, Inc.*

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

10.1 Clark/Bardes, Inc. 2002 Stock Option Plan.*


----------------
*Filed herewith