Form 10-Q
period 2002-09-30
CLARK/BARDES INC
filed 2002-11-14
CIK 1063980

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                          Commission File No. 000-24769

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 1, 2002 there were 16,852,430 shares of common stock outstanding.

                               TABLE OF CONTENTS

                                                                                                 PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.....................................................................   4
     Condensed Consolidated Balance Sheets at September 30, 2002
           and December 31, 2001.................................................................   4
     Condensed Consolidated Statements of Income for the three
          months and nine months ended September 30, 2002 and 2001...............................   5
     Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2002 and 2001.........................................   6
     Notes to Condensed Consolidated Financial Statements........................................   7

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................  18

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................  38

Item 4. Controls and Procedures..................................................................  39

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings........................................................................   39

Item 2. Changes in Securities and Use of Proceeds................................................   39

Item 4. Submission of Matters to a Vote of Security Holders......................................   39

Item 6. Exhibits and Reports on Form 8-K.........................................................   39

SIGNATURES.......................................................................................   40

EXHIBITS
            Index to Exhibits....................................................................  43

                           FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

         o        changes in tax legislation;
         o our ability to complete our pending acquisition of Long, Miller and Associates, L.L.C.;
         o        federal and state regulations;
         o        general economic conditions;
         o        competitive factors and pricing pressures;
         o our dependence on key consultants and services of key personnel;
         o        our dependence on persistency of existing business;
         o        our ability to achieve our earnings projections;
         o        risks associated with acquisitions;
         o        significant intangible assets;
         o        our dependence on a select group of insurance companies; and
         o our dependence on information processing systems and risk of errors or omissions.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------------------

                                        CLARK/BARDES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                                    (UNAUDITED)
                                     (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                     2002                   2001
                                                                                     ----                   ----

                                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                          $14,517               $10,207
   Accounts and notes receivable - billed and unbilled, net of allowances of
   $992 and $946, respectively                                                         35,919                51,670
   Prepaid income taxes                                                                   113                     -
   Deferred tax assets                                                                  1,513                   690
   Other current assets                                                                 3,135                 1,641
                                                                             ----------------       ---------------
      TOTAL CURRENT ASSETS                                                             55,197                64,208
INTANGIBLE ASSETS - NET                                                               198,213               187,728
EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET                                             13,358                11,005
OTHER ASSETS                                                                           14,951                 6,990
                                                                             ----------------       ---------------
      TOTAL ASSETS                                                                   $281,719              $269,931
                                                                             ================       ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                   $ 5,109               $ 4,767
   Accrued liabilities                                                                 27,289                46,086
   Income taxes payable                                                                     -                 3,451
   Deferred revenue                                                                     2,348                   520
   Interest rate swap payable                                                               -                 2,043
   Debt maturing within one year                                                        3,376                 1,046
                                                                             ----------------       ---------------
      TOTAL CURRENT LIABILITIES                                                        38,122                57,913

DEFERRED TAX LIABILITIES                                                                7,126                 7,146
DEFERRED COMPENSATION                                                                   3,982                 2,601
OTHER NON-CURRENT LIABILITIES (NOTE 7)                                                  2,625                     -
LONG TERM DEBT                                                                         17,974                 6,079
STOCKHOLDERS' EQUITY
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                        -                     -
   Common stock
          Authorized - 40,000,000 shares; $.01 par value
          Issued and outstanding - 16,849,430 shares at September 30, 2002 and
          16,524,070 shares at December 31, 2001                                          169                   165
   Paid in capital                                                                    163,990               156,394
   Retained earnings                                                                   47,731                39,633
                                                                             ----------------       ---------------
TOTAL STOCKHOLDERS' EQUITY                                                            211,890               196,192
                                                                             ----------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $281,719              $269,931
                                                                             ================       ===============

      See accompanying notes to condensed consolidated financial statements

                                        CLARK/BARDES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                    (UNAUDITED)
                             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                               -------------                    -------------
                                                            2002           2001              2002           2001
                                                            ----           ----              ----           ----
REVENUE
   First year commissions and related fees                  $36,042        $22,021           $86,899        $78,432
   Renewal commissions and related fees                      17,665         18,167            72,247         60,854
   Consulting fees                                            8,215          4,255            22,156         14,559
   Reimbursements (Note 2)                                      768          1,233             3,440          3,123
                                                      -------------   ------------    --------------  -------------
TOTAL REVENUE                                                62,690         45,676           184,742        156,968

OPERATING EXPENSES
   Commissions and fees                                      18,971         13,972            59,208         53,998
   Reimbursable expenses (Note 2)                               768          1,233             3,440          3,123
   General and administrative                                37,237         24,638           100,195         73,930
   Amortization                                               2,163          2,887             6,091          8,626
                                                      -------------   ------------    --------------  -------------
Total Operating Expenses                                     59,139         42,730           168,934        139,677
                                                      -------------   ------------    --------------  -------------
OPERATING INCOME                                              3,551          2,946            15,808         17,291
OTHER INCOME                                                     58             64               192            311
INTEREST
   Income                                                        87            355               266            557
   Expense                                                     (588)        (1,561)           (1,429)        (4,501)
                                                      -------------   ------------    --------------  -------------
                                                               (501)        (1,206)           (1,163)        (3,944)
                                                      -------------   ------------    --------------  -------------
INCOME BEFORE TAXES                                           3,108          1,804            14,837         13,658
INCOME TAXES                                                  1,431             39             6,217          4,779
                                                      -------------   ------------    --------------  -------------
INCOME, BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX                              1,677          1,765             8,620          8,879
Cumulative effect of change in accounting principle,
net of tax (Note 2)                                               -              -               523              -
                                                      -------------   ------------    --------------  -------------
Net Income                                                  $ 1,677        $ 1,765           $ 8,097        $ 8,879
                                                      =============   ============    ==============  =============
Basic Earnings per Common Share, before cumulative
effect of change in accounting principle                     $ 0.10         $ 0.14            $ 0.51         $ 0.70
   Cumulative effect of change in accounting principle            -              -              0.03              -
                                                      -------------   ------------    --------------  -------------
Basic Earnings per Common Share                              $ 0.10         $ 0.14            $ 0.48         $ 0.70
                                                      =============   ============    ==============  =============
Weighted average shares outstanding - Basic              16,845,529     12,781,935        16,753,347     12,739,727
                                                      =============   ============    ==============  =============

Diluted Earnings per Common Share, before cumulative
effect of change in accounting principle                      $0.10          $0.13             $0.50          $0.68
   Cumulative effect of change in accounting principle            -              -              0.03              -
                                                      -------------  -------------    --------------  -------------
Diluted Earnings per Common Share                             $0.10          $0.13             $0.47          $0.68
                                                      =============  =============    ==============  =============
Weighted average shares outstanding - Diluted            17,160,676     13,326,488        17,289,292     13,069,817
                                                      =============  =============    ==============  =============

      See accompanying notes to condensed consolidated financial statements

                                          CLARK/BARDES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                      (UNAUDITED)
                                                 (DOLLARS IN THOUSANDS)

                                                                                      2002                        2001
                                                                                      ----                        ----

NET CASH FROM OPERATING ACTIVITIES                                                  $ 13,639                    $18,225

INVESTING ACTIVITIES
   Purchases of businesses, including contingent payments on prior
        acquisitions                                                                 (16,217)                   (27,414)
   Purchases of equipment                                                             (5,020)                    (3,881)
   Pending acquisition costs                                                            (310)                         -
   Proceeds from sale of Insurance Alliance Group                                          -                        300
                                                                          ------------------        -------------------
          Net Cash from Investing Activities                                         (21,547)                   (30,995)
                                                                          ------------------        -------------------

FINANCING ACTIVITIES
   Proceeds from borrowings                                                           22,000                     33,500
   Repayment of borrowings                                                            (7,775)                   (21,937)
   Settlement of interest rate swaps                                                  (2,043)                         -
   Pending financing costs                                                              (458)                         -
   Issuance of common stock                                                              494                        264
                                                                          ------------------        -------------------
          Net Cash from Financing Activities                                          12,218                     11,827
                                                                          ------------------        -------------------
NET INCREASE (DECREASE) IN CASH                                                        4,310                       (943)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   10,207                      7,598
                                                                          ------------------        -------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 14,517                    $ 6,655
                                                                          ==================        ===================

Supplemental Disclosure of Cash Paid during the Period:
    Interest paid                                                                     $1,122                     $5,184
    Taxes paid                                                                       $10,218                     $8,694

Supplemental Non-Cash Information:
FINANCING ACTIVITY:
   Fair value of common stock issued in connection with acquisition
contingent payouts                                                                   $ 5,289                      $ 504
                                                                          ==================        ===================
   Fair value of common stock issued in connection with acquisitions                 $ 1,243                      $   -
                                                                          ==================        ===================


      See accompanying notes to condensed consolidated financial statements

                       CLARK/BARDES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2002

   (Tables shown in thousands of dollars, except share and per share amounts)

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements reflect the accounts of Clark/Bardes, Inc. ("CBI") and its wholly owned subsidiaries. Through our six operating segments, Executive Benefits Practice (formerly our Compensation Resource Group), Banking Practice, Healthcare Group, Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group, we design, market and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. We assist our clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, we own Clark/Bardes Financial Services, Inc. ("CBFS"), a registered broker-dealer through which we sell all our securities products and receive related commissions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as permitted by such requirements. However, we believe that the disclosures are adequate and the information is fairly presented. In our opinion, all adjustments, which are normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other period.

All intercompany amounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002


2.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Business Combinations and Goodwill

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 141, Business Combinations and
SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with determinable lives will continue to be amortized over their estimated useful lives.

We adopted SFAS 142 in the first quarter of 2002. We tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a determination of potential impairment, while the second step measures the amount of the impairment, if any. We performed the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. An after-tax impairment charge of $523,000 ($892,000 before tax) resulting from these impairment tests is reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We expect to perform our annual goodwill impairment analysis in the fourth quarter of each year.

In accordance with SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     ------------------               -----------------
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                        -------------                   -------------
                                                     2002           2001             2002           2001
                                                     ----           ----             ----           ----

Reported income, before cumulative effect of
change in accounting principle, net of tax           $1,677         $1,765           $8,620         $ 8,879
   Add:  Goodwill amortization, net of tax                -            957                -           1,962
Adjusted income, before cumulative effect of
change in accounting principle, net of tax           $1,677         $2,722           $8,620         $10,841
                                                     ======         ======           ======         =======

Basic earnings per common share, before
cumulative effect of change in accounting
principle, net of tax                                $ 0.10         $ 0.14           $ 0.51         $  0.70
   Add:  Goodwill amortization, net of tax                -           0.07                -            0.15
                                                     ------         ------           ------         -------
Adjusted basic earnings per common share,
before cumulative effect of change in
accounting principle, net of tax                     $ 0.10         $ 0.21           $ 0.51         $  0.85
                                                     ======         ======           ======         =======

Diluted earnings per common share, before
cumulative effect of change in accounting
principle, net of tax                                $ 0.10         $ 0.13           $ 0.50         $  0.68
    Add:  Goodwill amortization, net of tax               -           0.07                -            0.15
                                                     ------         ------           ------         -------
Adjusted diluted earnings per common share,
before cumulative effect of change in
accounting principle, net of tax                     $ 0.10         $ 0.20           $ 0.50         $  0.83
                                                     ======         ======           ======         =======

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002

FASB Accounting Standards - Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting requirements of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS 144 removes goodwill from its scope and it establishes a primary asset approach to determine the cash flow estimation period for determining potential impairment of a group of assets. The adoption of this statement did not have a material impact on our condensed consolidated financial statements.

Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred

In accordance with Emerging Issue Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursements received for out of pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenue. Similarly, related reimbursable expenses are also shown separately within operating expenses. EITF 01-14 was effective as of January 1, 2002 and all periods presented have been reclassified to reflect the adoption of this accounting literature. The net result of the above is an increase in revenue and operating expense of $768,000 and $1.2 million for the three months ended September 30, 2002 and 2001, respectively, and $3.4 million and $3.1 million for the nine months ended September 30, 2002 and 2001, respectively. These reclassifications had no effect on our operating results.

3.  FORMATION OF HUMAN CAPITAL PRACTICE

On May 16, 2002, we announced the formation of our Human Capital Practice. The new practice includes our existing Rewards and Performance Group and ten former partners ("partners") and 74 support staff from Arthur Andersen LLP's ("Andersen") Human Capital Practice. Prior to hiring, the partners and Andersen mutually terminated their partnership interest and association with each other free of all restrictive provisions under the Andersen Partnership Agreement and under any agreements relating to the employment with Andersen. We believe any successor liability is mitigated by hiring each new employee in a conventional employer/employee relationship.

The former Andersen partners received full recourse and interest bearing loans in the amount of $8.4 million. Of these loans, $1.2 million have a term of two years and the remaining $7.2 million have a term of six and one-half years. As long as the partner is employed on the hiring anniversary date for the two year loans and each December 31st for the six and one-half year loans, a portion of the loans will be forgiven at each date. These loans are being amortized into the Human Capital Practice financial results as general and administrative expense and are classified as "other assets" on the September 30, 2002 balance sheet. Assuming all partners continue to be employed by us throughout the terms of the loans, the amounts amortized into operating expense for the following fiscal years would be:

                           2002                      $  988
                           2003                       1,693
                           2004                       1,348
                           2005                       1,101
                           2006                       1,101
                           2007 and thereafter        2,202

In addition, support staff received $602,000 of sign on bonuses at the time of their employment. The support staff will retain the bonus payments if they are employed on May 16, 2003. If they voluntarily leave before this

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002

date, they must repay a pro-rata portion of their bonus. The sign on bonuses are being amortized into the Human Capital Practice results over the first twelve months of their employment.

4.  THIRD QUARTER PENDING ACQUISITION

On September 25, 2002, we entered into an agreement to acquire Long, Miller and Associates, LLC ("LongMiller"). LongMiller, located in Greensboro, North Carolina, specializes in bank-owned life insurance portfolio services. If completed, this acquisition is expected to enhance our capabilities by coupling LongMiller's product offerings and personnel with our current Banking Practice's extensive distribution channel. Completion of the acquisition is subject to customary conditions, including the successful completion of the financing. Approximately $768,000 of costs paid to various regulatory agencies and financing and investment companies has been capitalized in the September 30, 2002 balance sheet. If this acquisition is not completed, these costs would be expensed in the period the acquisition agreement is terminated.


5.  ACQUISITIONS OF COMISKEY KAUFMAN AND HILGENBERG

During the second quarter of 2002, we made two acquisitions. On April 26, 2002, we acquired the assets of Comiskey Kaufman, Inc ("Comiskey Kaufman"). Comiskey Kaufman, located in Houston, Texas, specializes in executive benefits consulting for major companies in the Southwest. On April 25, 2002, we acquired the assets of Hilgenberg and Associates. Hilgenberg and Associates, located in Minneapolis, MN, specializes in providing compensation, benefit and business-owned life insurance consulting services to banks located in the Midwest. The total purchase price for these two acquisitions, excluding acquisition costs of approximately $100,000, was $11.6 million with initial payments totaling $6.1 million in cash and stock. Included in the total purchase price are contingent payments of $5.5 million in cash and stock payable over three years based on achieving certain revenue and earnings objectives.

The allocation of the purchase price for these acquisitions is preliminary and will be finalized in accordance with the provisions of SFAS 141, Business Combinations.

6.  ACQUISITION OF FEDERAL POLICY GROUP

On February 25, 2002, we acquired the Federal Policy Group of PricewaterhouseCoopers LLP. Based in Washington, D.C., Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations and other businesses before the government on legislative and regulatory policy matters. This acquisition allows us to continue to expand our service offerings to the corporate market. The purchase price was $11.0 million before acquisition costs of approximately $28,000, consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments over the next four years based upon attainment of established performance criteria. If earned, the contingent payments will consist of 70% cash and 30% CBI common stock. As of September 30, 2002, Federal Policy Group attained its 2002 performance criteria. Accordingly, $1.5 million has been included in accrued liabilities and goodwill on the September 30, 2002 balance sheet.

The allocation of the purchase price is preliminary, pending completion of a valuation by an independent valuation firm. Upon completion of such valuation, the allocation of purchase price will be finalized in accordance with the provisions of SFAS 141, Business Combinations.

The results of the Federal Policy Group are included beginning March 1, 2002.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002


7.  CONTINGENT CONSIDERATION PAYOUTS

As a result of our acquisitions, we expect to pay up to $37.7 million of potential additional purchase price payable to the former owners of our acquired companies. These amounts are payable as additional consideration upon the achievement of certain defined performance criteria as negotiated at the time of each acquisition and as defined in the purchase agreements. As of September 30, 2002, approximately $5.7 million has been accrued for additional purchase price to former owners of three of our acquisitions. A summary of the amounts payable in the years below if the performance criteria for the prior years' results are met is as follows for acquisitions that were completed as of September 30, 2002:
(dollar amounts in millions)

                                                        SHARE
                                   CASH      SHARES    VALUE (1)
                                 -------------------------------
                       2003       $ 7.1     376,520     $ 6.7
                       2004         7.0     475,222       8.5
                       2005         6.0     134,845       2.4
                                 -------------------------------
                                  $20.1     986,587     $17.6
                                 -------------------------------

                            (1) Share value computed using the closing price as of September 30, 2002 of $17.79 per share.

In addition to the contingent purchase price payments, we entered into a bonus arrangement for certain key executives and employees of the company formerly known as Compensation Resource Group. This arrangement provides for the payment of bonuses of up to $20 million for the years ended December 31, 2003 to 2005 if certain stipulated financial objectives are achieved. These bonuses will be recorded as expense in the year earned. In addition, the practice president has the opportunity to earn up to $3.5 million in bonuses through 2003 based on the achievement of certain financial objectives, of which $1.75 million has been paid as of September 30, 2002. An additional $437,500 was earned and accrued in the consolidated financial statements as of September 30, 2002 and paid subsequent to quarter end.

In connection with the formation of the Human Capital Practice, the Asset Purchase Agreement for Rewards and Performance Group (formerly Rich, Florin/Solutions, Inc.) was amended. One-half of the original contingent consideration (approximately $3.8 million) will be paid in March 2003 through March 2005 regardless of performance of the practice and the other half is contingent upon the results of the Human Capital Practice. These amounts are included in the September 30, 2002 consolidated balance sheet. In addition, the previous owners of Rewards and Performance Group will participate in the Human Capital Practice Long Term Incentive Plan. Any payments under this plan will be recorded as expense in the year earned.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002


8.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill between December 31, 2001 and September 30, 2002 by reporting units are as follows:

                                             BALANCE         ACQUIRED                                       BALANCE
                                           DECEMBER 31,       DURING                         IMPAIRMENT  SEPTEMBER 30,
                                              2001          THE PERIOD     EARNOUTS/ETC.       CHARGE        2002
                                            --------        ----------     -------------       ------      --------

Executive Benefits Practice                 $ 14,930           $    -          $  492            $ -       $ 15,422
Banking Practice                              35,768              594              54              -         36,416
Healthcare Group                              14,968                -               -           (892)        14,076
Management Science Associates                  5,010                -               -              -          5,010
Human Capital Practice                        11,313                -           3,880              -         15,193
Pearl Meyer & Partners                        21,753                -              35              -         21,788
Federal Policy Group                               -            3,373             690              -          4,063
Corporate                                         26              310               -              -            336
                                            --------           ------          ------           -----      --------
TOTAL                                       $103,768           $4,277          $5,151           ($892)     $112,304
                                            ========           ======          ======           =====      ========



    Information regarding our other intangible assets follows:

                                      AS OF SEPTEMBER 30, 2002                           AS OF DECEMBER 31, 2001
                           ----------------------------------------------------------------------------------------------
                            CARRYING        ACCUMULATED                        CARRYING      ACCUMULATED
                             AMOUNT        AMORTIZATION          NET            AMOUNT       AMORTIZATION           NET
                             ------        ------------          ---            ------       ------------           ---

Inforce revenue             $104,126         ($21,265)         $82,861         $ 98,936        ($15,693)         $83,243
Non-compete
  agreements                   4,550           (1,531)           3,019            1,750          (1,033)             717
Other                             50              (21)              29                -               -                -
                            --------         --------          -------         --------        --------          -------
     Total                  $108,726         ($22,817)         $85,909         $100,686        ($16,726)         $83,960
                            ========         ========          =======         ========        ========          =======

Amortization expense of other intangible assets was $2.2 million and $1.9 million for the three months ended September 30, 2002 and 2001, respectively, and $6.1 million and $5.6 million for the nine months ended September 30, 2002 and 2001, respectively.

We estimate that our amortization expense for 2002 through 2006 for intangible assets related to all acquisitions consummated to date will be as follows (assuming no impairment charges):

                          2002                    $8,099
                          2003                     7,453
                          2004                     6,628
                          2005                     5,676
                          2006                     4,725

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002

9.   ACCOUNTS RECEIVABLE

As of September 30, 2002, there were approximately $1.0 million of unbilled receivables included in accounts receivable on the condensed consolidated balance sheet. These unbilled amounts are expected to be billed during the fourth quarter of 2002.

10.   EARNINGS PER SHARE

The following table sets forth the computation of historical basic and diluted earnings per common share:

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ------------------                -----------------
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------                    -------------
                                                         2002             2001            2002             2001
                                                         ----             ----            ----             ----
NUMERATOR:
Net income for basic earnings per common share          $1,677           $1,765          $8,079           $8,879
                                               ---------------  ---------------    ------------    -------------

Numerator for diluted earnings per common share         $1,677           $1,765          $8,079           $8,879
                                               ===============  ===============    ============    =============

DENOMINATOR
Denominator for basic earnings per common
share - weighted average common shares              16,845,529       12,781,935      16,753,347       12,739,727
Effect of dilutive securities:
   Stock options                                       280,665          544,553         468,409          330,090
   Contingent shares earned, not yet issued             34,482                -          67,536                -
                                               ---------------  ---------------    ------------    -------------

Denominator for diluted earnings per common
share - weighted average common shares              17,160,676       13,326,488      17,289,292       13,069,817
                                               =============== ================    ============    =============

PER COMMON SHARE
Basic earnings                                           $0.10            $0.14           $0.48            $0.70
                                               ===============  ===============    ============    =============

Diluted earnings                                         $0.10            $0.13           $0.47            $0.68
                                               ===============  ===============    ============    =============

There are 745,761 and 568,921 weighted average options equivalents which are not included in the three and nine months ended September 30, 2002 calculation, respectively, as they are anti-dilutive.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002


11.   RISKS AND UNCERTAINTIES

Federal tax laws create certain advantages for the purchase of life insurance products; therefore, the life insurance products underlying the benefit programs marketed by us are vulnerable to adverse changes in laws and interpretation. Any proposal or enactment of changes in federal tax laws that would reduce or eliminate such advantages could result in the surrender of existing policies. As a result of any such change, we could lose a substantial amount of renewal revenue and our ability to write new business could be curtailed.

In January 2002, an IRS Notice and proposed Treasury regulations changed the manner in which split dollar life insurance arrangements will be taxed in the future. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Consequently, this initiative could result in reduced revenue from split dollar arrangements.

Other types of potential changes to federal tax laws could also have a significant adverse effect on our revenues. On July 11, 2002, the Senate Finance Committee reported legislation that would remove a 1978 moratorium on Treasury Department regulatory guidance on the tax treatment of nonqualified deferred compensation arrangements. Also, on July 11, 2002, House Ways and Means Committee Chairman Bill Thomas introduced legislation (H.R. 5095) that would tax deferrals of compensation by top executives after July 10, 2002, under "funded" deferred compensation arrangements. Chairman Thomas has subsequently circulated a revised proposal removing the 1978 guidance moratorium and directing the Treasury Department to issue guidance within 90 days of enactment of the proposal. If any of these legislative proposals were enacted, future compensation deferrals under arrangements we market could be significantly curtailed, with a resulting reduction in our revenues from these arrangements.

There have been several recent legislative proposals to change the federal tax laws with respect to the tax treatment of business-owned life insurance. For example, in 1998, 1999, and 2000, the Clinton Administration proposed to deny interest deductions of corporate taxpayers in proportion to the unborrowed cash values of life insurance policies they held on the lives of their employees; however, this proposal was not adopted by the Congress and has not been renewed by the Bush Administration. More recently, in the aftermath of negative media coverage regarding certain types of business-owned life insurance, Senator Jeff Bingaman (D-NM) has proposed to tax the death benefits taxpayers receive from policies on the lives of former employees. Significant segments of the life insurance industry are engaged in an ongoing, intensive effort to oppose the Bingaman proposal. While Senator Bingaman did not offer his proposal prior to Congress's pre-election recess, and while there has not been any significant demonstration of Congressional support for the proposal, there can be no assurance that the proposal will not ultimately be included in enacted legislation. If Congress were to adopt this proposal or other legislation eliminating or limiting the tax-deferred appreciation of business-owned life insurance policies, eliminating or limiting the tax-free payment of death benefits on such policies, or otherwise adversely affecting the tax treatment of the policies, these policies would be less attractive to policyholders and a large number of such policies could be surrendered or exchanged, which could have a material adverse effect on our financial condition and results of operations.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002


In recent years, the Internal Revenue Service ("IRS") has undertaken a major enforcement initiative to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995. The IRS has prevailed on the majority of cases it has litigated related to this initiative and has recently made a temporary public settlement offer to address ongoing cases. While we stopped selling leveraged business-owned life insurance programs after 1995 and we do not expect any material adverse impact on our revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client's decision to continue or surrender an existing leveraged business-owned life insurance program.

On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. This law generally prohibits any personal loans from certain SEC regulated companies to current directors or executive officers of such companies. While it is not entirely clear, there is a possibility that company premium payments made on or after July 30 on collateral-assignment split dollar policies, on current directors or executive officers of those SEC-regulated companies, could be covered by the loan prohibition. We have a plan which includes some of these split dollar policies include in our financial statements which may need to be revised as a result of this legislation. Without favorable clarification of this law, revenue from collateral assignment split dollar arrangements could be reduced as a result of this law.

For more information about additional risks and uncertainties related to our company, see "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001.

12.   SEGMENTS AND RELATED INFORMATION

    We have six operating segments:
         Executive Benefits Practice (formerly Compensation Resource Group) Banking Practice
         Healthcare Group
         Human Capital Practice (See Note 3)
         Pearl Meyer & Partners
         Federal Policy Group

The six operating segments operate as independent and autonomous business units with a central corporate staff responsible for finance, strategic planning, and human resources. Each segment has its own client base as well as its own marketing, administration, and management.

Prior to May 16, 2002, the amounts reflected below for the Human Capital Practice segment reflect the results of and information related to the Rewards and Performance Group, which is now part of the Human Capital Practice (see Note
3).

In order to provide consistent presentation, we have reclassified certain revenue and expense amounts related to CBFS. These amounts are included with Corporate revenue and expense.

The accounting policies of the operating segments are the same as those described in the summary of significant policies as disclosed in our Annual Report on Form 10-K as of December 31, 2001. There are no inter-segment revenues or expenses reflected in our consolidated financial statements.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                          -------------------------------------------------
                                              2002          2001         2002         2001
                                          -------------------------------------------------
REVENUES FROM EXTERNAL CUSTOMERS
     Executive Benefits Practice            $15,709       $15,057      $70,085      $66,602
     Banking Practice                        25,971        17,318       58,088       53,701
     Healthcare Group                         9,594         7,990       29,055       20,097
     Human Capital Practice                   2,831         2,207        7,587        6,869
     Pearl Meyer & Partners                   3,016         2,519        9,172        9,089
     Federal Policy Group                     2,780             -        6,590            -
                                            -----------------------------------------------
             Total segments - reported       59,901        45,091      180,577      156,358
    Corporate/CBFS                            2,789           585        4,165          610
                                            -----------------------------------------------
             Total consolidated - reported  $62,690       $45,676     $184,742     $156,968
                                            ======= =======================================
OPERATING INCOME/(LOSS)
     Executive Benefits Practice            ($2,693)        $ 291       $6,161       $8,270
     Banking Practice                         6,995         4,386       11,602       14,787
     Healthcare Group                         1,995           (34)       5,067         (431)
     Human Capital Practice                  (3,205)          675       (3,852)       2,431
     Pearl Meyer & Partners                     423          (490)       1,152          710
     Federal Policy Group                     1,097             -        2,738            -
                                            -----------------------------------------------
             Total segments - reported        4,612         4,828       22,868       25,767
     Corporate/CBFS                          (1,061)       (1,882)      (7,060)      (8,476)
     Other income                                58            64          192          311
     Interest - net                            (501)       (1,206)      (1,163)      (3,944)
                                            ------- ---------------------------------------
             Income before taxes             $3,108        $1,804      $14,837      $13,658
                                            ======= =======================================
DEPRECIATION AND AMORTIZATION
     Executive Benefits Practice             $1,202        $1,750       $3,667      $ 4,692
     Banking Practice                           648           383        1,747        1,749
     Healthcare Group                           716           818        2,183        2,363
     Human Capital Practice                      60           140          161          325
     Pearl Meyer & Partners                     164           440          475        1,201
     Federal Policy Group                       129             -          298            -
                                            ------- ---------------------------------------
             Total segments - reported        2,919         3,531        8,531       10,330
     Corporate/CBFS                             158            50          296          169
                                            ------- ---------------------------------------
             Total consolidated - reported   $3,077        $3,581       $8,827      $10,499
                                            ======= =======================================
CAPITAL EXPENDITURES
     Executive Benefits Practice                $58        $  575        $ 275       $1,452
     Banking Practice                           247           235        1,305          482
     Healthcare Group                           265           274          735          972
     Human Capital Practice                      61            71          742          123
     Pearl Meyer & Partners                     164           245          315          849
     Federal Policy Group                         4             -           67            -
                                            ------- ---------------------------------------
             Total segments - reported          799         1,400        3,439        3,878
     Corporate/CBFS                             117             3        1,581            3
                                            ------- ---------------------------------------
             Total consolidated - reported     $916        $1,403       $5,020       $3,881
                                            ======= =======================================

                                             SEPTEMBER 30,         DECEMBER 31,
IDENTIFIABLE ASSETS                              2002                  2001
                                                 ----                  ----
     Executive Benefits Practice              $ 75,549              $ 93,743
     Banking Practice                           80,327                79,720
     Healthcare Group                           40,322                41,520
     Human Capital Practice                     30,472                16,364
     Pearl Meyer & Partners                     32,024                31,670
     Federal Policy Group                        8,855                     -
                                              --------              --------
             Total segments - reported         267,549               263,017
     Deferred tax assets                         1,513                   690
     Corporate/CBFS                             12,657                 6,224
                                              --------              --------
             Total consolidated - reported    $281,719              $269,931
                                              ========              ========

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2002


13.   RELATED PARTY TRANSACTIONS

In connection with the acquisition of The Wamberg Organization in September 1999, the asset purchase agreement provided for additional payments to W.T. Wamberg, our Chairman and chief executive officer and previous owner of The Wamberg Organization, upon attainment of certain stipulated annual financial objectives for the period ended December 31, 1999 through December 31, 2002. As of December 31, 2001, the financial objectives for each of those years had been met. Consequently, the Board of Directors approved the contingent consideration payment to Mr. Wamberg prior to the February 2003 the date we were obligated to distribute the payout. The final contingent consideration payment of $3.5 million was distributed in April 2002, net of cost-of-funds for the prepayment period.

We lease 16,266 square feet of office space owned by Mr. Wamberg for an annual rental of approximately $260,000, under a lease expiring on February 21, 2009.

Wamberg Financial Corporation, one of our subsidiaries, leases hanger space for the corporate aircraft from WTW Investment, an entity controlled by Mr. Wamberg for an annual rent of approximately $45,000.

On September 25, 2002, we entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of our principal shareholders. During the third quarter of 2002, we received $2.5 million for services rendered prior to and through September 30, 2002, pursuant to this agreement. Under the terms of this agreement, we expect to continue to receive between approximately $500,000 and $1.25 million annually from the carrier for a period of 30 years depending upon certain conditions. This revenue, net of amounts provided for chargebacks, will be recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received), if any policies under this agreement are surrendered or if there is a section 1035 exchange. Any chargeback amounts would be deducted from the next scheduled payment.

14.  LITIGATION

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

On February 2, 2001, an action was commenced in the Superior Court of Maricopa County, Arizona by Ms. Kunkel against various defendants including our Healthcare Practice. Ms. Kunkel alleges that her deceased husband was entitled to a life insurance policy in the face amount of $525,000 to be issued by the defendant insurance company under a split dollar life insurance plan sponsored by his defendant employer which was administered by our Healthcare Practice. According to the complaint, Dr. Kunkel died before the initial premium was paid by his employer and before the policy was issued. On September 13, 2002, an agreement was reached for a complete settlement of this litigation. While the settlement terms are confidential, we regard the outcome as favorable and it does not have a material adverse impact on our financial condition or results of operations.

We are occasionally subject to lawsuits and claims arising out of the normal conduct of our business. Management does not expect the outcome of pending claims to have a material adverse effect on the business, financial condition or results of operations.

15.   SUBSEQUENT EVENTS

During the fourth quarter 2002, we determined not to pursue the International Employment Solutions practice which was a product category originally contemplated as part of our Human Capital Practice. In connection with this decision, one partner and nine staff are anticipated to be terminated. Any restructuring costs will be reserved for in the fourth quarter of 2002.


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

BUSINESS

The condensed consolidated financial statements reflect the accounts of CBI and its wholly owned subsidiaries. Through our six operating segments, we design, market and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. We assist our clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, we own Clark/Bardes Financial Service, Inc. ("CBFS"), a registered broker-dealer through which we sell all our securities products and receive related commissions.

General economic conditions and market factors, such as changes in interest rates and stock prices, can affect our commission and fee income and the extent to which clients keep their policies in force year after year. Equity returns and interest rates can have a significant effect on the sale and profitability of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products could become attractive to potential purchasers of the programs we market. Further, a prolonged decrease in stock prices can have an effect on the sale and profitability of our clients' programs that are linked to stock market indices.

CRITICAL ACCOUNTING POLICIES

As a service organization, the significant accounting policies that most affect our company are in the area of revenue recognition and employee compensation. Our revenue recognition policy affects the timing and amount of revenue that is recognized in a given period. Accounting policies related to employee compensation affect issues such as timing and amount of bonus accruals and the accounting for stock options. In addition, because we have completed a significant number of acquisitions, the accounting policies with regard to the classification of purchase price, the amortization of intangibles and testing for impairment relating to acquisitions are also significant to our company.

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

Our commission revenue is normally recurring, is typically paid annually and usually extends for a period of ten years or more after the sale. Commissions are paid by insurance companies and vary by policy and by program and represent a percentage of the premium or the cash surrender value of the insurance policies underlying the program.

         First Year Commission Revenue and Related Fees. First year commission revenue is derived from two principal sources: (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid, by the client, to the insurance company; and
         (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies.

         Our first year commission revenue is subject to chargeback, which means that insurance companies retain the right to recover commissions paid in the event policies prematurely terminate. The chargeback schedules differ by product and usually apply to first year commission only. A typical chargeback schedule, based on a percent of first year commission, is as follows:

                          Year 1                      100%
                          Year 2 and 3                 50%
                          Year 4                       25%
                          Year 5 and beyond             0%

         While the commission revenue is subject to chargeback, our experience has indicated that less than 1% of revenue recognized has ever been subject to such chargeback provisions. Given the homogenous nature of such cases and historical information about chargebacks, we are able to accurately estimate the revenue earned. We currently maintain a chargeback allowance, which is monitored on a quarterly basis for adequacy.

         Renewal Commission Revenue and Related Fees. Renewal commission revenue is the commission we earn on the policies underlying the benefit programs we have sold in prior years. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on the type of policy.

         Consulting Fee Revenue. Consulting fee revenue consists of fees of Human Capital Practice, Pearl Meyer and Partners and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, and pension savings plan design and management, international compensation and expatriate plan development, people strategy, compensation surveys, institutional registered investment advisory services and legislative and regulatory policy matters. These fees are based on a rate per hour arrangement and are earned when the service is rendered. Some of our consulting clients pay a retainer at the beginning of a project. These revenues are recognized ratably over the term of the engagement. Consulting revenue generated by the Executive Benefits Practice, Banking Practice and Healthcare Group are included in the first year revenue line on our consolidated income statement.

         Other Revenue. Other revenue consists mostly of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are included in our renewal revenue line on our consolidated income statement.

We record revenue on a gross basis when we are the primary obligor in the arrangement or when we have the credit risk in the arrangement. We record revenue on a net basis when another party is the primary obligor in the arrangement or when another party has the credit risk.

In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursements received for out of pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenue. Similarly, related reimbursable expenses are also shown separately within operating expenses. EITF 01-14 was effective as of January 1, 2002 and all periods presented have been reclassified to reflect the adoption of this accounting literature. The net result of the above is an increase in revenue and operating expense of $768,000 and $1.2 million for the three months ended
September 30, 2002 and 2001, respectively, and $3.4 million and $3.1 million for the nine months ended September 30, 2002 and 2001, respectively. These reclassifications had no effect on our operating results.

EMPLOYEE COMPENSATION

We account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

Statement of Financial Accounting Standard ("SFAS") 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. We have elected to remain on the current method of accounting as described above for employees. However, we account for stock options granted to non-employees under the provisions of SFAS 123.

Employees are eligible for bonuses based upon us achieving certain pre-determined targets. The bonus expense is accrued ratably over the year based upon our estimate of meeting these targets. This bonus accrual is reviewed and adjusted periodically.

INTANGIBLE ASSETS

We have intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Intangible assets consist of the net present value of future cash flows from policies in force at the acquisition date, non-compete agreements with the former owners, and other identifiable intangibles and goodwill. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives.

The net present value of inforce revenue is typically amortized over a 30-year period (the expected average policy duration). There are certain assumptions related to persistency, expenses, and discount rates that are used in the calculation of the carrying value of inforce revenue. If any of these assumptions change or actual experience differs materially from the assumptions used, it could affect the carrying value of the inforce revenue.

OVERVIEW

Total revenues for the three months ended September 30, 2002 was $62.7 million, an increase of 37.2% from revenues of $45.7 million in the third quarter of 2001. Third quarter 2002 operating income before amortization expense (EBITA) was $5.7 million, as compared to $5.8 million from the comparable 2001 period. We reported net income for the third quarter 2002 of $1.7 million, or $0.10 per diluted share, compared to reported net income of $1.8 million, or $0.13 per diluted share, for the same period last year.

For the nine months ended September 30, 2002, total revenue was $184.7 million, an increase of 17.7% from revenues of $157.0 million for the first nine months of 2001. EBITA was $21.9 million, a 15.5% decrease from EBITA of $25.9 million in the comparable period of 2001. Net income for the nine months ended September 30, 2002 (after an impairment charge of $523,000, net of taxes, from the adoption of SFAS 142) was $8.1 million or $0.47 per diluted share compared to $8.9 million or $0.68 per diluted share for the nine months ended September 30, 2001. Results for the nine months ended September 30, 2001, excluding amortization of goodwill would have been $10.8 million or $0.83 per diluted share. The year to date results include severance payments of approximately $550,000 associated with the reorganization initiatives in the Healthcare Group and a $474,000 non-cash charge for performance-based stock options issued to non-employee producers.

RESULTS OF OPERATIONS

                                                THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------          -------------------------------
                                                                            %                                        %
                                                2002           2001       CHANGE        2002           2001        CHANGE
                                                ----           ----       ------        ----           ----        ------

REVENUE
   First year commissions and related fees     $36,042        $22,021      63.7%        $86,899        $78,432      10.8%
   Renewal commissions and related fees         17,665         18,167      (2.8%)        72,247         60,854      18.7%
   Consulting fees                               8,215          4,255      93.1%         22,156         14,559      52.2%
   Reimbursements                                  768          1,233     (37.7%)         3,440          3,123      10.2%
                                                ------         ------     -----         -------        -------      ----
            Total                               62,690         45,676      37.2%        184,742        156,968      17.7%

OPERATING EXPENSES
    Commissions and fees                        18,971         13,972      35.8%         59,208         53,998       9.6%
     % of revenue                                30.3%          30.6%                     32.0%          34.4%
    Reimbursable expenses                          768          1,233     (37.7%)         3,440          3,123      10.2%
     % of revenue                                 1.2%           2.7%                      1.9%           2.0%
    General and administrative                  37,237         24,638      51.1%        100,195         73,930      35.5%
     % of revenue                                59.4%          53.9%                     54.2%          47.1%
    Amortization                                 2,163          2,887                     6,091          8,626
                                                ------         ------                   -------        -------
Operating income                                 3,551          2,946      20.5%         15,808         17,291      (8.6%)
     % of revenue                                 5.7%           6.4%                      8.6%          11.0%

Other income                                        58             64                       192            311
Interest income                                     87            355                       266            557
Interest expense                                  (588)        (1,561)                   (1,429)        (4,501)
                                                ------         ------                   -------        -------
Income before taxes                              3,108          1,804      72.3%         14,837         13,658       8.6%
Income taxes                                     1,431             39                     6,217          4,779
                                                ------         ------                   -------        -------
Net income, before cumulative effect of
change in accounting, net of tax                 1,677          1,765      (5.0%)         8,620          8,879      (2.9%)
Cumulative effect of change in
     accounting principle                            -              -                       523              -
                                                ------         ------                   -------        -------
Net Income                                     $ 1,677        $ 1,765      (5.0%)        $8,097         $8,879      (8.8%)
                                               =======        =======      ====          ======         ======      ====

PER COMMON SHARE - DILUTED
     Earnings                                   $ 0.10          $0.13                    $ 0.47         $ 0.68
     Weighted average shares                17,160,676     13,326,488                17,289,292     13,069,817


Quarter ended September 30, 2002 compared to quarter ended September 30, 2001

Revenue. Total revenue for the third quarter ended September 30, 2002 was $62.7 million, an increase of 37.2% from revenues of $45.7 million in third quarter 2001. First year commission revenue and consulting fees during third quarter 2002 were $44.3 million compared to $26.3 million in the third quarter of 2001. First year commission revenue and consulting fees were favorably affected by $2.8 million related to the recent acquisition of the Federal Policy Group, which provides tax and legislative consulting services, whose results were not included in 2001. First year commission revenue was higher in the Banking Practice as a result of numerous cases closing in the community banking sector of the practice. Revenue growth was also strong in the Healthcare Group which benefited from the increased revenues generated from increased first year commission and fee revenue. New business revenue includes $2.5 million received pursuant to an Administrative Services Agreement and Bonus Forfeiture Agreement with an insurance carrier with which a significant amount of inforce insurance is in place (see Administrative Services Agreement and Bonus Forfeiture Agreement below). Renewal revenues for the three months ended September 30, 2002 totaled $17.7 million compared to $18.2 million for the three months ended September 30, 2001.

Commissions and fees expense. Commission and fee expense for the quarter ended September 30, 2002 was $19.0 million or 30.3% of total revenue compared to $14.0 million or 30.6% of total revenue in third quarter 2001. The percentage paid in commission expense is affected by the level of fee-based activity as compared to revenue from product commissions and by the mix of business that comes from employee consultants (who generally receive lower commissions) as opposed to independent consultants in a given period. With the acquisition of Federal Policy Group and the formation of our Human Capital Practice, we continue to expand our fee-based revenue, which should favorably affect commissions expense as a percentage of revenue over the long-term.

General and administrative expense. General and administrative expense for the three months ended September 30, 2002 was $37.2 million or 59.4% of total revenue compared to $24.6 million or 53.9% of total revenue for the three months ended September 30, 2001. General and administrative expenses included $4.8 million of expenses related to Human Capital Practice and $1.6 million of expenses related to the Federal Policy Group. These acquisitions were not included in the three months ended September 30, 2001 results.

Amortization. Amortization expense for the quarter ended September 30, 2002 was $2.2 million compared to $2.9 million in the prior year. The reduction is primarily attributable to our adoption of SFAS 142 which eliminated the amortization of goodwill. For the three months ended September 30, 2001, amortization expense included $1.0 million attributed to goodwill amortization. Excluding the goodwill amortization from the three months ended September 30, 2001 results, amortization expense for the three months ended September 30, 2002 increased from prior year due to recent acquisitions of Federal Policy Group, Comiskey Kaufman and Hilgenberg in which inforce revenue and other identifiable intangibles were acquired that are still subject to amortization.

Other income - For the three months ended September 30, 2002 and 2001, we received rental income from a tenant who is subleasing office space from one of our practices.

Interest expense - net. Net interest expense for the three months ended September 30, 2002 was $501,000 compared to $1.2 million in 2001. Interest expense was impacted by lower levels of debt in 2002 compared to 2001 and lower current interest rates. Total debt at September 30, 2002 was $21.4 million compared to $76.1 million at September 30, 2001. If the acquisition of LongMiller is completed, interest expense would be expected to increase significantly with the incurrence of approximately $396 million of additional indebtedness (of which $305 million will be non-recourse to us).

Net income and earnings per share. Net income for the third quarter 2002 was $1.7 million, or $0.10 per diluted common share versus net income of $1.8 million or $0.13 per diluted share for the same period last year. If no goodwill amortization expense had been taken during the third quarter of 2001, net income for that period would have been $2.7 million or $0.20 per diluted share. Our effective tax rate for the three months ended September 30, 2002 was 46.0% as a result of the change in our year-to-date income tax rate from 40.8% to 41.9% during the quarter. In third quarter 2001, we received approval for a refund of prior year's taxes of approximately $1.7 million. As a result of the refund, our 2001 effective tax rate was 35.0% and to adjust this rate, third quarter 2001 income tax expense was 2.2%. Earnings per share is based on 17.3 million diluted shares outstanding for the quarter, which reflects our November 2001 secondary offering and shares issued for acquisitions, as compared to 13.3 million diluted shares outstanding for third quarter 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Revenue. Total revenue for the nine months ended September 30, 2002 was $184.7 million, an increase of 17.7% from revenues of $157.0 million for the nine months ended September 30, 2001. First year commission revenue and consulting fees for the nine-month period ending September 30, 2002 was $109.1 million, an increase of 17.3%, as compared to $93.0 million for the first nine months in 2001. Consulting fees increased with the February 2002 acquisition of the Federal Policy Group, which generated $6.6 million of revenue in the period, and from a $3.9 million increase in consulting revenue generated from Management Science Associates ("MSA") which is included in our Healthcare Practice. New business revenue in our Executive Benefits Practice was lower compared to year to date 2001 due to proposed legislation related to the structure of deferred compensation plans which has caused clients to delay implementing new deferred compensation plans. However, this decrease was offset by the increase of revenue from the community banking sector of our Banking Practice. New business revenue includes $2.5 million received pursuant to an Administrative Services Agreement and Bonus Forfeiture Agreement with an insurance carrier with which a significant amount of inforce insurance is in place (see Administrative Services Agreement and Bonus Forfeiture Agreement below). Renewal revenues were $72.2 million, up 18.7% from last year's comparable period as a result of renewals on last year's first year business, acquisitions during the year and equivalent persistency in our renewal block of business.

Commissions and fees expense. Commission and fee expense was $59.2 million, or 32.0% of total revenue for the nine months ended September 30, 2002, versus $54.0 million, or 34.4% of total revenue for the nine months ended September 30, 2001. This reduction in the percentage of commission expense as a percentage of revenue also reflects the increasing proportion of revenue from fee-based consulting activity. Fee based consulting activity accounted for 18.7% of year to date 2002 revenue compared to 13.3% of year to date 2001 revenue. If the acquisition of LongMiller is completed, fee based revenue as a percentage of total revenue would be expected to decline. Included in the nine months ended September 30, 2002 commission expense is $474,000 of non-cash expense recognized in the second quarter from performance-based stock options issued to non-employee producers. Such expenses may be incurred in the future if certain non-employee producers achieve specified targets.

General and administrative expense. General and administrative expense for the nine months ended September 30, 2002 was $100.2 million or 54.2% of total revenue compared to $73.9 million or 47.1% of total revenue for the nine months ended September 30, 2001. The increase can be attributed to the expanded staffing of sales consultants and support services company-wide and expenses associated with recent acquisitions. General and administrative expenses also include $7.0 million of general and administrative expense for Human Capital Practice since May 2002 and $550,000 of severance costs related to reorganization initiatives in the Healthcare Group that occurred in second quarter 2002.

Amortization. Amortization expense for the nine months ended September 30, 2002 was $6.1 million compared to $8.6 million in the prior year period. The reduction in amortization expense is as a result of the January 2002 adoption of SFAS 142, which eliminated the amortization of goodwill. For the nine months ended September 30, 2001, amortization expense included $3.0 million pre-tax attributed to goodwill amortization.

Other income. During the first nine months of 2002, we received $201,000 rental income from a tenant. During the first nine months of 2001, we received $191,000 of life insurance proceeds as the result of the death of one of our employees, and rental income from a tenant of $192,000.

Interest expense - net. Net interest expense for the nine months ended September 30, 2002 was $1.2 million compared to $3.9 million in 2001. Interest expense decreased primarily due to a lower outstanding debt balance. Total debt at September 30, 2002 was $21.4 million compared to $76.1 million at September 30, 2001. If the acquisition of LongMiller is completed, interest expense would be expected to increase significantly with the incurrence of approximately $396 million of additional indebtedness (of which $305 million will be non-recourse to us).

Income taxes. Income taxes for the nine months ended September 30, 2002 were $6.2 million at an effective tax rate of 41.9% compared to $4.8 million at an effective tax rate of 35.0% for the nine months ended September

30, 2001. The 2001 effective tax rate was affected by a tax refund notification received during the third quarter 2001 which reduced the overall tax rate. The 2002 effective tax rate is reflective of the expected tax rate in future periods.

Net income and earnings per share. Net income, after an impairment charge of $523,000 net of taxes from the adoption of SFAS 142, for the nine months ended September 30, 2002 was $8.1 million, or $0.47 per diluted common share versus net income of $8.9 million or $0.68 per diluted share for the same period last year. If no goodwill amortization expense had been taken for the first nine months of 2001, net income would have been $10.8 million or $0.83 per diluted share. The weighted average number of shares outstanding increased to 17.3 million shares for the nine months ended September 30, 2002 from 13.1 million shares for the nine months ended September 30, 2001.

ACQUISITIONS

On September 25, 2002, we entered into an agreement to acquire Long, Miller and Associates, LLC ("LongMiller"). LongMiller, located in Greensboro, North Carolina, specializes in bank-owned life insurance portfolio services. If completed, this acquisition is expected to enhance our capabilities by coupling LongMiller's product offerings and personnel with our current Banking Practice's extensive distribution channel. We intend to finance this acquisition, with a purchase price of approximately $416 million, through the issuance of approximately $305 million of non-recourse debt secured by commission and related payments from inforce policies sold by LongMiller, a draw down of an estimated $91 million on our existing credit facility and the issuance of $20 million of our common stock which will be based on the average closing price on the 20 trading days preceding the date of the agreement. Upon completion of the acquisition, the results of LongMiller would be included in our Banking Practice results, which is expected to be in the fourth quarter of 2002, although we cannot assure you that it will be completed in the fourth quarter or at all. We have committed and/or paid between approximately $1.0 to $2.0 million to various regulatory agencies and financing and investment companies for work related to the LongMiller acquisition. Of these amounts, approximately $768,000 has been capitalized in the September 30, 2002 balance sheet. If this acquisition is not completed, these costs would be expensed in the period the acquisition agreement is terminated.

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


ADMINISTRATIVE SERVICES AGREEMENT AND BONUS FORFEITURE AGREEMENT

On September 25, 2002, we entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of our principal shareholders. During the third quarter of 2002, we received $2.5 million for services rendered prior to and through September 30, 2002, pursuant to this agreement. Under the terms of this agreement, we expect to continue to receive between approximately $500,000 and $1.25 million annually from the carrier for a period of 30 years, depending upon certain conditions. This revenue, net of amounts provided for chargebacks, will be recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received), if any policies under this agreement are surrendered or if there is a section 1035 exchange. Any chargeback amounts would be deducted from the next scheduled payment.

FORMATION OF HUMAN CAPITAL PRACTICE

On May 16, 2002, we announced the formation of our Human Capital Practice. The new practice includes our existing Rewards and Performance Group and ten former partners ("partners") and 74 support staff from Arthur Andersen LLP's ("Andersen's") Human Capital Practice. Prior to hiring, the partners and Andersen mutually terminated their partnership interest and association with each other free of all restrictive provisions under the Andersen Partnership Agreement and under any agreements relating to the employment with Andersen. We believe any successor liability is mitigated by hiring each new employee in a conventional employer/employee relationship.

The former Andersen partners received full recourse and interest bearing loans in the amount of $8.4 million. Of these loans, $1.2 million have a term of two years and the remaining $7.2 million have a term of six and one-half years. As long as the partner is employed on the hiring anniversary date for the two year loans and each December 31st for the six and one-half year loans, a portion of the loans will be forgiven at each date. These loans are being amortized into the Human Capital Practice financial results as general and administrative expense and are classified as other assets on the September 30, 2002 balance sheet. Assuming all partners continue to be employed by us throughout the terms of the loans, the amounts amortized into operating expense for the following fiscal years would be:

                          2002                      $  988
                          2003                       1,693
                          2004                       1,348
                          2005                       1,101
                          2006                       1,101
                          2007 and thereafter        2,202

In addition, support staff received $602,000 of sign-on bonuses at the time of their employment. The support staff will retain the bonus payments if they are employed on May 16, 2003. If they voluntarily leave before this date, they must repay a pro-rata portion of their bonus. The sign-on bonuses are being amortized into the Human Capital Practice results over the first twelve months of employment.

In connection with the formation of the Human Capital Practice, the asset purchase agreement for Rewards and Performance Group (formerly Rich, Florin/Solutions, Inc.) was amended. One-half of the original contingent consideration (approximately $3.8 million) will be paid in March 2003 through March 2005 regardless of performance of the practice and the other half is contingent upon the results of the Human Capital Practice. These amounts are included in the September 30, 2002 consolidated balance sheet. In addition, the previous owners of Rewards and Performance Group will participate in the Human Capital Practice Long Term Incentive Plan. Any payments under this plan will be recorded as expense in the year earned.

The tables that follow present the operating results of our six operating segments for the three and nine months ended September 30, 2002 and 2001.

           EXECUTIVE BENEFITS PRACTICE (FORMERLY
           COMPENSATION RESOURCE GROUP)
                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                2002           2001         2002         2001
                                                                ----           ----         ----         ----
           Revenue
                First year commissions and related fees        $6,183         $3,323      $25,681      $29,369
                Renewal commissions and related fees            9,481         11,690       44,228       36,985
                Reimbursements                                     45             44          176          248
                                                       -------------------------------------------------------
                    Total                                      15,709         15,057       70,085       66,602
                Commissions and fees expense                    7,624          6,916       33,348       33,469
                 % of revenue                                   48.5%          45.9%        47.6%        50.3%
                Reimbursable expenses                             45             44          176          248
                General and administrative expense              9,589          6,237       27,245       20,532
                 % of revenue                                   61.0%          41.4%        38.9%        30.8%
                Amortization                                    1,144          1,569        3,155        4,083
                                                       -------------------------------------------------------
           Operating (loss)/income                            ($2,693)          $291      $ 6,161      $ 8,270
                  % of revenue                                 (17.1%)          1.9%         8.8%        12.4%
                                                       =======================================================

Total revenue for the quarter ended September 30, 2002 increased 4.3% from the third quarter 2001. This reflects the acquisitions of Comiskey Kaufman, Inc. (acquired April 2002) Lyons Compensation and Benefits, LLC (acquired August
2001) and Coates Kenney (acquired December 2001). These acquisitions contributed approximately $1.5 million to third quarter 2002 revenue. However, the current economic conditions and proposed legislation related to the structure of deferred compensation plans have caused clients to delay implementing new deferred compensation plans. We may continue to experience revenue declines in future periods due to the economy and the proposed legislation.

Commission expense in the third quarter of 2002 was higher due to a greater percentage of the first year revenue generated by independent producers than in third quarter of 2001. Operating expense in the third quarter of 2002 increased from the comparable period due to the acquisitions and the hiring of consultants and support staff. These higher operating expenses are expected to continue in future periods.

Total revenue increased 5.2% from $66.6 million for the nine months ended September 30, 2001 to $70.1 million for the nine months ended September 30, 2002. First year revenue for the nine months ended September 30, 2002 decreased on a comparative basis because of significant production in first quarter of 2001 that was not repeated this year. First year revenue has also been negatively impacted by the proposed legislation related to structure of deferred compensation plans. These acquisitions contributed $5.9 million to the nine months ended September 30, 2002 revenue. Renewal revenue also increased due to higher than anticipated premium payments on inforce business and additional renewals from 2001 new business. General and administrative expense increased for the nine months ended September 30, 2002 over 2001 due to the acquisitions of the above-mentioned companies and additional hirings. Nine months ended September 30, 2002 amortization expense decreased compared to the nine months ended September 30, 2001 primarily due to the elimination of goodwill amortization as of January 1, 2001.

         BANKING PRACTICE
                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                2002           2001         2002         2001
                                                                ----           ----         ----         ----
         Revenue
              First year commissions and related fees         $20,158        $12,251      $37,402      $34,037
              Renewal commissions and related fees              5,794          5,046       20,616       19,576
              Reimbursements                                       19             21           70           88
                                                       -------------------------------------------------------
                  Total                                        25,971         17,318       58,088       53,701
              Commissions and fees expense                     10,274          6,330       23,117       18,403
               % of revenue                                     40.0%          36.7%        39.8%        34.3%
              Reimbursable expenses                                19             21           70           88
              General and administrative expense                8,283          6,320       22,135       18,971
               % of revenue                                     31.9%          36.5%        38.1%        35.3%
              Amortization                                        400            261        1,164        1,452
                                                       -------------------------------------------------------
         Operating income                                     $ 6,995        $ 4,386      $11,602      $14,787
               % of revenue                                     26.9%          25.3%        20.0%        27.5%
                                                       =======================================================

Total first year commission revenue increased 64.5% to $20.2 million and total revenue increased 50.0% to $25.9 million for the third quarter ended September 30, 2002 compared to the third quarter ended September 30, 2001. These increases reflect significant sales growth in the community bank market, and include only limited contribution from the super-regional and money-center bank market, which have been more adversely affected by the current interest rate environment and economy. General and administrative expenses for the third quarter of 2002 were $8.3 million, or 31.9% or revenue compared to $6.3 million or 36.5% of revenue for the comparable period in 2001. General and administrative expense increased as a result of the acquisition of Hilgenberg and the investments in staffing of sales consultants and support staff.

Total first year commission revenue increased 9.9% to $37.4 million, and total revenue increased 8.2% to $58.0 million during the nine months ending September 30, 2002 compared to the prior year. Commission expense in the nine months ending September 30, 2002 was $23.1 million, or 39.8% of revenue, compared to $18.4 million or 34.3% of revenue in the same period in 2001. Commission expense as a percentage of revenue increased due to the mix of business. General and administrative expenses for the nine months ending September 30, 2002 were $22.1 million, or 38.1% of revenue, compared to $18.9 million or 35.3% of revenue for the comparable period in 2001, due to the acquisition of Hilgenberg, and investments in staffing of sales consultants and support staff to service increased sales volumes.

         HEALTHCARE GROUP
                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                2002           2001         2002         2001
                                                                ----           ----         ----         ----
         Revenue
              First year commissions and related fees          $7,134         $5,891      $20,542      $14,445
              Renewal commissions and related fees              2,168          1,402        6,511        4,264
              Reimbursements                                      292            697        2,002        1,388
                                                       -------------------------------------------------------
                  Total                                         9,594          7,990       29,055       20,097
              Commissions and fees expense                      1,073            726        2,743        2,126
               %  of revenue                                    11.2%           9.1%         9.4%        10.6%
              Reimbursable expenses                               292            697        2,002        1,388
              General and administrative expense                5,782          6,004       17,887       15,229
               %  of revenue                                    60.3%          75.1%        61.6%        75.8%
              Amortization                                        452            597        1,356        1,785
                                                       -------------------------------------------------------
         Operating (loss)/income                               $1,995          ($ 34)      $5,067       ($ 431)
               %  of revenue                                    20.8%          -0.4%        17.4%        -2.1%
                                                       =======================================================

Healthcare Group revenues for the three month period ended September 30, 2002 benefited from the increased revenues generated from increased first year commission and fee revenue. During 2002, Healthcare Group started billing for clients' recordkeeping services, which contributed $179,000 to revenue for the three months ended September 30, 2002. Renewal commissions were $2.2 million, a 54.6% increase from the comparable period in 2001, which reflected an increase in premium payments made during the period as well as the additional renewals from the prior year's new business. Reimbursements for the three months ended September 30, 2002 have declined from the prior year due to staff reductions of employees who, in the prior year, would have accounted for a large portion of traveling costs that were billable to clients. Commission expense as a percentage of revenue increased as a larger proportion of Healthcare revenue was generated by first year commission revenue than the three months ended September 30, 2001. General and administrative expense for the three months ended September 30, 2002 decreased compared to the three months ended September 30, 2001 due to the practice's continuing efforts to contain costs.

Total revenue increased 44.6% for the nine month period ended September 30, 2002. Revenue continues to be favorably impacted by the acquisition of MSA. Consulting fees for the Healthcare Group have also increased considerably during the period. Revenue from recordkeeping services contributed $491,000 to revenue for the nine months ended September 30, 2002. Reimbursements increased from the nine months ended September 30, 2001 as MSA is included for the entire nine months of 2002 compared to three months for 2001. Commission expense as a percent of revenue has decreased to 9.4% of revenue for the nine months ended September 30, 2002 as compared to 10.6% of revenue in the first nine months of 2001, which reflects the increase in consulting fees, in which no commissions are paid to consultants. Severance expense of approximately $550,000 was incurred during the year associated with the downsizing of existing staff levels of the Healthcare Group. Operating income for the nine months ended September 30, 2002 was $5.1 million, the highest in any nine month period since acquiring the Healthcare Group, which is a result of the factors discussed above.

              HUMAN CAPITAL PRACTICE
                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                               2002           2001         2002         2001
                                                               ----           ----         ----         ----
              Revenue
                   Consulting fees                            $2,797         $2,139       $7,451       $6,607
                   Reimbursements                                 34             68          136          262
                                                       ------------------------------------------------------
                    Total                                      2,831          2,207        7,587        6,869
                   Reimbursable expenses                          34             68          136          262
                   General and administrative expense          6,002          1,358       11,303        3,916
                    %  of revenue                             212.0%          61.6%       149.0%        57.0%
                   Amortization                                   -             106           -           260
                                                       ------------------------------------------------------
              Operating (loss)/income                       ($3,205)          $675      ($3,852)       $2,431
                    %  of revenue                           (113.3%)        30.5%        (50.1%)        35.4%
                                                       ======================================================

In May 2002, the Human Capital Practice was formed by combining our existing Rewards and Performance Group with the addition of 10 partners and 74 employees from the Andersen Human Capital Practice. The three month and nine month results ended September 30, 2002 include $4.8 million and $7.0 million, respectively, of operating expenses related to this additional practice. The Human Capital Practice results reflect difficulties related to the start-up of a new practice in the current challenging economic climate and minimal revenue compared to the general and administrative expense incurred.

The results prior to May 16, 2002 only included the operating results of our Rewards and Performance Group. The former Rewards and Performance Group has a significant concentration of information technology clients and has been adversely affected by weakness in this sector of the economy.

              PEARL MEYER AND PARTNERS
                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                             2002           2001         2002         2001
                                                             ----           ----         ----         ----
              Revenue
                Consulting fees                             $2,638         $2,116       $8,116       $7,952
                Reimbursements                                 378            403        1,056        1,137
                                                       -----------------------------------------------------
                 Total                                       3,016          2,519        9,172        9,089
                Reimbursable expenses                          378            403        1,056        1,137
                General and administrative expense           2,215          2,299        6,964        6,359
                 %  of revenue                               73.4%          91.2%        75.9%        70.0%
                Amortization                                    -             307           -           883
                                                       -----------------------------------------------------
              Operating (loss)/income                         $423          ($490)      $1,152         $710
                 %  of revenue                               14.0%         (19.4%)       12.6%         7.8%
                                                       =====================================================

Total consulting revenue increased 19.7% to $3.0 million for the three months ended September 30, 2002 compared to $2.5 million for the three months ended September 30, 2001. Pearl Meyer & Partners experienced some mild business interruption at the end of the three months ended September 30, 2001 and lost approximately two weeks of billings. General and administrative expense increased from $6.4 million for the nine months ended September 30, 2001 to $7.0 million for the nine months ended September 30, 2002 due to additional depreciation for new information systems, increased compensation costs, and a higher headcount than in 2001. Amortization expense for the nine months ended September 30, 2002 decreased compared to the nine months ended September 30, 2001 due to the elimination of goodwill amortization as of January 1, 2002. Operating income of $1.2 million for the nine months ended September 30, 2002 decreased compared to the adjusted $1.6 million (before amortization) for the nine months ended September 30, 2001 due to the slow economy. However, the practice is beginning to experience more sales activity as a result of engagements in its areas of expertise of corporate governance and executive compensation.

              FEDERAL POLICY GROUP
                                                      THREE MONTHS      NINE MONTHS
                                                         ENDED            ENDED
                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                      -------------    -------------
                                                          2002             2002
                                                          ----             ----
              Revenue
                Consulting fees                          $2,780           $6,590
                                                   ---------------------------------
                    Total                                 2,780            6,590
                General and administrative expense        1,558            3,562
                 %  of revenue                            56.0%            54.1%
                Amortization                               125              290
                                                   ---------------------------------
              Operating income                           $1,097           $2,738
                 %  of revenue                            39.5%            41.5%
                                                   =================================

Federal Policy Group was acquired on February 25, 2002. Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations, and other businesses before Congress, the Treasury Department, and other federal agencies on legislative and regulatory policy matters. Revenue for the three months ended September 30, 2002 was $2.8 million with operating income of $1.1 million or 39.5% of revenue. Federal Policy Group continues to experience strong demand for its services as a result of increased legislative activity.

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

                                               THREE MONTHS ENDED                        THREE MONTHS ENDED
                                               SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                               ------------------                        ------------------
                                      EXISTING   ACQUISITIONS(1) COMBINED       EXISTING   ACQUISITIONS(2) COMBINED
                                      --------   --------------- --------       --------   --------------- --------

Revenue
     First year commissions and
     consulting fees                  $41,477        $2,780       $44,257        $23,774       $2,502       $26,276
     Renewal commissions and
       related fees                    17,665             -        17,665         15,159        3,008        18,167
     Reimbursements                       768             -           768            786          447         1,233
                               ------------------------------------------ -----------------------------------------
     Total                             59,910         2,780        62,690         39,719        5,957        45,676
Commissions and fees expense           18,971             -        18,971         11,469        2,503        13,972
Reimbursable expenses                     768             -           768            786          447         1,233
General and administrative expenses    35,679         1,558        37,237         21,108        3,530        24,638
                               ------------------------------------------ -----------------------------------------
Operating income before                 4,492         1,222         5,714          6,356         (523)        5,833
amortization
Amortization of intangibles             2,038           125         2,163          1,968          919         2,887
                               ------------------------------------------ -----------------------------------------
Operating income/(loss)               $ 2,455        $1,097       $ 3,551        $ 4,388      ($1,442)      $ 2,946
                               ========================================== =========================================

                                               NINE MONTHS ENDED                         NINE MONTHS ENDED
                                               SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                               ------------------                        ------------------
                                      EXISTING   ACQUISITIONS(1) COMBINED       EXISTING   ACQUISITIONS(2) COMBINED
                                      --------   --------------- --------       --------   --------------- --------

Revenue
     First year commissions and
     consulting fees                 $102,465        $6,590      $109,055        $63,399      $29,592       $92,991
     Renewal commissions and
       related fees                    72,247             -        72,247         41,177       19,677        60,854
     Reimbursements                     3,440             -         3,440          1,738        1,385         3,123
                               ------------------------------------------ -----------------------------------------
     Total                            178,152         6,590       184,742        106,314       50,654       156,968
Commissions and fees expense           59,208             -        59,208         30,233       23,765        53,998
Reimbursable expenses                   3,440             -         3,440          1,738        1,385         3,123
General and administrative
expenses                               96,633         3,562       100,195         57,744       16,186        73,930
                               ------------------------------------------ -----------------------------------------
Operating income before                18,871         3,028        21,899         16,599        9,318        25,917
amortization
Amortization of intangibles             5,801           290         6,091          5,292        3,334         8,626
                               ------------------------------------------ -----------------------------------------
Operating income                     $ 13,070        $2,738      $ 15,808        $11,307      $ 5,984       $17,291
                               ========================================== =========================================

     (1)  Includes operations of Federal Policy Group since March 1, 2002.
     (2)  Includes the operations of the company formerly known as Compensation Resource Group since September 6, 2000 and
          Pearl Meyer since June 21, 2001.

For the nine months ended September 30, 2002, approximately 3.6% of gross revenue and 17.3% of operating income came from acquisitions, as defined above, while 32.3% of gross revenue and 34.6% of operating income were from acquisitions during the same period in 2001. We do not attribute a great deal of significance to the above statistics for the following reasons:

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

QUARTERLY RESULTS

The previously reported quarterly information has been reclassified to reflect the adoption of EITF 01-14. This reclassification had no effect on our operating results.

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

Our operating results can fluctuate considerably, especially when compared on a consecutive quarterly basis. We have experienced and may continue to experience large increases in revenue in the first and fourth quarters and our operating results may be affected by a number of other factors, including:

         o a significant portion of the financing for our bank-owned life insurance products occurs in the fourth calendar quarter; and

         o a significant portion of the deferred compensation plans, marketed by our Executive Benefits Practice, is financed in the first quarter. However, proposed legislation and economic conditions may result in lower revenues in this line of business.

                                                                         (AS PREVIOUSLY REPORTED)
                                                                              QUARTER ENDED
                                    ------------------------------------------------------------------------------------------------
                                         SEPT        JUN          MAR         DEC         SEPT         JUN         MAR         DEC
                                         2002        2002         2002        2001        2001         2001        2001        2000
                                         ----        ----         ----        ----        ----         ----        ----        ----
Revenue                                $62,690     $53,635      $64,368     $77,264     $43,922      $43,468     $66,037     $57,457
 % of annual (1)                         24.7%       22.4%        28.1%       33.5%       19.1%        18.8%       28.6%       38.9%

Operating expenses                      37,237      32,775       28,671      27,932      24,053       24,617      24,650      21,705
Amortization                             2,163       2,097        1,831       2,934       2,887        2,940       2,799       2,540

Operating income                         3,551       2,580        9,812      14,324       3,010        2,841      11,632      13,076
 % of revenue                             5.7%        4.8%        15.2%       18.5%        6.9%         6.5%       17.6%       22.8%

Other (expense)/income                      58           -            -         (21)          -          (72)        191       1,001
Interest expense - net                     501         368          294       3,224       1,206        1,447       1,291       1,587
Income taxes                             1,431         846        3,940       3,946          39          422       4,318       4,151
                                    ------------------------------------------------------------------------------------------------
Income, before cumulative                1,677       1,366        5,578       7,133       1,765          900       6,214       8,339
effect in change in accounting
principle, net of tax

Cumulative effect of change in
accounting principle, net of tax               -           -        523           -           -            -           -           -
                                    ------------------------------------------------------------------------------------------------
Net Income                              $1,677      $1,366       $5,055      $7,133      $1,765         $900      $6,214      $8,339
                                    ================================================================================================

Per diluted common share                $ 0.10      $ 0.08       $ 0.30      $ 0.48      $ 0.13       $ 0.07      $ 0.49      $ 0.65
                                    ================================================================================================

         We expect that future quarterly fluctuations in our total revenue will be mitigated, to some extent, by the addition of our Human Capital Group, Pearl Meyer and Partners and Federal Policy Group whose fee-based revenue tends to be more stable throughout the year. If the acquisition of LongMiller is completed, fee based revenue as a percentage of total revenue would be expected to decline. Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. Our quarterly results can vary due to the timing of acquisitions and/or the closing of large cases, which may not repeat in subsequent quarters. As a result, past operating results are not reliable indicators of future performance.

                                                                  (ADJUSTED FOR ADOPTION OF EITF-01-14)
                                                                              QUARTER ENDED
                                    ------------------------------------------------------------------------------------------------
                                        SEPT        JUN          MAR         DEC         SEPT         JUN         MAR         DEC
                                        2002        2002        2002         2001        2001        2001         2001        2000
                                        ----        ----        ----         ----        ----        ----         ----        ----
Revenue                                $62,690     $54,949      $67,104     $79,916     $45,676      $44,453     $66,839     $58,113
 % of annual (1)                         23.7%       22.2%        28.3%       33.7%       19.3%        18.8%       28.2%       39.2%

Operating expenses                      37,237      32,832       30,126      28,923      24,638       24,642      24,650      21,705
Amortization                             2,163       2,097        1,831       2,934       2,887        2,940       2,799       2,540

Operating income                         3,551       2,515        9,743      14,260       2,946        2,777      11,568      13,024
 % of revenue                             5.7%        4.6%        14.5%       17.8%        6.4%         6.2%       17.3%       22.4%

Other (expense)/income                      58          65           69          43          64           (8)        255       1,054
Interest expense - net                     501         368          294       3,224       1,206        1,447       1,291       1,587
Income taxes                             1,431         846        3,940       3,946          39          422       4,318       4,151
                                    ------------------------------------------------------------------------------------------------
Income, before cumulative                1,677       1,366        5,578       7,133       1,765          900       6,214       8,339
effect in change in accounting
principle, net of tax

Cumulative effect of change in
accounting principle, net of tax             -           -          523           -           -            -           -           -
                                    ------------------------------------------------------------------------------------------------
Net Income                              $1,677      $1,366       $5,055      $7,133      $1,765         $900      $6,214      $8,339
                                    ================================================================================================

Per diluted common share                $ 0.10      $ 0.08       $ 0.30      $ 0.48      $ 0.13        $0.07      $ 0.49      $ 0.65
                                    ================================================================================================

(1)  % of trailing 12 months

         We expect that future quarterly fluctuations in our total revenue will be mitigated, to some extent, by the addition of our Human Capital Group, Pearl Meyer and Partners and Federal Policy Group whose fee-based revenue tends to be more stable throughout the year. If the acquisition of LongMiller is completed, fee based revenue as a percentage of total revenue would be expected to decline. Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not necessarily meaningful, nor does it indicate what results we will achieve for any subsequent period. Our quarterly results can vary due to the timing of acquisitions and/or the closing of large cases, which may not repeat in subsequent quarters. As a result, past operating results are not reliable indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2002              2001           INCREASE
                                                                    ----              ----           --------
Cash and cash equivalents....................................     $14,517           $10,207            $4,310
Working capital..............................................     $17,525            $6,295           $11,230
Current ratio - to one.......................................        1.47              1.11                 -
Shareholders' equity per common share (1)....................      $12.58            $11.87            $ 0.71
Debt to total capitalization (2).............................        9.2%              3.5%                 -

(1)  total shareholders' equity divided by actual shares outstanding
(2) current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

In order to complete the acquisition of LongMiller, we will need to incur approximately $396 million in additional debt. Of this amount, it is expected that approximately $305 million will be represented by non-recourse debt to be incurred by a wholly-owned, special purpose subsidiary and secured by certain commission and related payments associated with policies sold by LongMiller. The remaining $91 million would be drawn under our revolving credit facility.

In addition to our tangible balance sheet assets and liabilities, we have an on-going renewal revenue stream, estimated to be $664.1 million over the next ten years. This on-going renewal revenue stream reflects current conditions and is not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received. See "Estimated Future Gross Renewal Revenue" below.

As a service organization with historically strong operating cash flow, we believe we have little need to maintain substantial cash balances. To the extent we have net cash from operating activities, we use it to fund capital expenditures and small acquisitions. We expect large cash outlays and future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.

Summarizing our cash flow, comparatively, for the nine months ended September 30, 2002 and 2001:

                                                                                2002              2001
                                                                                ----              ----
Cash flows provided by/(used in):
    Operations............................................................... $13,639          $ 18,225
    Investing................................................................ (21,547)          (30,995)
    Financing................................................................  12,218            11,827

Cash Flows from Operating Activities

Our cash flow from operations for the nine months ended September 30, 2002, compared with the same nine-month period in 2001, was as follows:

                                                                                                          Decrease
                                                                        2002              2001            In Cash
                                                                        ----              ----            -------
Net income plus non-cash expenses                                     $18,332          $ 19,715           ($1,383)
Net decreases in operating assets and liabilities                      (4,693)           (1,490)           (3,203)
                                                                      -------          --------            ------
Cash flow from operating activities                                   $13,639          $ 18,225           ($4,586)
                                                                      =======          ========            ======

Cash provided by operating activities for the first nine months of 2002 reflect the $8.4 million paid for sign-on loans to the former Andersen partners who joined us to form the Human Capital Practice and also reflects the $7.0 million of related general and administrative expense from May 16, 2002 offset by $2.0 million of revenues as a result of the continued development of the practice. The non-cash expenses mentioned above include depreciation of equipment and leasehold improvements, amortization of intangibles, impairment charge for adoption of SFAS 142, and charge for performance-based stock options issued to non-employee producers. We have committed and/or paid between approximately $1.0 to $2.0 million to various regulatory agencies and financing and investment companies for work related to the LongMiller acquisition. Of these amounts, approximately $768,000 (See discussion below of $310,000 of this amount) has been capitalized in the September 30, 2002 balance sheet. These costs would be expensed if the acquisition is not successfully completed.

Cash Used in Investing Activities

The Federal Policy Group, Comiskey Kaufman, and Hilgenberg acquisitions accounted for $10.3 million of cash used in investing activities for the purchase of businesses. Contingent consideration payouts of $5.9 million related to the acquisitions of National Institute for Community Banking, Rewards and Performance and The Wamberg Organization. We used $5.0 million for the purchase of equipment. We have incurred and capitalized approximately $310,000 of costs related to the pending acquisition of LongMiller. If this acquisition is completed, these costs will be included in the purchase price allocation. If for any reason, this pending acquisition is not completed, these costs will be expensed in the period the acquisition agreement is terminated.

Generally, a substantial amount of the purchase price of our acquisitions is paid in cash and financed from available credit lines and to a lesser extent additional equity due to our desire to avoid diluting our existing shareholders. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

In May 2002, we amended our December 28, 1999 Credit Agreement to increase the amount available under the credit facility to $125.0 million. Any outstanding debt on December 31, 2002 will convert from the revolving credit facility to term debt and will be paid off over five years under the term facility agreement. We had $110.0 million available under our credit lines at September 30, 2002. Assuming we complete the acquisition of LongMiller, we expect to have approximately $19 million available under our credit line.

The restrictive covenants under the loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of stockholders' equity and a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of September 30, 2002.

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

The following table provides information about our debt obligations as of September 30, 2002. The table presents principal cash flows and related interest rates by expected maturity dates totaling $21.4 million.

           Expected maturity                   Fixed rate            Variable rate (1) (2)
           -----------------                   ----------            ---------------------
                                             Amount    Rate            Amount      Rate
           2002                              $  271     10%           $     -
           2003                               1,154     10%             3,000      4.75%
           2004                               1,274     10%             3,000      4.75%
           2005                               1,407     10%             3,000      4.75%
           2006                               1,553     10%             3,000      4.75%
           Thereafter                           691     10%             3,000      4.75%
                                             ------                   -------
           Total                             $6,350                   $15,000
                                             ======                   =======

         (1)  Assumes outstanding at year end and terms out per credit agreement
         (2)  Rate as of September 30, 2002 which is current prime rate.
              Prime rate changed to 4.25% as of November 7, 2002.

Estimated Future Gross Renewal Revenue

The following table represents the estimated gross renewal revenue associated with the business owned life insurance policies owned by our clients, as of September 30, 2002. The projected gross renewal revenue is not adjusted for mortality, lapse or other factors that may impair realization and has not been discounted to reflect present value. These projected gross revenues reflect current conditions and are not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received.

                         COMPENSATION      BANKING        HEALTHCARE
                        RESOURCE GROUP    PRACTICE          GROUP         TOTAL
                        --------------    --------          -----         -----
       2003                $ 53,229       $ 35,722         $ 6,183      $ 95,134
       2004                  46,554         28,308           5,748        80,610
       2005                  38,609         26,909           5,358        70,875
       2006                  33,527         27,507           5,036        66,070
       2007                  29,632         26,555           4,714        60,902
       2008                  27,500         27,102           4,120        58,722
       2009                  27,053         27,656           3,453        58,162
       2010                  26,392         28,363           2,793        57,548
       2011                  26,412         29,264           2,128        57,803
       2012                  26,631         30,199           1,412        58,242
                    ------------------------------------------------------------
       Total               $335,538       $287,585         $40,946      $664,069
                           ========       ========         =======      ========
    September 30,
        2001               $323,347       $266,916         $42,047      $632,310
                           ========       ========         =======      ========


At September 30, 2002, our ten-year gross renewal projection amounted to $664.1 million. This balance represents a 5.0% increase in our residual book of business over the September 30, 2001 balance.

Ten-year inforce revenues net of commission expense are $447.8 million and $417.7 million at September 30, 2002 and 2001, respectively.

Human Capital Practice, Pearl Meyer and Partners, and Federal Policy Group generate fee-based revenues and do not produce renewal revenues.

Intangible Assets and Renewal Revenue

Intangible assets arise as a direct result of our acquisition program and said acquisitions have been an important contribution to our past and expected future growth. In most of our acquisitions, we acquire very little in the way of tangible assets, and therefore a substantial portion of the purchase price is typically allocated to intangible assets. Two important elements of our intangible assets affect our cash flow:

         o the present value of inforce revenue is the net discounted cash flow from the book of business of those companies having future renewal revenue at the time we acquired them; and

         o        a potential future tax benefit over the next fifteen years.
                  The amortization of approximately $156.2 million of our gross intangible assets is expected to be tax deductible.

Intangible assets, net of amortization, arising from our purchased businesses consist of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2002             2001
                                                       ----             ----
    Present value of inforce revenue                $ 82,861         $ 83,243
    Goodwill                                         112,304          103,768
    Non-compete agreements                             3,019              717
    Other intangibles                                     29                -
                                                    --------         --------
                                                    $198,213         $187,728
                                                    ========         ========
    Total assets                                       70.4%            69.5%
    Stockholders' equity                               93.5%            95.7%

The amounts allocated to inforce revenue are determined using the discounted cash flow of future commission payments adjusted for expected persistency, mortality and associated costs. The balance of the excess purchased price over the net tangible assets and identifiable intangibles is allocated to goodwill. The inforce revenue is amortized over its period of duration, which is generally thirty years. Many factors outside our control determine the persistency of our inforce business and we cannot be sure that the value we allocate will ultimately be realized.

Non-compete agreements are amortized over the periods of the agreements.

On June 27, 2001, FASB issued SFAS 141, Business Combinations. The new rules outlined in this new standard affect the allocations between goodwill and other intangible assets.

On June 27, 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. Under this new rule, effective with the year beginning January 1, 2002, goodwill is no longer to be amortized but will be subject to annual tests for impairment. The process for goodwill impairment determination is a two-step method.

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

We have adopted SFAS 142. An impairment charge of $892,000 ($523,000 after-tax) is reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

On January 1, 2002, we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting requirements of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS 144 removes goodwill from its scope and it establishes a primary asset approach to determine the cash flow estimation period for determining potential impairment of a group of assets. The adoption of this statement did not have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, we had total outstanding indebtedness of $21.4 million, or approximately 7.1% of total market value capitalization. Of the outstanding debt, $6.4 million was subject to fixed rates of 10.0% at September 30, 2002. The remaining $15.0 million of debt was borrowed under our revolver, at the prime rate (4.75%). If any of the revolver is still outstanding at December 31, 2002, this amount will convert into term debt payable in equal quarterly payments over the next five years.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to our company (and its consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the SEC under the Exchange Act.

There have been no significant changes to our internal controls or in other factors that could significantly affect these internal controls subsequent to the date the internal controls were not recently evaluated. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

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

On February 2, 2001, an action was commenced in the Superior Court of Maricopa County, Arizona by Ms. Kunkel against various defendants including our Healthcare Group. Ms. Kunkel alleges that her deceased husband was entitled to a life insurance policy in the face amount of $525,000 to be issued by the defendant insurance company under a split dollar life insurance plan sponsored by his defendant employer which was administered by our Healthcare Group. According to the complaint, Dr. Kunkel died before the initial premium was paid by his employer and before the policy was issued. On September 13, 2002, an agreement was reached for a complete settlement of this litigation. While the settlement terms are confidential, we regard the outcome as favorable and it does not have a material adverse impact on our financial condition or results of operations.

We are occasionally subject to lawsuits and claims arising out of the normal conduct of our business. Management does not expect the outcome of pending claims to have a material adverse effect on the business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The list of exhibits required by this Item 6(a) appears on the
                  Exhibit Index attached hereto.
         (b)      Reports in Form 8-K.

         On September 26, 2002, we filed an 8-K which includes the press release related to the acquisition of LongMiller and Associates, L.L.C.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CLARK/BARDES, INC.



Date     November 14, 2002                /s/  W.T. WAMBERG
    ----------------------       -----------------------------------------------
                                          W.T. Wamberg
                                 President and Chief Executive Officer


Date     November 14, 2002                /s/  THOMAS M. PYRA
    ----------------------       -----------------------------------------------
                                          Thomas M. Pyra
                                 Chief Financial Officer and Chief
                                 Operating Officer (Principal Financial Officer)


CERTIFICATIONS
--------------

I, W.T. Wamberg, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Clark/Bardes, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002               /s/  W.T. Wamberg
         -----------------         -----------------------


                                   Title:  President and Chief Executive Officer
                                         ---------------------------------------

I, Thomas M. Pyra, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of Clark/Bardes, Inc.;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b.       Evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002               /s/  Thomas M. Pyra
         -----------------         -------------------------


                                   Title:  Chief Financial Officer and Chief
                                         -----------------------------------
                                   Operating Officer
                                   -----------------

                                  EXHIBIT INDEX


2.1 Membership Interest Purchase Agreement, dated as of September 25, 2002, by and among Clark/Bardes, Inc., Clark/Bardes Consulting, Inc., Long, Miller & Associates, LLC and certain other parties named therein.

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

3.6 Certification of Amendment of the Certification of Incorporation of Clark/Bardes, Inc. (incorporated herein by reference to Exhibit 3.6 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on August 14, 2002).

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

10.1 Bonus Forfeiture Agreement, dated as of September 25, 2002, among Life Investors Insurance Company of America, Transamerica Life Insurance Company and Clark/Bardes Consulting, Inc.

10.2 Administrative Services Agreement, dated as of September 25, 2002, among Life Investors Insurance Company of America, Transamerica Life Insurance Company and Clark/Bardes Consulting, Inc.