Form 10-K
CLARK/BARDES INC
filed 2003-03-27
CIK 1063980

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

                 (Registrant's telephone number) (847) 304-5800

           Securities Registered Pursuant to Section 12(b) of the Act:

          TITLE OF SECURITIES                      EXCHANGES ON WHICH REGISTERED
          -------------------                      -----------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
   Yes [X]    No __

    The aggregate market value of common stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2002 was approximately $160.4 million.

    As of March 3, 2003 the registrant had outstanding 18,071,568 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
    The definitive proxy statement for the 2003 annual meeting is incorporated into Part III of this Form 10-K by reference.
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

FORWARD-LOOKING STATEMENTS...................................................  2

PART I
  ITEM 1.   BUSINESS.........................................................  3
  ITEM 2.   PROPERTIES....................................................... 17
  ITEM 3.   LEGAL PROCEEDINGS................................................ 19
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 19

PART II
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.......................................................... 20
  ITEM 6.   SELECTED FINANCIAL DATA.......................................... 21

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................ 23

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 44
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 45

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE............................................. 45

PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 45
  ITEM 11.  EXECUTIVE COMPENSATION........................................... 45

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 45
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 45
  ITEM 14   CONTROLS AND PROCEDURES.......................................... 45

PART IV
  ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K......................................................... 46
SIGNATURES................................................................... 77

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

         If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-K or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in this Form 10-K, including under the caption "Risk Factors," or in the documents incorporated by reference in this Form 10-K, which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

                                     PART I

ITEM 1.  BUSINESS

Overview

         Founded in 1967, Clark/Bardes, Inc. is a national firm dedicated to helping companies keep their best people through integrated compensation, benefits and funding solutions. We design, market and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. We have over 4,800 clients that use our customized programs to supplement and secure benefits for their executives, key employees and other professionals and to offset the costs of employee benefit liabilities and who rely on our consultants to structure their compensation programs.

         We have experienced significant growth and transition over the last several years. A majority of our revenues result from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients' benefit programs. As a result of a series of acquisitions, we have expanded our service offerings to become a value-added provider of a wide range of employee compensation and benefit consulting services. Our sources of revenue are: (1) commissions paid by the insurance companies issuing the policies underlying our benefit programs, (2) program design and administrative service fees paid by our clients, (3) executive compensation and benefit and related consulting fees and (4) legislative liaison and related advisory services.

         We are headquartered at 102 S. Wynstone Park Drive, North Barrington, Illinois 60010 and maintain offices nationwide. Our Internet address is www.clarkbardes.com. We post, by means of a hyperlink to the SEC's website, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.

Our products and services

         We provide executive compensation and benefit consulting services as well as evaluate, design, implement and administer a diverse array of compensation and benefit programs for executives, key employees and other professionals. Typically, in selling, designing and implementing executive compensation and benefit programs, we:

     o evaluate a client's existing compensation and benefit programs and the effectiveness of those programs in meeting that client's organizational needs;

     o   design or improve the compensation and benefit programs;

     o compare financing alternatives for the programs and present the financial strengths of each to the client;

     o arrange for the placement of the insurance coverage or other instruments which will finance the underlying programs; and

     o provide the enrollment, reporting and ongoing administrative services associated with the programs.

         Most of our benefit programs are financed by business-owned life insurance and other financial products. Business-owned life insurance refers to life insurance policies purchased and owned by a business on the lives of a select group of employees. The business pays the premiums on, and is the owner and beneficiary of, such policies. Business-owned life insurance programs are used primarily to offset a client's cost of providing executive benefits and to supplement and secure benefits for executives, key employees and other professionals. The cash flow characteristics of business-owned life insurance policies are designed to closely match the long-term cash flow characteristics of a client's employee benefit liabilities. Additionally, the cash value of the business-owned life insurance policies grows on a tax-deferred basis and the policies' death benefits are received tax free, providing an attractive return to the client.

         We maintain strategic relationships with insurance companies such as AEGON, AXA/Equitable, General American, Great-West, Mass Mutual, Nationwide, New York Life, Phoenix Life, Travelers and West Coast Life, in which both parties are committed to developing and delivering creative products with high client value. We work closely with clients to design customized products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features and competitive pricing.

         Set forth below is a description of our principal benefit plan solutions, consulting services, financing products and administrative services.


BENEFIT PLAN SOLUTIONS

         Deferred Income Plans. Deferred income plans allow executives to defer a portion of their current income on a tax-deferred basis. The deferred income and interest in a properly designed and administered deferred income plan grows on a tax-deferred basis until distributions are made to the executive, usually at retirement. Corporations often purchase life insurance to create an asset in order to offset the costs of the liability created by a deferred income plan. Deferred income plans can be structured in a variety of ways, including: traditional deferred income plans, which credit the deferred income amount with a fixed rate of interest and use fixed yield life insurance products to offset the costs of the company's liability, or variable deferred income plans, which credit the deferred income amount with interest based on bond or equity indices and use variable yield life insurance products to offset the costs of the company's liability. In an effort to provide additional security for executives, many corporations will create a trust to hold the related insurance policies.

         Supplemental Executive Retirement Plans. Supplemental executive retirement plans are specifically designed to supplement the dollar limitation on benefits paid from qualified pension plans. The maximum dollar amount of compensation that can be used to determine the pension benefits payable to an executive from a qualified plan is currently set at $200,000. Accordingly, non-qualified plans such as supplemental executive retirement plans, which are not subject to the same stringent rules, have increased in popularity. Many supplemental executive retirement plans are funded with the same insurance products and strategies used to fund deferred income plans.

         Supplemental Offset Plans. Supplemental offset plans are designed to supplement an executive's income by restoring retirement benefits previously limited by legislative changes. Supplemental offset plans are funded with insurance policies using a technique commonly known as "split dollar." Ownership rights to an individual policy are shared between the corporation and the executive. The corporation and the executive share in the insurance policy's increasing cash value and death benefit. The corporation pays the premiums and recovers these expenditures from its share of the policy's proceeds. The executive's interest in such policy is targeted to equal the present value of the retirement benefits due at the time of such executive's retirement. In July 2002, proposed Treasury regulations changed the manner in which split dollar life insurance arrangements will be taxed in the future. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Additionally, provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives. Consequently, legislation and proposed tax regulations could result in reduced revenue from split dollar arrangements.

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

         Disability Income Plan. Many companies provide group disability income insurance for their employees. In many cases, these plans have limits that may not be sufficient to provide reasonable income replacement for executives in the event of a disability. Group disability insurance plans marketed by our Executive Benefits Practice (previously known as "Compensation Resource Group") and Healthcare Group supplement the group plans currently in place, and provide additional income for executives in the event of a disability.

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

CONSULTING SERVICES

         With the acquisition of Pearl Meyer & Partners ("Pearl Meyer") in 2000, we entered the market for senior executive and board of director level executive compensation consulting. At the time of the acquisition, Pearl Meyer was one of the largest independent executive compensation consulting firms in the United States, and the acquisition broadened the services we offer to our clients. Our Healthcare Group and Banking Practice have developed compensation consulting programs in base salary, incentives, deferred compensation, and other compensation design plans.

         In 2002, we formed our Human Capital Practice. The new practice includes our existing Rewards and Performance Group and ten former partners ("partners") and 74 support staff from Arthur Andersen LLP's ("Andersen") Human Capital Practice. The Human Capital Practice provides compensation benefits and human resources consulting services and products to major companies.

         With the acquisition of the Federal Policy Group ("FPG") in 2002, we were able to expand our services to include a variety of legislative and regulatory strategic services. FPG develops and implements strategies to pursue legislative changes; anticipate and respond to proposed legislative initiatives; help shape administrative regulations and rulings; and raise the visibility of our clients through testimony before Congress and other avenues. Federal Policy Group clients include Fortune 500 companies, trade associations and other businesses.

FINANCING PRODUCTS

         Business-Owned Life Insurance. Business-owned life insurance is life insurance purchased and owned by a business on the lives of a select group of its employees. The insurance is used to help finance the business' executive benefit obligations. The insurance is held as a general asset and is not directly linked to the executives' benefits. Business-owned life insurance is marketed to mid-sized and large corporations and healthcare institutions.

         Bank-Owned Life Insurance. When utilized by banks, business-owned life insurance (as discussed above) is referred to as bank-owned life insurance. We market these programs to banks with assets in excess of $5 billion, as well as to regional and community banks that generally have assets of less than $5 billion. We were one of the first organizations to offer business-owned and bank-owned life insurance programs.

ADMINISTRATIVE SERVICES

         We believe that we are an industry leader in providing high quality and customized administrative services to support the executive benefit and insurance programs we market. As of December 31, 2002, we administered approximately 367,000 policies for 3,013 clients. As of the same date, the insurance policies underlying our employee benefit programs represented a total of approximately $155 billion of in-force insurance coverage.

         The following table presents the number of clients, policies administered, and in-force coverage as of December 31, 2002.

                              EXECUTIVE             BANKING     HEALTHCARE
                          BENEFITS PRACTICE        PRACTICE        GROUP            TOTAL
                          -----------------        --------     ----------          -----
CLIENTS                             601                1,950           462             3,013
POLICIES ADMINISTERED            94,366              261,400        11,471           367,237
IN-FORCE COVERAGE           $50 billion         $100 billion    $5 billion      $155 billion


         We also provide consulting services for an additional 1,850 clients.

         We generate fee-based revenues from providing administrative services to our clients. We approach administrative services with a strategy focused on servicing our clients' unique requirements and needs through customized, value-added services and intensive support in order to create brand and client loyalty and lower sensitivity to price. We further differentiate ourselves by employing a focused strategy for a particular buyer group through each of our practices. For instance, we service clients in the banking industry through our Banking Practice and not-for-profit healthcare organizations through our Healthcare Group with an insider's view of each market thereby providing high quality administrative services customized to a client's needs.

         We offer customized enrollment and administrative services for our employee benefit programs. In an effort to provide a high level of personalized services, each client is assigned an account team comprised of specialists who are responsible for servicing the needs of that client. The administrative services provided by each of our practices' account specialists include coordinating and managing the enrollment process; distributing communication materials; monitoring financial, tax and regulatory changes; providing accounting reports and periodic benefit statements to participants; performing annual reviews, and reporting the historical and projected cash flow and earnings impact of the plans. Each practice's account specialists are supported by actuarial, financial and insurance experts.

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

         We believe our commitment to providing high quality client and administrative services is one of the primary reasons that we have achieved the success we have enjoyed to date. We believe that our continued focus on, and investment in, the personnel and technology necessary to deliver high quality service to our clients will continue to bolster our reputation as an industry leader.

OUR BUSINESS UNITS

         We operate through six operating segments: (1) Executive Benefits Practice, (2) Banking Practice, (3) Healthcare Group, (4) Human Capital Practice, (5) Pearl Meyer & Partners, and (6) Federal Policy Group. Through these six segments, we design, market and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting and legislative strategic services to U.S. corporations, banks and healthcare organizations. Our six operating segments operate as independent and autonomous business units with a central corporate staff responsible for finance, strategic planning, and human resources. Each segment has its own client base as well as its own marketing, administration, and management teams.

         We have structured these segments to be independent because each has an established reputation in their distinct markets and a specific expertise required to serve these markets. Through these segments, we are able to tailor compensation and benefit programs and consulting services to the unique needs of our clients. At the same time, we emphasize the cross-selling of products and services between our groups. To encourage cross-selling, we have established percentage-based rewards for cross-segment referrals.

EXECUTIVE BENEFITS PRACTICE

         One of the leaders in its field, our Executive Benefits Practice ("EBP") focuses on the marketing, designing, implementation, administration and placement of financing of non-qualified benefit plans for Fortune 1000 companies and large private companies. This segment currently administers approximately 600 client cases, covering approximately 94,000 policies for executives, key employees and other professionals. The large corporate marketplace in which the Executive Benefits Practice does business requires a significant degree of customization. Growth in this group will focus on further penetrating the corporate marketplace and providing additional executive compensation and benefits services to corporations. EBP continues to struggle as a result of current economic conditions and proposed legislation related to the structure of deferred compensation plans which caused clients to delay implementation of new deferred compensation plans. We may continue to experience revenue declines in future periods due to the economy and the proposed legislation.

         Formerly the Clark/Bardes segment, our original core business, this group was expanded and reorganized with the acquisition of Compensation Resource Group in September 2000. The segment was also expanded by recent acquisitions including Forrest, Wagner & Associates, acquired in October 2000; Lyons Compensation and Benefits, LLC, acquired in August 2001; Coates Kenney, acquired in December 2001, and Comiskey Kaufman acquired in April 2002. With each of these acquisitions, we obtained a substantial book of business as well as a number of talented and experienced benefits professionals. In 2003, Coates Kenney will become part of our Human Capital Practice.

BANKING PRACTICE

         The Banking Practice offers compensation consulting, executive and director benefits programs, and bank-owned life insurance to the bank market. The Banking Practice is a market leader that provides programs to 1,950 banks, including 22 of the top 50 largest banks in the United States. In addition to compensation and benefit programs, this group also performs incentive consulting as well as the design of ownership succession programs.

         This group has completed several acquisitions of firms in its industry. The September 1997 acquisition of Bank Compensation Strategies, Inc. was our first acquisition and expanded our products and services into the community and small regional banking market. During 1999, we acquired National Institute for Community Banking and Banking Consultants of America, expanding the practice's employee and client base with companies that could be readily absorbed into our operating structure. During 2000, we acquired Christiansen & Associates, a former independent consultant in the banking practice, along with the Watson Company and W.M. Sheehan & Company, two regional compensation consulting firms in the banking market. In April 2002, we acquired Hilgenberg and Associates which specializes in providing compensation, benefit and bank-owned life insurance consulting services to banks located in the Midwest. On November 26, 2002, we acquired Long, Miller & Associates, LLC ("LongMiller"). LongMiller, located in Greensboro, North Carolina, specializes in bank-owned life insurance portfolio services. This acquisition enhances our capabilities by coupling LongMiller's product offerings and personnel with our current Banking Practice's extensive distribution channel. We financed this acquisition, with a purchase price of approximately $403.5 million and transaction costs of approximately $736,000, through the issuance of $305 million of non-recourse debt secured by commission and related payments from in-force policies sold by LongMiller, a draw-down of approximately $87.5 million on our existing credit facility and the issuance of $20 million of our common stock at $16.71 per share.

HEALTHCARE GROUP

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

         During 1999, we purchased Phynque, Inc. (d.b.a. MCG/Healthcare), an executive benefit consulting organization servicing the healthcare industry. The Healthcare Group provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations. With approximately 460 clients, the Healthcare Group is a market leader for compensation and benefit planning for healthcare executives and physicians. The Healthcare Group expanded in July 2001 with the acquisition of Management Science Associates. This acquisition allowed us to expand our client base and the services we provide to our clients.

HUMAN CAPITAL PRACTICE

         Human Capital Practice, formed during 2002, includes our existing Rewards and Performance Group and former partners and support staff from the Human Capital Practice of Arthur Andersen LLP. The Human Capital Practice provides compensation, benefits and human resources consulting services and products to major companies including technology and intellectual capital companies. The Human Capital Practice has experienced difficulties related to the start-up of a new consulting practice in the current challenging economic climate.

PEARL MEYER & PARTNERS

         Our executive compensation consulting practice was created through the acquisition on June 21, 2000 of Pearl Meyer & Partners, Inc., a New York City-based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization is focused predominantly on executive compensation consulting for Fortune 1000 corporations. It is one of the largest executive compensation consulting organizations in the United States.

FEDERAL POLICY GROUP

         With the acquisition of the Federal Policy Group ("FPG") in 2002, we were able to expand our services to include a variety of legislative and regulatory strategic services. FPG develops and implements strategies to pursue legislative changes; anticipate and respond to proposed legislative initiatives; help shape administrative regulations and rulings; and raise the visibility of our clients through testimony before Congress and other avenues. Federal Policy Group's clients include Fortune 500 companies, trade associations and other businesses.

DISTRIBUTION

         Each of our segments markets its employee benefit programs and related administrative and consulting services through an in-house sales organization as well as through consultants in independently operated sales offices located throughout the United States. As of December 31, 2002, we were represented by 159 consultants in 48 offices nationwide.

         Our independent consultants enter into exclusive agency agreements with us to market programs and services on our behalf. Each agreement defines the duties of the consultant to solicit and sell covered business, the commission splits between the consultant and ourselves, and includes a confidentiality agreement and operating standards. We pay a substantial portion of the total sales revenue as commissions to the independent consultant, usually from 50% to 65% of total revenue. All of our independent consultants are responsible for their own operating expenses. Some of our segments, such as the Healthcare Group, Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group generate a significant portion of their sales revenue through employee-consultants and we bear the administrative expense of the employee-consultants in exchange for a lower commission and fee expense.

         Many of our products have a securities component and must be sold through a licensed broker/dealer. Clark/Bardes Financial Services, Inc. ("CBFS"), is used by our consultants for distributing these securities-related products. CBFS currently distributes insurance, annuities and mutual funds for our products. CBFS currently has 239 registered representatives and is licensed to operate in all 50 states and the District of Columbia. By having our own broker/dealer, we are able to control costs and sensitive customer information more effectively than when we used an outside broker/dealer.

         Clark/Bardes Reinsurance Company, Ltd. ("CBRCL"), a wholly-owned subsidiary of Clark/Bardes, Inc., was incorporated in the Cayman Islands with Limited Liability effective December 13, 2001. CBRCL was formed in order to increase and diversify our earnings stream by participating in the underwriting profits of the insurance business produced by its various operating segments. The Governor In Council granted approval on December 19, 2001 for the issuance of an unrestricted Class "B" insurer's license to CBRCL, subject to the receipt and approval by the Cayman Monetary Authority of certain outstanding requirements of the Law. The insurance license for CBRCL has been issued and was capitalized effective as of February 1, 2002. The business activity in this subsidiary during 2002 consisted of operating expenses. No revenue was generated by this entity during 2002.

         Our consultants are supported by a design and analysis department in each segment. The primary responsibility of the design and analysis department is to design customized compensation and benefit programs that will effectively reduce the costs of a client's employee benefit liabilities. The design analyst works with the consultant to identify the needs of a prospective client and investigates the availability and pricing of products that are compatible with that client's needs. Finally, the analyst develops the financial projections necessary to evaluate the benefit costs and cost recoveries for the prospective client, together with an analysis of financing alternatives to assist the client in making a decision.

         We recognize the importance of attracting and retaining qualified, productive sales professionals. We actively recruit and develop new sales professionals in order to add to our distribution capacity. Further, our acquisition strategy focuses on retaining the productive sales professionals of the entity being acquired.

         As our business has grown, internally and through acquisitions, our reliance on a select few high volume consultants has decreased. Our top three consultants collectively accounted for approximately 6.8% of our total revenue in 2002, 6.8% of our total revenue in 2001 and 10.8% of our total revenue in 2000. We expect this concentration in business to continue to decrease as we expand our consultant base and product offerings.

MARKETING SUPPORT

         Substantial investments have been made in establishing highly qualified marketing departments in each practice. Each marketing department's primary focus is to support the sales efforts of their operation through integrated marketing communications strategies. The marketing departments develop and track leads for consultants through various channels including advertising, public relations, trade shows, and direct mail. Additionally, the marketing function provides collateral materials, business communication, brand support and survey research and distribution. We distribute external newsletters and other program update pieces to approximately 15,000 clients and prospects throughout the year and sponsor conferences and meetings featuring our industry experts. Public relations and corporate marketing functions coordinate the publication of articles, white papers, and briefs written by our consultants and ensure that our representatives are positioned as thought leaders and industry experts in national, local, and industry trade publications. These efforts have made us a clear leader in the executive compensation and benefits consulting industry.

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

INDUSTRY BACKGROUND

         Over the past twenty years, as the result of legislative change and increased competition for executive talent, compensation and benefit programs have become more sophisticated and complex. In turn, the financing of these programs has also become increasingly complex. Corporations and banks now commonly use life insurance to offset the costs of employee benefit liabilities and several large insurers, including AEGON, General American, Great-West, Mass Mutual, New York Life, Nationwide and Travelers, have committed significant resources to develop business-owned life insurance products for use in this market. The industry has shifted more toward the use of variable life insurance, which contain equity investment features to meet these needs.

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

         Our products and services have also historically been affected both positively and negatively by legislative change. In the past, legislation has increased the attractiveness of non-qualified benefit plans for highly-paid executives by limiting the amount of tax-deductible contributions to traditional pension plans. On the other hand, legislation has limited the use of financing instruments, such as certain uses of business-owned life insurance. For example, tax legislation was enacted that disallowed interest deductions on policy loans and essentially eliminated a financing technique for corporations known as "leveraged corporate owned life insurance." A recent Internal Revenue Service ("IRS") Notice and forthcoming Treasury regulations change the manner in which split dollar arrangements will be taxed. The new treatment will be, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Additionally, provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives. Consequently, legislation and the new tax regulations could result in reduced revenue from split dollar arrangements. The insurance-financed employee benefit market will likely continue to be affected significantly by legislative change. Consequently, we believe that the ability to respond quickly to legislative initiatives is a competitive advantage.

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

         We also believe the industry offers additional growth opportunities. We estimate that there are approximately 15,000 corporations, banks and healthcare institutions that have executive compensation and benefits needs which can be served by us. Of these, we currently have 3,013 as executive benefit, healthcare, and banking clients. In addition, the rising pay of executives and the nearing of retirement of the baby-boom generation are significant macro-trends that we believe will drive growth in our industry in the future.

EMPLOYEES

         As of December 31, 2002, we employed 972 people as follows:

         Executive Benefits Practice....................................... 316
         Banking Practice.................................................. 263
         Healthcare Group.................................................. 180
         Human Capital Practice............................................ 109
         Pearl Meyer & Partners............................................  37
         Federal Policy Group..............................................   8
         Resource Center (formerly Corporate) and Clark/Bardes Financial
         Services, Inc.....................................................  59
                                                                            ----
                  Total.................................................... 972
                                                                            ====

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

COMPETITION

         The executive compensation and benefit consulting market is highly competitive as the margins from this type of work are high. We compete with consulting firms, brokers, third party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Executive Benefits Practice include Mullin Consulting; TBG Financial; and Management Compensation Group. The competitors of our Banking Practice include Benmark; Meyer-Chatfield; and Analect. Additionally, the banking industry is constantly consolidating, which may reduce the number of potential bank clients. Primary competitors of our Healthcare Group, Human Capital Practice and Pearl Meyer include Hay Group; Towers Perrin; and Mercer Consulting Group.

         We compete for clients on the basis of reputation, client service, program and product offerings and the ability to tailor our products and administrative services to the specific needs of a client. We believe that we are in a superior competitive position in most of the meaningful aspects of our business because of our track record, name recognition, established relationships, industry focus and expertise, and specialization. We do not consider our direct competitors to be our greatest competitive threat. Rather, we believe that our most serious competitive threat will likely come from large, diversified financial services organizations that are willing to expend significant resources to enter our markets and from the larger competitors that pursue an acquisition or consolidation strategy similar to ours.

GOVERNMENT REGULATION

         State governments extensively regulate our life insurance activities. We sell our insurance products in all 50 states and the District of Columbia through licensed insurance producers. Insurance laws vary from state to state. Each state has broad powers over licensing, payment of commissions, business practices, policy forms and premium rates. While we have not encountered regulatory problems in the past, we cannot assure you that we will always be in compliance with all applicable regulatory requirements of each state. Additionally, we cannot be sure if we or our consultants or the insurance carriers underwriting the policies will encounter regulatory problems in the future, including any potential sanctions or penalties for operating in a state without all required licenses.

         While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws. As a result, our consultants and entities with which we have administrative service agreements related to selling those products must be registered with the National

Association of Securities Dealers. We market these financial products through CBFS, a wholly-owned subsidiary and a registered broker-dealer. While we have not had any regulatory problems in the past related to these products, we cannot assure you that we or our consultants will not have regulatory problems in the future.

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

RISKS RELATED TO OUR INDUSTRY

WE ARE SUBSTANTIALLY DEPENDENT ON REVENUE GENERATED BY THE SALE OF BUSINESS-OWNED LIFE INSURANCE POLICIES. CHANGES IN FEDERAL TAX AND LEGISLATIVE LAWS COULD MATERIALLY AND ADVERSELY AFFECT OUR RENEWAL INCOME AND ABILITY TO GAIN NEW BUSINESS.

         Many of the compensation and benefit programs we design and implement for our clients are financed with business-owned life insurance. Business-owned life insurance programs have tax advantages associated with such products that are attractive to our current and prospective clients. Commission revenue from these products represented 72.4%, 78.6% and 79.5%, of our total revenues in 2002, 2001 and 2000, respectively, and are expected to represent a larger percentage of our total revenues in the future as a result of our acquisition of LongMiller.

         There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. For example, in 1998, 1999, and 2000, the Clinton Administration proposed to deny interest deductions of corporate taxpayers in proportion to the unborrowed cash values of life insurance policies they held on the lives of their employees; however, this proposal was not adopted by the Congress and has not been renewed by the Bush Administration. More recently, in the aftermath of negative media coverage regarding certain types of business-owned life insurance, Senator Jeff Bingaman (D-NM) has proposed to tax the death benefits taxpayers receive from policies on the lives of former employees. Significant segments of the life insurance industry are engaged in an ongoing, intensive effort to oppose the Bingaman proposal. While Senator Bingaman did not offer his proposal in 2002, and while there has not been any significant demonstration of Congressional support for the proposal, there can be no assurance that the proposal will not ultimately be included in enacted legislation. If Congress were to adopt this proposal or other legislation eliminating or limiting the tax-deferred appreciation of business-owned life insurance policies, eliminating or limiting the tax-free payment of death benefits on such policies, or otherwise adversely affecting the tax treatment of the policies, these policies would be less attractive to policyholders and a large number of such policies could be surrendered or exchanged, which could have a material adverse effect on our financial condition and results of operations.

         In January 2002, an IRS Notice and proposed Treasury regulations changed the manner in which split dollar life insurance arrangements will be taxed in the future. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Additionally, provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives. Consequently, this initiative could result in reduced revenue from split dollar arrangements.

THE INTERNAL REVENUE SERVICE HAS RECENTLY LAUNCHED A MAJOR ENFORCEMENT INITIATIVE THAT COULD ADVERSELY AFFECT OUR BUSINESS.

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

OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IN INTEREST RATES, STOCK PRICES AND GENERAL ECONOMIC CONDITIONS.

         General economic conditions and market factors, such as changes in interest rates and stock prices, can affect our commission and fee income and the extent to which clients keep their policies in-force year after year. Equity returns and interest rates can have a significant effect on the sale and profitability of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products could become attractive to potential purchasers of the programs we market. Further, a prolonged decrease in stock prices can have an effect on the sale and profitability of our clients' programs that are linked to stock market indices. We cannot guarantee that we will be able to compete with alternative products if these market forces make our clients' programs unattractive.

         The continued general down cycle in the U.S. economy has adversely affected the financial condition of our clients, which in turn has resulted in a significant reduction in demand for compensation and benefit consulting services and programs. A continuation of current economic conditions, or any deterioration in those conditions, could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATED TO OUR COMPANY

WE FACE STRONG COMPETITION.

         Our business is highly competitive. We compete with consulting firms, insurance brokers, third party administrators, producer groups and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Executive Benefits Practice include Mullin Consulting; TBG Financial; and Management Compensation Group. The competitors of our Banking Practice include Benmark; Meyer-Chatfield; and Analect. Additionally, the banking industry is constantly consolidating, which may reduce the number of potential bank clients. Primary competitors of our Healthcare Group, Human Capital Practice and Pearl Meyer include Hay Group; Towers Perrin; and Mercer Consulting Group.

         We may also face competition from large, diversified financial services firms willing and able to expend the resources to enter our markets and from large direct competitors that choose to pursue an acquisition or consolidation strategy similar to ours.

WE ARE DEPENDENT ON CERTAIN KEY CONSULTANTS.

         Our top three consultants collectively accounted for approximately 6.8% of our total revenue in 2002, 6.8% of our total revenue in 2001, and 10.8% of our total revenue in 2000. We enter into agreements with our consultants in which they agree not to compete with us for a period of time after their relationship with us terminates. We cannot assure you that we will be able to maintain consultant relationships with our most productive consultants or that any non-compete provisions in the agreements will be honored or enforceable. Our business could suffer in the future as a result of the loss of any of our most productive consultants.

OUR BUSINESS DEPENDS ON THE RENEWAL COMMISSIONS WE GENERATE FROM THE LIFE INSURANCE POLICIES UNDERLYING OUR CLIENTS' COMPENSATION AND BENEFIT PROGRAMS.

         We derive a substantial portion of our revenue from the renewal commissions we earn on the business-owned life insurance policies and other financial instruments that underlie our clients' compensation and benefit programs. We earn these annual commissions so long as the underlying policies remain in existence. If a client chooses to cancel a policy, we will stop receiving any renewal commissions and fees on that policy. In addition, if a client delays or reduces the annual premiums it pays on the underlying policy due to a flexible premium structure or financial difficulties, our renewal commissions will be correspondingly delayed or reduced. We have historically experienced average persistency of approximately 95% on the policies underlying our renewal commissions although we cannot assure you that the persistency rate will not decline in the future. For the year ended December 31, 2002, our persistency rate was 93%.

OUR QUARTERLY OPERATING RESULTS CAN VARY DRAMATICALLY.

         Our operating results can fluctuate considerably from quarter to quarter. We have experienced and may continue to experience large concentrations of revenue in the first and fourth quarters. Our operating results may be affected by a number of factors including: a significant portion of the funding for our bank-owned life insurance products occurs in the fourth calendar quarter, many deferred compensation plans marketed by our Executive Benefits Practice are financed in the first fiscal quarter; and the timing of significant sales can have a material impact on our quarterly operating results.

         Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not consistently reliable indicators of future performance. Significant downward fluctuations in our quarterly operating results could result in a sharp decline in the trading price of our common stock. See further discussion about the quarterly operating results in Note 22 to the Consolidated Financial Statements under Item 15 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM.

         Our performance depends largely on the performance of our executive officers and key employees. It is important to us to keep and motivate high quality personnel, especially our management, consultants and program development teams. The loss of the services of any of our key employees particularly W. T. Wamberg, Chairman and Chief Executive Officer; Thomas M. Pyra, Chief Financial Officer and Chief Operations Officer; James C. Bean, Senior Vice President and Chief Integration Officer and acting President of the Executive Benefits Practice; Richard C. Chapman, President of the Banking Practice; Ken Ackerman, President of the Healthcare Group; Bruce Benesh, President of Human Capital Practice, Steve Hall, President of Pearl Meyer; and Ken Kies, Managing Director of Federal Policy Group could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that we will be successful in retaining our key personnel.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR ACQUISITION STRATEGY OR INTEGRATE THE BUSINESSES WE ACQUIRE.

         Since September 1997, we have completed 23 acquisitions. At any point in time, we may also be considering several other potential acquisitions. Future acquisitions may require substantial expenditures that will be financed through cash from operations, or bank debt as well as future debt and/or equity offerings. We cannot assure you that funds will be available from banks or through the capital markets or that they will be available on terms acceptable to us. If funds are not available, we may be unable to fully implement our acquisition strategy.

         Acquisitions involve numerous risks, including the diversion of our management's time and attention to the negotiation of the transaction and to the assimilation of the businesses acquired, the possible need to modify financial and other systems and add management resources, and unforeseen difficulties in the acquired operations. An acquisition may not produce the revenue and profits we expect. Thus, an acquisition that fails to meet our expectations could have a material adverse effect on our business, financial condition and operating results.

A SUBSTANTIAL PORTION OF OUR TOTAL ASSETS ARE REPRESENTED BY INTANGIBLE ASSETS.

         When we acquire a company, we normally acquire few tangible assets. Therefore, substantially all of the purchase price for the acquisition is allocated to intangible assets. The three primary components of our intangible assets are in-force revenue, goodwill and non-compete agreements. The amounts of purchase price allocated to in-force revenue are determined by discounting the cash flow of future commissions adjusted for expected persistency, mortality and associated costs. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives. The persistency of our in-force business is influenced by many factors outside of our control and we cannot be sure that the value we have allocated will ultimately be realized. The balance of the purchase price not allocated to identifiable intangible assets is classified as goodwill.

         If any component of our in-force revenue should become unrealizable, this could have a material adverse effect on our business, financial condition and operating results. We cannot assure you that all of our in-force revenue will be realizable or that accounting regulatory bodies will not impose different amortization methods.

A MAJORITY OF OUR COMMISSION REVENUE IS DERIVED FROM POLICIES WRITTEN BY A LIMITED NUMBER OF INSURANCE COMPANIES.

         We depend on a select group of insurance companies to underwrite the insurance policies underlying the programs we sell. During 2002, 20 life insurance companies underwrote substantially all of the insurance policies underlying our clients' programs. Seven of these companies accounted for approximately 48.3% of our first year commission revenue in 2002, 60.0% in 2001, and 66.3% in 2000. If our relationship with any of these insurance companies, or their financial condition, were to significantly change for any reason, we could experience a disruption in our ability to provide products and services to our clients. Although we believe such disruption would only be short-term and that we would not experience any difficulties in securing replacement relationships with similar insurance companies, any long-term delays in doing so could affect our ability to provide competitive financing alternatives to our clients.

MAJOR STOCKHOLDERS HAVE THE ABILITY TO INFLUENCE STOCKHOLDER ACTION.

         AEGON and Liberty Wanger Asset Management owned approximately 12.7% and 10.6%, respectively, of our outstanding common stock as of December 31, 2002. W.
T. Wamberg, our Chairman, President and Chief Executive Officer, owned approximately 10.7% of our outstanding common stock as of December 31, 2002. As a result, these shareholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of Clark/Bardes that may otherwise be beneficial to stockholders.

WE ARE SUBJECT TO LITIGATION WHICH MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND REPUTATION.

         From time to time, we are subject to lawsuits and other claims, which are being handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, we do not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on our overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings in a particular future period. See Item 3. "Legal Proceedings."

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

THE ISSUANCE OF ADDITIONAL COMMON STOCK MAY DILUTE OTHER STOCKHOLDERS.

         We have an aggregate of 18,559,250 shares of common stock authorized but unissued and not reserved for specific purposes. We may issue all of these shares without any action or approval by our stockholders. As of December 31, 2002, we had an aggregate of 2,433,202 unissued shares reserved for issuance under our employee and director incentive plans. In addition, 947,030 shares (based on the December 31, 2002 closing price of $19.25 per share) are subject to issuance as contingent payments in connection with our recent acquisitions if stipulated revenue and/or financial targets are achieved. We intend to continue to actively pursue acquisitions of competitors and related businesses and may issue shares of common stock in connection with those acquisitions. Any shares issued in connection with our acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by existing stockholders.

EXISTING STOCKHOLDERS CAN SELL A SUBSTANTIAL NUMBER OF THEIR SHARES IN THE PUBLIC MARKET WHICH COULD DEPRESS OUR STOCK PRICE.

         Sales of a substantial number of shares of our common stock in the open market, or the perception that such sales could occur, could adversely affect the trading price of our common stock. Mr. Wamberg held 1,931,680 shares as of December 31, 2002, representing approximately 10.7% of the outstanding shares of common stock. Institutional investors (that individually hold in excess of 5% of our outstanding shares) cumulatively represent 6,851,355 shares or approximately 37.9% of the outstanding shares of common stock. A decision by Mr. Wamberg or the other stockholders to sell shares of our common stock could adversely affect the trading price of our common stock.

DELAWARE LAW AND OUR CHARTER DOCUMENTS COULD PREVENT AN UNSOLICITED TAKEOVER.

         Delaware law, as well as provisions of our certificate of incorporation and bylaws, could discourage unsolicited proposals to acquire us, even though such a proposal may be beneficial to stockholders. These provisions include a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms, our board's authority to issue shares of preferred stock without stockholder approval, and Delaware law restrictions on many business combinations and prohibitions on removing directors serving on a staggered board for any reason other than "for cause."

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


                                                               CURRENT
                                                               MONTHLY       SQUARE
PRACTICE-LOCATION                                               RENT         FOOTAGE         LEASE EXPIRES
-----------------                                              -------       -------         -------------

Executive Benefits Practice--
      Dallas, Texas.............................................$86,485       59,372            April 2009
      Bethesda, Maryland.........................................22,650        8,519             July 2007
      Phoenix, Arizona............................................3,427        2,056            March 2004
      Los Angeles, California....................................62,188       37,313             June 2010
      Chicago, Illinois...........................................8,092        4,737             June 2004
      Bedminster, New Jersey......................................6,063        3,000        September 2008
      Berkeley, California (1)...................................16,997        5,483            April 2006
      Walnut Creek, California...................................10,292        2,366            April 2006
      Waltham, Massachusetts......................................6,710        2,440         November 2004
      Beachwood, Ohio.............................................5,590        3,049             June 2004
      Houston, Texas (1).........................................16,621        7,376        September 2008



                                                               CURRENT
                                                               MONTHLY       SQUARE
PRACTICE-LOCATION                                                RENT        FOOTAGE         LEASE EXPIRES
-----------------                                              -------       -------         -------------

Banking Practice--
      Bloomington, Minnesota....................................$85,678       38,114             June 2012
      Annapolis, Maryland.........................................2,588        1,190        September 2004
      Frisco, Texas..............................................11,104        6,034         February 2005
      Annapolis, Maryland.........................................1,156          180             June 2003
      Littleton, Colorado.........................................2,046          180           August 2004
      Dublin, Ohio................................................2,629        2,176            March 2004
      Jacksonville, Florida.......................................1,705        1,140             July 2003
      Duxbury, Massachusetts......................................4,282        3,455              May 2003
      North Barrington, Illinois.................................18,694        9,361         February 2009
      Mequon, Wisconsin..........................................10,007        6,025          October 2007
      Richmond, Virginia............................................777          866         December 2004
      Greensboro, North Carolina.................................15,538       13,066             July 2006
Healthcare Group--
      Minneapolis, Minnesota....................................$48,021       42,076             June 2008
      Burnsville, Minnesota.......................................1,050        1,050          October 2003
      Kansas City, Missouri (2)..................................25,375       20,000         December 2008
Human Capital Practice--
      New York, New York.......................................$101,598       19,672          October 2012
      Atlanta, Georgia (3).......................................27,151       15,652           August 2008
      Ann Arbor, Michigan.........................................3,677        1,789              May 2007
      Charlotte, North Carolina...................................6,652        3,983          October 2007
      Los Angeles, California....................................13,037        7,804             June 2010
      Marlboro, Massachusetts....................................25,168       15,284             July 2005
Pearl Meyer & Partners--
      New York, New York........................................$79,271       19,000              May 2010
Federal Policy Group--
      Washington, D.C...........................................$32,215        4,832         February 2012
Resource Center office--North Barrington, Illinois...............$9,167        6,875         February 2009

     (1) The Human Capital Practice co-locates with the Executive Benefits Practice at this location.
     (2) The Human Capital Practice co-locates with the Healthcare Group at this location.
     (3) The Executive Benefits Practice co-locates with the Human Capital Practice at this location.


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

         On July 25, 2000, Constellation Energy Group, Inc. ("Constellation") and related entities filed a civil action against us in the U.S. District Court for the District of Maryland. On September 14, 2001, Constellation amended its complaint and added New York Life Insurance and Annuity Corporation as a defendant. Constellation claims that we failed to take proper action in connection with the administration of an employee benefit life insurance program under which policies were issued by this insurance company. On February 20, 2003, an agreement was reached for a complete settlement of this litigation. While the settlement terms are confidential, we regard the outcome as favorable and believe such terms will not have a material adverse impact on our financial condition or results of operations.

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

         On May 30, 2001, we were named as a defendant in a lawsuit filed in the District Court of LaSalle County, Texas alleging gross negligence in connection with the death of an employee, when the private aircraft in which he was traveling on company business crashed. Damages are unspecified. We deny any and all claims and allegations in this action and intend to vigorously defend this matter. The matter is covered by our existing insurance.

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

         The following table sets forth for the periods indicated the high and low closing prices for our common stock, as reported on the Nasdaq National Market and the New York Stock Exchange.

                                                             HIGH         LOW
                                                             ----         ---

YEAR ENDED DECEMBER 31, 2001:
First Quarter...............................................$12.13       $8.00
Second Quarter.............................................. 24.13        8.50
Third Quarter............................................... 30.51       17.91
Fourth Quarter.............................................. 26.07       19.00
YEAR ENDED DECEMBER 31, 2002:
First Quarter...............................................$28.80      $22.49
Second Quarter.............................................. 30.60       20.73
Third Quarter............................................... 22.04       14.05
Fourth Quarter.............................................. 20.00       15.16
FIRST QUARTER TO MARCH 3, 2003..............................$19.48      $13.03

The closing price of our common stock on March 3, 2003, as reported on the New York Stock Exchange, was $13.96 per share. As of March 3, 2003, we had 18,071,568 outstanding shares of common stock and approximately 460 stockholders of record, which does not include shares held in securities position listings.

DIVIDEND POLICY

         We intend to retain future earnings to fund growth and do not plan to pay any cash dividends in the foreseeable future. Under the terms of our credit agreement with Bank One, as lead agent in a six bank lending group, we cannot declare or pay dividends or return capital to our stockholders, nor can we authorize or make any other distribution, payment or delivery of property or cash to our stockholders, unless the bank group gives its prior written consent. As approved by our bank group, we can repurchase, as we deem necessary, up to $5.0 million worth of common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On November 26, 2002, we issued 1,196,888 shares of our common stock as part of the purchase price for the acquisition of Long, Miller & Associates, LLC. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $20,000,000 and constituted 5.0% of the purchase price paid at closing.

         On March 5, 2002, we issued 127,618 and 43,138 shares of common stock to the previous owners of National Institute for Community Bank and Christensen & Associates, respectively, for attaining established financial criteria as outlined in the respective purchase agreements. The issues were exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was approximately $4.6 million.

         On March 22, 2002, we issued 34,291 shares of common stock to the previous owners of Rich, Florin/Solutions, Inc. for attaining established financial performance criteria as outlined in the purchase agreement. The issue was exempt from registration under Section 4(2) of the Securities Act of 1993. The total value of the share issued was approximately $891,000.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands except share and per share amounts)

    The following historical information should be read in conjunction with information included elsewhere herein, including the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                               2002(1)    2001(2)     2000(6)     1999(9)     1998(10)
                                                            -----------------------------------------------------------

           CONSOLIDATED STATEMENT OF OPERATIONS
           TOTAL REVENUE..................................    $278,586    $236,884    $149,567    $121,722     $74,766
                                                            -----------------------------------------------------------
           OPERATING EXPENSES.............................
             Commissions and fees.........................      89,998      84,002      50,804      53,108      46,111
             General and administrative...................     140,583     102,853      68,189      45,153      19,616
             Reimbursable expenses........................       5,043       4,848       2,028         962          --
             Amortization ................................       9,249      11,560       7,138       4,370       1,232
             Write-off of Insurance Alliance Group
             ("IAG")(3) ..................................          --       2,070          --          --          --
             Acquisition integration and
             reorganization (7) ..........................          --          --         518          --          --
             Fair value of warrants (11) .................          --          --          --          --       4,800
                                                            -----------------------------------------------------------
           OPERATING INCOME...............................      33,713      31,551      20,890      18,129       3,007
           OTHER INCOME (4) (8) ..........................         262         354       1,075          --          --
           INTEREST
             Income.......................................         350         551         278         329         565
             Expense......................................      (4,070)     (5,738)     (4,970)     (3,548)     (3,166)
             Interest rate swap settlement (5) ...........          --      (1,981)         --          --          --
                                                            -----------------------------------------------------------
           INCOME BEFORE TAXES............................      30,255      24,737      17,273      14,910         406
           INCOME TAXES (12) .............................      12,404       8,725       5,825       6,079         817
                                                            -----------------------------------------------------------
           INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
           CHANGE IN ACCOUNTING PRINCIPLES NET OF TAX..         17,851      16,012      11,448       8,831        (411)
             Cumulative effect of change in accounting
             principle, net of tax........................       (523)          --          --          --          --
                                                            -----------------------------------------------------------
           NET INCOME (LOSS) .............................     $17,328     $16,012     $11,448      $8,831       $(411)
                                                            ===========================================================
           BASIC EARNINGS (LOSS) PER
             COMMON SHARE:
           Basic Earnings (Loss) per Common Share,
           before cumulative effect of change in
           accounting principle...........................       $1.06       $1.22       $1.07       $0.97      $(0.08)
             Cumulative effect of change in accounting
             principle....................................       (0.03)         --          --          --          --
                                                            -----------------------------------------------------------
           BASIC EARNINGS (LOSS) PER COMMON SHARE.........       $1.03       $1.22       $1.07       $0.97      $(0.08)
                                                            ===========================================================
           Weighted average shares outstanding- Basic.....  16,896,657  13,162,899  10,744,718   9,077,775   5,006,009


                                                               2002(1)    2001(2)     2000(6)     1999(9)     1998(10)
                                                            -----------------------------------------------------------

           DILUTED EARNINGS (LOSS) PER
             COMMON SHARE:
           Diluted Earnings (Loss) per Common Share,
           before cumulative effect of change in
           accounting principle...........................       $1.02       $1.18       $1.05       $0.95      $(0.08)
              Cumulative effect of change in
              accounting principle........................       (0.03)         --          --          --          --
                                                            -----------------------------------------------------------
           DILUTED EARNINGS (LOSS) PER COMMON SHARE.......       $0.99       $1.18       $1.05       $0.95      $(0.08)
                                                            ===========================================================
           Weighted average shares outstanding- Diluted     17,513,106  13,575,830  10,880,093   9,328,939   5,006,009

           Dividends per Common share.....................         $--         $--         $--        $--         $--

           CONSOLIDATED BALANCE SHEET
           Cash and Cash Equivalents......................    $ 14,524     $10,207      $7,598      $4,832     $12,102
           Intangible Assets-- Net........................     600,195     187,728     165,373      94,991      45,209
           Total Assets...................................     734,570     269,931     219,855     125,524      67,493
           Debt:
             Current......................................      22,675       1,046      11,968       7,252       4,344
             Long Term....................................     395,384       6,079      52,605      35,473      24,713
           Total Liabilities..............................     493,448      73,739     107,297      63,156      37,795

           Stockholders' Equity...........................     241,122     196,192     112,558      62,368      29,698


(1) Includes the results of operations subsequent to the date of acquisition of the following:
    o Federal Policy Group as of February 25, 2002
    o Hilgenberg and Associates as of April 25, 2002
    o Comiskey Kaufman as of April 26, 2002
    o Long, Miller & Associates, LLC as of November 26, 2002

(2) Includes the results of operations subsequent to the date of acquisition of the following:
    o Rich Florin/Solutions, Inc. (f.d.b.a Executive Alliance) as of
      March 12, 2001
    o Partners First as of March 23, 2001
    o Management Science Associates, Inc. as of July 24, 2001
    o Lyons Compensation & Benefits, LLC as of August 31, 2001
    o Coates Kenney as of December 26, 2001

(3) In 2001, we incurred an operating expense of $2.1 million in connection with the write-down of assets acquired from Insurance Alliances Group.

(4) In 2001, other income includes $191,000 of life insurance proceeds as a result of the death of an executive.

(5) In 2001, we recorded interest expense of approximately $2.0 million as a result of the interest rate swap settlements associated with the pay off of our outstanding bank debt with the proceeds from our secondary offering.

(6) Includes the results of operations subsequent to the date of acquisition of the following:
    o Christiansen & Associates as of January 1, 2000
    o The Watson Company as of February 1, 2000
    o Insurance Alliances Group as of May 5, 2000
    o W.M. Sheehan & Company, Inc. as of June 13, 2000
    o Pearl Meyer & Partners, Inc. as of June 21, 2000
    o Compensation Resource Group as of September 6, 2000
    o Forrest, Wagner & Associates as of October 23, 2000





(7) In 2000, we incurred an operating expense of $518,000 in connection with the integration of our acquisition of Compensation Resource Group.

(8) In 2000, we received $1.0 million of life insurance proceeds as the result of the death of a sales consultant.

(9) Includes the results of operations subsequent to the date of acquisition of the following:
     o National Institute for Community Banking as of January 1, 1999
     o Management Compensation Group/Healthcare as of April 1, 1999
     o The Wamberg Organization as of September 1, 1999
     o Banking Consultants of America as of October 1, 1999

(10) Includes the results of operations subsequent to the date of acquisition of the following:
     o Schoenke & Associates as of September 1, 1998
     o Wiedemann & Johnson as of November 1, 1998

(11) We accrued $4.8 million in July 1998 for the fair value of put warrants which represented 1,525,424 shares of common stock.

(12) For periods prior to July 31, 1998, income tax expense reflects the liability for state income taxes only. No provision for federal income taxes had been made prior to July 31, 1998 because we had elected to be treated as an S corporation for federal income tax purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (Tables shown in thousands of dollars, except per share amounts)

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto and other information appearing elsewhere in this Form 10-K.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as those that are most important to the portrayal of its financial condition and the results of operations, and which require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and judgments. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions and conditions.

REVENUE SOURCES AND RECOGNITION

        Our operating segments derive their revenue primarily from:

        o commissions paid by the insurance companies issuing the policies underlying our clients' benefit programs;
        o program design and administrative service fees paid by our clients;
        o executive compensation and benefit and related consulting fees; and
        o       fees for legislative liaison and related advisory services.

        Our commission revenue is normally recurring, is typically paid annually and usually extends for a period of ten years or more after the sale. Commissions are paid by insurance companies and vary by policy and by program and typically represent a percentage of the premium or the cash surrender value of the insurance policies underlying the program.

                  First Year Commission Revenue and Related Fees. First year commission revenue and related fees are derived from two principal sources: (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid, by the client, to the insurance company; and
              (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies.

                  Our first year commission revenue is frequently subject to chargeback, which means that insurance companies retain the right to recover commissions paid in the event policies prematurely terminate. The chargeback schedules differ by product and usually apply to first year commission only. A typical chargeback schedule, based on a percent of first year commission, is as follows:
                              Year 1                       100%
                              Years 2 and 3                 50%
                              Year 4                        25%
                              Years 5 and beyond             0%

                  While the commission revenue is subject to chargeback, our experience has indicated that less than 1% of revenue recognized has ever been refunded to insurance companies pursuant to such chargeback provisions. Given the homogenous nature of such cases and historical information about chargebacks, we believe we are able to accurately estimate the revenue earned. We currently maintain a chargeback allowance, which is monitored on a quarterly basis for adequacy.

                  Renewal Commission Revenue and Related Fees. Renewal
              commission revenue is the commission we earn on the policies underlying the benefit programs we have sold in prior years. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on the type of policy.

                  Consulting fee revenue. Consulting fee revenue consists of fees of Human Capital Practice, Pearl Meyer and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, pension savings plan design and management, people strategy, compensation surveys, institutional registered investment advisory services and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement and are earned when the service is rendered. Some of our consulting clients pay a retainer at the beginning of a project. These revenues are recognized ratably over the term of the engagement. Consulting revenue generated by the Executive Benefits Practice, Banking Practice and Healthcare Group are included in the first year revenue line on our consolidated income statement.

                  Administrative service fee revenue. Administrative service fee revenue consists of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are included in our renewal revenue line on our consolidated income statement.

                  During the fourth quarter of 2002, we completed an analysis of the services provided and timing thereof under our administrative services agreements at our Executive Benefits Practice. As a result of this analysis, we determined that because of changes in the timing of the services being provided, revenue under these agreements should have been recognized on the straight-line during 2002. Historically, these fees were recognized 75% in the renewal month and 25% ratably over the remainder of the annual service agreement.

                  As a result, the first three quarters of the year ended
              December 31, 2002, have been restated from the amounts previously reported to recognize administrative service fees on a straight-line basis.

         We record revenue on a gross basis when we are the primary obligor in the arrangement or when we bear the credit risk in the arrangement. We record revenue on a net basis when another party is the primary obligor in the arrangement or when another party bears the credit risk.

         In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenue. Similarly, related reimbursable expenses are also shown separately within operating expenses. EITF Issue No. 01-14 was effective as of January 1, 2002 and all periods presented have been reclassified to reflect the adoption of this accounting literature. The net result of the above is an increase in revenue and operating expense of approximately $5.0 million, $4.8 million and $2.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. These reclassifications had no effect on our operating income.

INTANGIBLE ASSETS

         We have intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with an acquisition. Intangible assets consist of the net present value of future cash flows from policies in-force at the acquisition date, non-compete agreements with the former owners, other identifiable intangibles and goodwill. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives.

         The net present value of in-force revenue is typically amortized between 20 and 30 years (the expected average policy duration). The determination of the amortization schedule involves making certain assumptions related to persistency, expenses, and discount rates that are used in the calculation of the carrying value of in-force revenue. If any of these assumptions change or actual experience differs materially from the assumptions used, it could affect the carrying value of the in-force revenue.

         We are required to assess potential impairments of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         In assessing the recoverability of goodwill and the net present value of future cash flows from policies in-force, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges not previously recorded.

EMPLOYEE COMPENSATION

         We account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Common stock options issued to employees to date did not result in compensation expense because the exercise price of the option equaled the market price of the underlying stock on the date of grant.

         SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. We have elected to remain on the current method of accounting as described above for employees. However, we account for stock options granted to non-employees under the provisions of SFAS No. 123.

         Employees are eligible for bonuses based upon us achieving certain pre-determined targets. The bonus expense is accrued ratably over the year based upon our estimate of meeting these targets. This bonus accrual is reviewed and adjusted periodically.

FINANCIAL STATEMENT OVERVIEW

         Our revenue for the year ended December 31, 2002 was $278.6 million compared to $236.9 for the year ended December 31, 2001, an increase of 17.6%. Our net income for 2002 (after cumulative effect of change in accounting principle of $523,000, net of tax, from the adoption of SFAS No. 142) was $17.3 million compared to $16.0 million for the year ended December 31, 2001, an increase of 8.2% over 2001. Diluted earnings per share for 2002 was $0.99 compared to $1.18 for 2001. The diluted weighted average number of shares outstanding increased to 17.5 million for the year ended December 31, 2002 compared to 13.6 million for the year ended December 31, 2001.

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Revenue. Total revenue for the year ended December 31, 2002 was $278.6 million compared to $236.9 million for the year ended December 31, 2001. The Banking Practice experienced strong revenue growth of 26.3% between December 31, 2001 and December 31, 2002 as a result of the closing of numerous cases in the community banking sector and the acquisition of LongMiller in November 2002. The increase of approximately $3.0 million of first year commission and fee revenue and approximately $14.0 million of renewal revenue is attributable to the acquisition of LongMiller. Revenue growth was also strong in the Healthcare Group which benefited from increased first year commission and fee revenue. Revenue was positively impacted by approximately $9.5 million with the February 2002 acquisition of Federal Policy Group, which provides tax and legislative consulting services. New business revenue includes $3.2 million received pursuant to an Administrative Services Agreement and Bonus Forfeiture Agreement with an insurance carrier with which a significant amount of in-force insurance is in place (see Administrative Services Agreement and Bonus Forfeiture Agreement below). Our Executive Benefits Practice experienced a decline in revenue from $94.2 million in 2001 to $85.6 million in 2002 as a result of the current economic conditions and proposed legislation related to the structure of deferred compensation plans that has caused clients to delay implementing new deferred compensation plans. These circumstances may continue in future periods and adversely affect our ability to generate future revenue in EBP.

         Commission expense. Commission and fee expense was $90.0 million, or 32.2% of total revenue for the year ended December 31, 2002, versus $84.0 million, or 35.5% of total revenue for the year ended December 31, 2001. This reduction in the percentage of commission expense as a percentage of revenue reflects an increased proportion of revenue from fee-based consulting activity in 2002 as well as an increase in the percentage of revenue generated from employee consultants. We expect our recent acquisition of LongMiller to result in a significantly greater percentage of commission expense as a percentage of revenue in the future. Fee-based consulting activity accounted for 11.6% of December 31, 2002 revenue compared to 8.3% of December 31, 2001 revenue. Included in commission expense is $474,000 of non-cash expense recognized in 2002 from performance-based stock options issued to non-employee producers. Such expenses may be incurred in the future if certain non-employee producers achieve specified targets.

         General and administrative expense. General and administrative expense for the year ended December 31, 2002 was $140.6 million or 50.5% of total revenue compared to $102.9 million or 43.4% of total revenue for the year ended December 31, 2001. The increase is attributed to the expanded staffing of sales consultants and support services company-wide and expenses associated with recent acquisitions. General and administrative expenses also include $13.3 million of general and administrative expense, which includes approximately $825,000 of severance costs associated with not pursuing the International Employment Solutions practice, for Human Capital Practice since May 2002. In addition, general and administrative expense includes $550,000 of severance costs related to reorganization initiatives in the Healthcare Group that occurred in second quarter 2002.

         Amortization. Amortization expense for the year ended December 31, 2002 was $9.2 million compared to $11.6 million in the prior year period. The reduction in amortization expense resulted from the January 2002 adoption of SFAS No. 142, which eliminated the amortization of goodwill, offset by amortization related to identifiable intangibles through acquisitions in 2002. For the year ended December 31, 2001, amortization expense included $4.0 million pre-tax attributed to goodwill amortization. The acquisition of LongMiller is expected to add approximately $13.0 million of amortization expense in 2003 as a result of a full year's of amortization of the net present value of in-force revenue. We acquired approximately $400 million of in-force revenue with our November 2002 acquisition of LongMiller and the 2002 results include one month of amortization related to this intangible asset.

         Other income. During 2002, we received $269,000 rental income from a tenant. During 2001, we received $191,000 of life insurance proceeds as the result of the death of one of our employees, and rental income from a tenant of $256,000.

         Interest expense - net. Net interest expense for the year December 31, 2002 was $3.7 million compared to $7.2 million in 2001. In 2001, we recorded interest expense of approximately $2.0 million as a result of the interest rate swap settlements associated with the pay off of our outstanding bank debt with the proceeds from our secondary equity offering. As a result, we had minimal debt outstanding during the first half of 2002. With the November 2002 acquisition of LongMiller, we borrowed approximately $87.5 million on our line of credit and issued $305 million of non-recourse insurance revenue asset-backed notes. For 2003, interest expense is expected to increase significantly with the incurrence of this additional indebtedness.

         Income taxes. Income taxes for the year ended December 31, 2002 were $12.4 million at an effective tax rate of 41.0% compared to $8.7 million at an effective tax rate of 35.3% for the year ended December 31, 2001. The 2001 effective tax rate was affected by the filing of an amended tax return during the third quarter 2001 which reduced the overall tax rate.

         Net income. Net income, after an impairment charge of $523,000 net of taxes from the adoption of SFAS No. 142, for the year ended December 31, 2002 was $17.3 million, or $0.99 per diluted common share versus net income of $16.0 million or $1.18 per diluted share for the same period last year. The diluted weighted average number of shares outstanding increased to 17.5 million shares for the year ended December 31, 2002 from 13.6 million shares for the year ended December 31, 2001.

    YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenue. For the year ended December 31, 2001, our total revenue was $236.9 million, an increase of 58.4% over $149.6 million for the year ended December 31, 2000. This increase was attributable primarily to a full year's results for Compensation Resource Group (full twelve months compared to four months in 2000) and Pearl Meyer (full twelve months compared to six months in
2000), and the addition of Rich Florin/Solutions Inc. (f.d.b.a. Executive Alliance) in March 2001. In addition, we had strong sales results in the corporate and community banking markets in 2001.

         Commission expense. Commission expense increased 65.3% from $50.8 million in 2000 to $84.0 million in 2001, and was negatively impacted by a larger percentage of sales in 2001 that were generated by independent consultants who typically are paid higher commissions. However, this was partially offset by the larger percentage of total sales in 2001 generated by Pearl Meyer and Human Capital Practice which has no commission expense.

         General and administrative expense. General and administrative expense was $102.9 million or 43.4% of revenue in 2001 compared to $68.2 million or 45.6% of revenue in 2000. The increase can be primarily attributed to the full year results of Compensation Resource Group, Pearl Meyer and the five acquisitions completed in 2001. General and administrative expense as a percentage of revenue has declined from 45.6% to 43.4% due to integration activities and spreading of fixed costs over a larger revenue base.

         During 2001, general and administrative expense for the corporate headquarters was $11.7 million as compared to $9.1 million in 2000. This increase over prior year can be attributed primarily to expenses related to the start up of the reinsurance business and larger bonuses in 2001 as a result of our performance.

         Amortization. Amortization was $11.6 million in 2001 or 62.0% higher than $7.1 million incurred in 2000. This is a result of a full year's amortization cost for Compensation Resource Group and Pearl Meyer. Approximately $4.0 million of the amortization in 2001 related to goodwill.

         Interest expense - net. Net interest expense excluding the interest expense for the settlement of an interest rate swap associated with the pay off of our outstanding bank debt with the proceeds from our secondary offering was $5.2 million in 2001 compared to $4.7 million in the prior year. We borrowed $20.0 million during the year to fund our acquisitions.

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

         Net income. Net income of $16.0 million in 2001 represented a $4.6 million, or a 39.9% increase over 2000. On a diluted per share basis, earnings were $1.18, an increase of 12.4% over 2000.

SIGNIFICANT ACQUISITIONS

         On November 26, 2002, we acquired Long, Miller & Associates, LLC ("LongMiller"). LongMiller, located in Greensboro, North Carolina, specializes in bank-owned life insurance portfolio services. For the nine months ended September 30, 2002 and the year ended December 31, 2001, LongMiller had revenues of $47.1 million and $65.8 million, respectively, and operating income of $31.1 million and $41.8 million, respectively. This acquisition enhances our capabilities by coupling LongMiller's product offerings and personnel with our current Banking Practice's extensive distribution channel. We financed this acquisition, with a purchase price of approximately $403.5 million and transaction costs of approximately $736,000, through the issuance of $305 million of non-recourse debt secured by commission and related payments from in-force policies sold by LongMiller, a draw-down of approximately $87.5 million on our existing credit facility and the issuance of $20 million of our common stock at $16.71 per share. The results of LongMiller are included in our Banking Practice results from date of acquisition.

         The unaudited pro forma information below presents our results as if the acquisition of LongMiller had occurred on January 1, 2001.

                                            YEAR ENDED DECEMBER 31,
                                           --------------------------
                                              2002            2001
                                           ----------     -----------
         Pro Forma
           Revenue.......................   $329,435       $302,715
           Net income....................     17,534         21,095
           Diluted earnings per share....       1.00           1.43

         More detailed financial information relating to LongMiller and pro forma financial information relating to our results if the acquisition had been completed on January 1, 2001, are contained in our Current Report on Form 8-K filed with the SEC on January 29, 2003.

         On February 25, 2002, we acquired the Federal Policy Group of PricewaterhouseCoopers LLP. Based in Washington, D.C., Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations and other businesses before the government on legislative and regulatory policy matters. This acquisition allows us to continue to expand our service offerings to the corporate market. The purchase price was $11.0 million before acquisition costs, consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments over the next four years based upon attainment of established performance criteria. If earned, the contingent payments will consist of 70% cash and 30% our common stock. As of September 30, 2002, Federal Policy Group attained its 2002 performance criteria. Accordingly, $1.5 million has been included in accrued liabilities and goodwill on the December 31, 2002 balance sheet. The results of the Federal Policy Group are included in the consolidated results from date of acquisition. With the acquisition of Federal Policy Group, it became our sixth operating segment.

         Our evaluation focus is on the quality of the management and future earnings and growth potential of the target company. In several of our acquisitions, we also acquire the financial value embedded in a book of recurring renewal business that is expected to be realized for many years after the acquisition takes place. Up until now, our future renewal revenue stream has been the source of collateral for our acquisition line of credit. As we acquire more businesses that do not have this attribute, this may limit our future borrowing availability. We typically structure a majority of the purchase price in cash. We acquire little in the way of tangible assets, thus creating a substantial amount of intangible assets on our balance sheet. The companies we acquire are typically privately owned and structured as subchapter S corporations with the income taxed directly to the shareholders and the acquisitions are usually effected through a purchase of assets.

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

FORMATION OF HUMAN CAPITAL PRACTICE

         On May 16, 2002, we announced the formation of our Human Capital Practice. The new practice includes our existing Rewards and Performance Group and ten former partners ("partners") and 74 support staff from the Human Capital Practice of Arthur Andersen LLP ("Andersen"). Prior to hiring, the partners and Andersen mutually terminated their partnership interest and association with each other free of all restrictive provisions under the Andersen Partnership Agreement and under any agreements relating to the employment with Andersen. We believe any successor liability is mitigated by hiring each new employee in a conventional employer/employee relationship.

         The former Andersen partners received full recourse and interest bearing loans in the amount of $8.4 million. Of these loans, $1.2 million have a term of two years and the remaining $7.2 million have a term of six and one-half years. As long as the partner is employed on the hiring anniversary date for the two year loans and each December 31st for the six and one-half year loans, a pro rata portion of the loans will be forgiven at each date. These loans are classified as other assets on the December 31, 2002 balance sheet and are being amortized into the Human Capital Practice financial results as general and administrative expense. In October 2002, we agreed with one of the partners to terminate our relationship. In December 2002, we recorded a charge of approximately $575,000 related to the forgiveness of part of the partner's loan. The remaining loan amount of approximately $834,000 will be received over the next six years. Assuming all remaining partners continue to be employed by us throughout the terms of the loans, the amounts amortized into operating expense for the following fiscal years would be:

                        2003                      $1,480
                        2004                       1,134
                        2005                         887
                        2006                         887
                        2007                         887
                        2008 and thereafter          887

         In addition, support staff received a total of $602,000 in sign-on bonuses at the time of their employment. The support staff will retain the bonus payments if they remain employed through May 16, 2003. If they voluntarily leave before this date, they must repay a pro-rata portion of their bonus. The sign-on bonuses are amortized into the Human Capital Practice results over the first twelve months of employment. As of December 31, 2002, approximately $201,000 is included in other assets.

         In connection with the formation of the Human Capital Practice, the asset purchase agreement for Rewards and Performance Group (formerly Rich, Florin/Solutions, Inc.) was amended. One-half of the original contingent consideration (approximately $3.8 million) will be paid in March 2003 through March 2005 regardless of performance of the practice and the other half is contingent upon the results of the Human Capital Practice. Accordingly, $3.8 million has been accrued with a corresponding increase in goodwill.

ADMINISTRATIVE SERVICES AGREEMENT AND BONUS FORFEITURE AGREEMENT

         On September 25, 2002, we entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of our principal stockholders and insurance carrier. During 2002, we received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.2 million in 2002, pursuant to this agreement. Under the terms of this agreement, we expect to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years, depending upon certain conditions. Of this annual amount $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and we will not have access to this cash for general corporate purposes until the securitized notes are fully paid. This revenue, net of amounts provided for chargebacks, will be recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or exchanged. Any chargeback amounts would be deducted from the next scheduled payment.

RECENT DEVELOPMENTS

Tax and legislative initiatives

         In recent years, the Internal Revenue Service ("IRS") has undertaken a major enforcement initiative to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995. The IRS has prevailed on the cases it has litigated to-date related to this initiative and has recently made a temporary public settlement offer to address ongoing cases. While we stopped selling leveraged business-owned life insurance programs after 1995 and we do not expect any material adverse impact on our revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client's decision to continue or surrender an existing leveraged business-owned life insurance program.

         On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. This law generally prohibits any personal loans from certain SEC regulated companies to current directors or executive officers of such companies. While it is not entirely clear, there is a possibility that company premium payments made on or after July 30, 2002 on collateral-assignment split dollar policies, on current directors or executive officers of those SEC-regulated companies, could be covered by the loan prohibition. Without favorable clarification of this law, revenue from collateral assignment split dollar arrangements could be reduced as a result of this law.

         We have certain split dollar policies with four of our officers. These policies are expected to be terminated in 2003.

Change in insurable interest laws

         There have been several recent proposals in various states (e.g., Georgia, Texas, Washington, and California) to change the insurable interest and other state laws governing the ability of an employer to purchase or hold life insurance on the lives of employees. Significant segments of the life insurance industry are engaged in an ongoing, intensive effort to prevent the enactment of state law changes that would have an adverse impact on business-owned life insurance. If one or more states were to adopt proposals limiting the ability of employers to purchase or hold life insurance on the lives of employees, the market for these policies would be reduced and a number of existing policies could be surrendered or exchanged, with a resulting reduction in our revenues from these arrangements.

Interest rate swaps

         On January 7, 2003, we entered into two interest rate swaps with a total notional value of $50 million to hedge $50 million of term debt. The terms of these interest rate swaps are as follows:

                                                 Fixed rate to       Variable rate to
                          Notional amount           be paid             be received             Maturity date
                          ---------------           -------             -----------             -------------
                          $28 million                2.85%                LIBOR               December 31, 2007
                          $22 million                2.92%                LIBOR               December 31, 2007

RELATED PARTY TRANSACTIONS

         We lease 16,266 square feet of office space owned by our Chairman and Chief Executive Officer, W. Thomas Wamberg, for approximately $400,000, under a lease expiring on February 21, 2009.

         Wamberg Financial Corporation, one of our wholly-owned subsidiaries, leases hangar space for the corporate aircraft from WTW Investment, an entity controlled by Mr. Wamberg for an annual rent of approximately $45,000.

         During 2003, we paid Randy Pohlman, a member of our Board of Directors, $40,000 as a referral fee. This amount was accrued in our financial statements as of December 31, 2002.

         In 2001, Mr. Wamberg and Richard Chapman, Executive Vice-President of Clark/Bardes, Inc. and President of the Banking Practice, have collectively invested $1 million in a company of which George Dalton, a member of our Board of Directors, is founder and majority shareholder.

         Mr. Wamberg's two step-sons, Jason French and Chuck French, are employed by us. Jason is a Director of Corporate Marketing and Chuck is a consultant with the Executive Benefits Practice. Neither of them report directly to Mr. Wamberg.

         William Archer, a member of our Board of Directors since February 2001, is a senior policy advisor at PricewaterhouseCoopers LLP. We previously engaged PricewaterhouseCoopers LLP to perform various consulting related to the installation of our wide area network and a knowledge management system at one of our compensation consulting practices. In addition, PricewaterhouseCoopers was retained by one of our practices to perform certain legislative work. During 2002 and 2001, we paid approximately $380,000 and $726,000, respectively, to PricewaterhouseCoopers LLP for these services.

         On February 25, 2002, we acquired the Federal Policy Group of PricewaterhouseCoopers LLP. The purchase price was $11.0 million before acquisition costs of approximately $28,000, consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments over the next four years based upon attainment of established performance criteria.

         Robert Long became a member of our Board of Directors in January 2003 as a result of the LongMiller acquisition. He received a substantial amount of the proceeds including notes from our November 2002 purchase of LongMiller.

         On September 25, 2002, we entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of our principal stockholders. During 2002, we received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.2 million in 2002, pursuant to this agreement. Under the terms of this agreement, we expect to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years, depending upon certain conditions. Of this annual amount, $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and we will not have access to this cash for general corporate purposes until the securitization notes are fully paid. This revenue, net of amounts provided for chargebacks, are being recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or exchanged. Any chargeback amounts would be deducted from the next scheduled payment.

         Fox-Pitt Kelton, co-manager of our November 2001 secondary offering, owns Conning Capital Partners. Steve Piaker, a member of our Board of Directors, is a partner with Conning Capital Partners.

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

         During the fourth quarter of 2002, we completed an analysis of the services provided and timing thereof under our administrative services agreements at our Executive Benefits Practice. As a result of this analysis, we determined that because of changes in the timing of the services being provided, revenue under these agreements should have been recognized on the straight-line during 2002. Historically, these fees were recognized 75% in the renewal month and 25% ratably over the remainder of the annual service agreement. In addition, we are also restating to reflect a timing difference whereby CBFS was under-recognizing revenue in the period earned. This restatement for CBFS had no impact on prior years reported or on 2002 results for the full year.

         As a result, the first three quarters of the year ended December 31, 2002, have been restated from the amounts previously reported to recognize administrative service fees on a straight-line basis and record CBFS revenue in the appropriate period.

         The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

                                                                             QUARTER ENDED
                                 ---------------------------------------------------------------------------------------------------
                                     DEC.          SEPT.         JUNE          MAR.         DEC.      SEPT.       JUNE       MAR.
                                     2002          2002          2002          2002         2001      2001        2001       2001
                                     ----          ----          ----          ----         ----      ----        ----       ----
                                                   (AS           (AS           (AS
                                                PREVIOUSLY    PREVIOUSLY    PREVIOUSLY
                                                 REPORTED)     REPORTED)     REPORTED)
REVENUE
  First year commissions
and related fees..............     $39,824        $36,042       $26,307       $24,551     $40,813    $22,021     $20,353    $36,162
  Renewal commissions and
related fees..................      43,324         17,665        18,409        36,172      32,278     18,167      16,678     25,905
Consulting fees...............      10,098          8,215         8,911         5,031       5,100      4,255       6,398      3,906
Reimbursable expenses.........       1,603            768         1,322         1,350       1,725      1,233       1,024        866
                                   -------        -------       -------       -------     -------    -------     -------    -------
TOTAL REVENUE.................      94,849         62,690        54,949        67,104      79,916     45,676      44,453     66,839
  % of annual.................        33.9%          22.4%         19.7%         24.0%       33.7%      19.3%       18.8%      28.2%

OPERATING EXPENSES
  Commissions and fees........      30,790         18,971        16,183        24,054      30,005     13,972      13,070     26,955
% of revenue..................        32.5%          30.3%         29.5%         35.8%       37.5%      30.6%       29.4%      40.3%
  General and administrative        40,388         37,237        32,832        30,126      28,922     24,638      24,642     24,651
% of revenue..................        42.6%          59.4%         59.7%         44.9%       36.2%      53.9%       55.4%      36.9%
  Reimbursable expenses.......       1,603            768         1,322         1,350       1,725      1,233       1,024        866
  Amortization................       3,158          2,163         2,097         1,831       2,934      2,887       2,940      2,799
  Write-off of IAG (2) ........          -              -             -             -       2,070          -           -          -
                                   -------        -------       -------       -------     -------    -------     -------    -------
TOTAL OPERATING EXPENSES......      75,939         59,139        52,434        57,361      65,656     42,730      41,676     55,271
                                   -------        -------       -------       -------     -------    -------     -------    -------
OPERATING INCOME..............      18,910          3,551         2,515         9,743      14,260      2,946       2,777     11,568
  % of revenue                        19.9%           5.7%          4.6%         14.5%       17.8%       6.4%        6.2%      17.3%

INTEREST AND OTHER INCOME.....         155            145           155           157          37        419          56        393
INTEREST EXPENSE(3) ..........       2,642            588           458           382       3,218      1,561       1,511      1,429
                                   -------        -------       -------       -------     -------    -------     -------    -------
INCOME BEFORE TAXES...........      16,423          3,108         2,212         9,518      11,079      1,804       1,322     10,532
Income taxes..................       6,597          1,431           846         3,940       3,946         39         422      4,318
                                   -------        -------       -------       -------     -------    -------     -------    -------
INCOME BEFORE CUMULATIVE
EFFECT IN CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX.........       9,826          1,677         1,366         5,578       7,133      1,765         900      6,214
  Cumulative effect of change
in accounting principle, net
of tax........................           -              -             -           523           -          -           -          -
                                   -------        -------       -------       -------     -------    -------     -------    -------
NET INCOME....................     $ 9,826        $ 1,677       $ 1,366       $ 5,055     $ 7,133    $ 1,765     $   900    $ 6,214
                                   =======        =======       =======       =======     =======    =======     =======    =======

                                                                             QUARTER ENDED
                                 ---------------------------------------------------------------------------------------------------
                                     DEC.          SEPT.         JUNE          MAR.         DEC.      SEPT.       JUNE       MAR.
                                     2002          2002          2002          2002         2001      2001        2001       2001
                                     ----          ----          ----          ----         ----      ----        ----       ----
                                                   (AS           (AS           (AS
                                                PREVIOUSLY    PREVIOUSLY    PREVIOUSLY
                                                 REPORTED)     REPORTED)     REPORTED)

REVENUE

Basic Earnings per Common Share      $0.55          $0.10         $0.08         $0.31       $0.48      $0.14       $0.07      $0.49
                                   =======        =======       =======       =======     =======    =======     =======    =======

Diluted Earnings per Common
  Share                              $0.55          $0.10         $0.08         $0.30       $0.48      $0.13       $0.07      $0.49
                                   =======        =======       =======       =======     =======    =======     =======    =======


                                                                             QUARTER ENDED
                                 ---------------------------------------------------------------------------------------------------
                                     DEC.          SEPT.         JUNE          MAR.         DEC.      SEPT.       JUNE       MAR.
                                     2002          2002          2002          2002         2001      2001        2001       2001
                                     ----          ----          ----          ----         ----      ----        ----       ----
                                                   (AS           (AS           (AS
                                                RESTATED)     RESTATED)     RESTATED)

REVENUE
  First year commissions
and related fees..............     $39,824        $35,941(1)   $26,281(1)    $24,778(1)   $40,813    $22,021     $20,353    $36,162
  Renewal commissions and
related fees..................      43,324         17,889(1)    18,376(1)     34,875(1)    32,278     18,167      16,678     25,905
Consulting fees...............      10,098          8,215        8,911         5,031        5,100      4,255       6,398      3,906
Reimbursable expenses.........       1,603            768        1,322         1,350        1,725      1,233       1,024        866
                                   -------        -------       -------       -------     -------    -------     -------    -------
TOTAL REVENUE.................     $94,849        $62,813       $54,890       $66,034     $79,916    $45,676     $44,453    $66,839
% of annual...................        34.0%          22.6%         19.7%         23.7%       33.7%      19.3%       18.8%      28.2%

OPERATING EXPENSES
  Commissions and fees........      30,790         18,971        16,183        24,054      30,005     13,972      13,070     26,955
% of revenue..................        32.5%          30.2%         29.5%         36.4%       37.5%      30.6%       29.4%      40.3%
  General and administrative        40,388         37,237        32,832        30,126      28,922     24,638      24,642     24,651
% of revenue..................        42.6%          59.3%         59.8%         45.6%       36.2%      53.9%      55.4%       36.9%
  Reimbursable expenses.......       1,603            768         1,322         1,350       1,725      1,233       1,024        866
  Amortization................       3,158          2,163         2,097         1,831       2,934      2,887       2,940      2,799
  Write-off of IAG (2) ........          -              -             -             -       2,070          -           -         -
                                   -------        -------       -------       -------     -------    -------     -------    -------
TOTAL OPERATING EXPENSES......      75,939         59,139        52,434        57,361      65,656     42,730      41,676     55,271
                                   -------        -------       -------       -------     -------    -------     -------    -------
OPERATING INCOME..............      18,910          3,674         2,456         8,673      14,260      2,946       2,777     11,568
  % of revenue................        19.9%           5.8%          4.5%         13.1%       17.8%       6.4%        6.2%      17.3%

INTEREST AND OTHER INCOME.....         155            145           155           157          37        419          56        393
INTEREST EXPENSE (3) .........       2,642            588           458           382       3,218      1,561       1,511      1,429
                                   -------        -------       -------       -------     -------    -------     -------    -------
INCOME BEFORE TAXES...........      16,423          3,231         2,153         8,448      11,079      1,804       1,322     10,532
Income taxes..................       6,597       1,487(1)        823(1)      3,497(1)       3,946         39         422      4,318
                                   -------        -------       -------       -------     -------    -------     -------    -------
INCOME BEFORE CUMULATIVE
EFFECT IN CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX.........       9,826          1,744        1,330          4,951       7,133      1,765         900      6,214
Cumulative effect of change in
accounting principle, net of
tax...........................           -              -            -            523           -          -           -          -
                                   -------        -------       -------       -------     -------    -------     -------    -------
NET INCOME....................     $ 9,826        $ 1,744       $ 1,330       $ 4,428     $ 7,133    $ 1,765     $   900    $ 6,214
                                   =======        =======       =======       =======     =======    =======     =======    =======

Basic Earnings per Common Share      $.055          $0.10         $0.08         $0.27       $0.48      $0.14       $0.07      $0.49
                                   =======        =======       =======       =======     =======    =======     =======    =======

Diluted Earnings per Common
  Share                              $0.55          $0.10         $0.08         $0.26       $0.48      $0.13       $0.07      $0.49
                                   =======        =======       =======       =======     =======    =======     =======    =======




         (1)      As restated
         (2) In the fourth quarter of 2001, we incurred an operating expense of $2.1 million in connection with the write-down of assets acquired from Insurance Alliances Group.
         (3) In 2001, we recorded interest expense of approximately $2.0 million as a result of the interest rate swap settlements associated with the payoff of our outstanding bank debt with the proceeds from our secondary offering.

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

SEGMENT RESULTS

         The following analysis depicts the results of each of our operating segments on a stand-alone basis. No allocation of corporate overhead or interest has been made.

Executive Benefits Practice


                                                                                  OPERATING RESULTS
                                                                               YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                                2002       2001       2000
                                                                                ----       ----       ----
                       REVENUE
                           First year commissions and related fees            $32,088    $42,117    $21,376
                           Renewal commissions and related fees                53,277     51,674     25,766
                           Reimbursable expenses...............                   200        447         96
                                                                             --------  ---------  ---------
                                 TOTAL REVENUE.................                85,565     94,238     47,238
                       OPERATING EXPENSES......................
                         Commissions and fees..................                40,615     47,650     20,474
                                 % of revenue..................                  47.5%      50.6%      43.3%
                         General and administrative............                36,283     28,915     15,791
                                 % of revenue..................                  42.4%      30.7%      33.4%
                         Reimbursable expenses.................                   200        447         96
                         Amortization..........................                 4,298      5,703      1,946
                                                                             --------  ---------  ---------
                       OPERATING INCOME........................               $ 4,169    $11,523    $ 8,931
                                 % of revenue..................                   4.9%      12.2%      18.9%
                                                                             ========  =========  =========

         Executive Benefits Practice ("EBP") revenue decreased from December 31, 2001 as a result of current economic and legislative conditions which caused clients to delay implementation of new deferred compensation plans. We may continue to experience revenue declines in future periods due to the economy and legislation.

         The acquisitions of Comiskey Kaufman, Inc. (acquired April 2002), Lyons Compensation and Benefits, LLC (acquired August 2001) and Coates Kenney (acquired December 2001) contributed approximately $7.5 million to the year ended December 31, 2002 revenue and $1.7 million of operating income. Renewal revenue increased due to higher than anticipated premium payments on in-force business and additional renewals from 2001 new business. General and administrative expense increased for the year ended December 31, 2002 over 2001 due to the acquisitions mentioned above and additional hirings. Amortization expense decreased in 2002 when compared to 2001 primarily due to the elimination of goodwill amortization as of January 1, 2002. Goodwill amortization for EBP in 2001 was approximately $759,000.

         Revenue was $94.2 million for 2001 compared to $47.2 million for 2000. This increase of $47.0 million is primarily attributed to a full year of results in 2001 for Compensation Resource Group (full twelve months in 2001 versus four months in 2000) and strong first quarter 2001 sales. Commission expense as a percentage of revenue increased to 50.6% in 2001 from 43.3% in 2000 due to more sales being generated by senior consultants who are generally paid a higher commission expense. General and administrative expenses increased 83.1% over 2000 primarily due to a full year of expenses in 2001 for Compensation Resource Group. Operating income as a percentage of revenue declined to 12.2% in 2001 from 18.9% in 2000 as a result of the higher commission expense mentioned above and a full year of amortization expense of the goodwill and in-force revenue from the acquisition of Compensation Resource Group.

Banking Practice

                                                                               OPERATING RESULTS
                                                                            YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                            2002         200         2000
                                                                            ----         ---         ----
                      REVENUE
                          First year commissions and related fees          $64,179      $55,797     $38,835
                          Renewal commissions and related fees              51,787       35,964      32,783
                          Reimbursable expenses...............                  70          129          73
                                                                          --------     --------    --------
                                TOTAL REVENUE.................             116,036       91,890      71,691
                      OPERATING EXPENSES......................
                        Commissions and fees..................              45,322       33,356      27,465
                                % of revenue..................                39.1%        36.3%       38.3%
                        General and administrative............              30,832       25,450      22,268
                                % of revenue..................                26.6%        27.7%       31.1%
                        Reimbursable expenses.................                  70          129          73
                        Amortization..........................               2,659        1,690       2,625
                                                                          --------     --------    --------
                      OPERATING INCOME........................             $37,153      $31,265     $19,260
                                % of revenue..................                32.0%        34.0%       26.9%
                                                                          ========     ========    ========


         Total first year commission revenue increased 15.0% to $64.2 million and total revenue increased 26.3% to $116.0 million for the year ended December 31, 2002 compared to the prior year. These increases reflect significant sales growth in the community bank market, and include only limited contribution from the large bank market, which has been more adversely affected by the economy. Approximately $14 million of the increase to renewal revenue is attributable to the acquisition of LongMiller which was completed November 26, 2002. Commission expense for the year ended December 31, 2002 was $45.3 million, or 39.1% of revenue, compared to $33.4 million or 36.3% of revenue in the same period in 2001. Commission expense as a percentage of revenue increased due to the mix of business between independent and employee consultants. General and administrative expenses for the year ended December 31, 2002 were $30.8 million, or 26.6% of revenue, compared to $25.5 million or 27.7% of revenue for the comparable period in 2001, due to the acquisitions of Hilgenberg and LongMiller, and investments in staffing of sales consultants and support staff to service increased sales volumes.

         Revenue increased 28.2% in 2001 compared to 2000 primarily due to strong first year sales in the community banking sector. Reduction in the commission expense as percentage of revenue from 38.3% in 2000 to 36.3% in 2001 relates to more sales being generated by employee consultants who have a lower commission structure than independent consultants. General and administrative expense as a percentage of revenue was 27.7% in 2001 and 31.1% in 2000. This has improved as a result of consolidation of the majority of the banking business in Minneapolis, thereby centralizing several administrative functions.

Healthcare Group

                                                                           OPERATING RESULTS
                                                                        YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                        2002       2001        2000
                                                                        ----       ----        ----
                          REVENUE
                            First year  commissions  and  related
                          fees.................................        $26,812    $20,065     $16,870
                            Renewal commissions and related fees         8,244      5,159       5,269
                            Reimbursable expenses..............          2,850      2,303       1,359
                                                                      --------   --------   ---------
                                    TOTAL REVENUE..............         37,906     27,527      23,498
                          OPERATING EXPENSES...................
                            Commissions and fees...............          4,061      2,996       2,811
                                    % of revenue...............           10.7%      10.9%       12.0%
                            General and administrative.........         24,369     21,180      16,932
                                    % of revenue...............           64.3%      76.9%       72.1%
                            Reimbursable expenses..............          2,850      2,303       1,359
                            Amortization.......................          1,808      2,382       1,795
                                                                      --------   --------   ---------
                          OPERATING INCOME (LOSS) .............        $ 4,818    ($1,334)    $   601
                                    % of revenue...............           12.7%      (4.8%)       2.6%
                                                                      ========   ========   =========

         Total revenue increased 37.7% for the year ended December 31, 2002. Revenue continues to be favorably impacted by the acquisition of Management Science Associates ("MSA") as it was included for the full year 2002 compared to six months for 2001 and continued focus on marketing efforts of the managing directors. Consulting fees included in the first year revenue line for the Healthcare Group also increased considerably during the period. Revenue from increased fees for providing recordkeeping services (included in renewal commission and related fees) contributed $632,000 to revenue for the year ended December 31, 2002. Reimbursable expenses revenue increased from the year ended December 31, 2001 as MSA is included for the entire year of 2002 compared to six months for 2001. Commission expense as a percent of revenue decreased to 10.7% of revenue for the year ended December 31, 2002 as compared to 10.9% of revenue in the year ended December 31, 2001, reflecting the increase in administration and recordkeeping fees, in which no commissions are paid to consultants. General and administrative expenses increased 15.1% over 2001 primarily due to a full year of expenses in 2002 for MSA. Severance expense of approximately $550,000 was incurred during the year associated with the downsizing of existing staff levels of the Healthcare Group. Operating income for the year ended December 31, 2002 was $4.8 million, the highest in any period since acquiring the Healthcare Group, which is a result of the factors discussed above.

         The Healthcare Group acquired Partners First in March 2001 and MSA in July 2001. MSA contributed $4.1 million of revenue and $1.2 million of operating income to the consolidated results of the Healthcare Group in 2001.

Human Capital Practice


                                                                 OPERATING RESULTS
                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                   2002        2001
                                                                   ----        ----
                          REVENUE
                            Consulting fees................       $11,345      $8,667
                            Reimbursable expenses..........           239         361
                                                                 --------     -------
                                    TOTAL REVENUE..........        11,584       9,028
                          OPERATING EXPENSES...............
                            General and administrative.....        19,283       5,594
                                    % of revenue...........         166.5%       62.0%
                            Reimbursable expenses..........           239         361
                            Amortization...................             -         393
                                                                 --------     -------
                          OPERATING (LOSS) INCOME..........       $(7,938)     $2,680
                                    % of revenue...........         (68.5%)      29.7%
                                                                 ========     =======

         In May 2002, the Human Capital Practice was formed by combining our existing Rewards and Performance Group with the addition of 10 partners and 74 employees from Andersen's Human Capital Practice. The year ended December 31, 2002 includes $13.3 million of operating expenses related to the costs of additional personnel, space and administrative costs and approximately $825,000 of severance costs associated with not pursuing the International Employment Solutions practice. The Human Capital Practice results reflect difficulties related to the start-up of a new consulting practice in the current challenging economic climate.

         The results prior to May 16, 2002 only included the operating results of our Rewards and Performance Group. The former Rewards and Performance Group has a significant concentration of information technology clients and has been adversely affected by weakness in this sector of the economy.

Pearl Meyer & Partners

                                                                       OPERATING RESULTS
                                                                    YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                   2002        2001          2000
                                                                   ----        ----          ----
                          REVENUE
                            Consulting fees................       $11,552     $10,992       $5,953
                            Reimbursable expenses..........         1,522       1,608          500
                                                                 --------    --------      -------
                                    TOTAL REVENUE..........        13,074      12,600        6,453
                          OPERATING EXPENSES...............
                            General and administrative.....         9,636       8,650        4,095
                                    % of revenue...........          73.7%       68.7%        63.5%
                            Reimbursable expenses..........         1,522       1,608          500
                            Amortization...................             -       1,178          626
                                                                 --------    --------      -------
                          OPERATING INCOME.................       $ 1,916     $ 1,164       $1,232
                                    % of revenue...........          14.7%        9.2%        19.1%
                                                                 ========    ========      =======

         Total consulting revenue increased 3.8% to $13.1 million for the year ended December 31, 2002 compared to $12.6 million for the year ended December 30, 2001. General and administrative expense increased to $9.6 million for the year ended December 31, 2002 from $8.7 million for the year ended December 31, 2001 due to additional depreciation for new information systems, increased compensation costs, and a higher headcount than in 2001. Amortization expense for the year ended December 31, 2002 decreased compared to the year ended December 31, 2001 due to the elimination of goodwill amortization as of January 1, 2002. Operating income of $1.9 million for the year ended December 31, 2002 decreased compared to the adjusted $2.3 million (before amortization) for the year ended December 31, 2001 due to the slow economy and the difficult consulting environment. However, the practice is beginning to experience more sales activity as a result of engagements in its areas of expertise of corporate governance and executive compensation.

         Although other segments offer compensation consulting in connection with their benefit plan activities, the June 2000 acquisition of Pearl Meyer & Partners represented our major initiative into this vital and logical extension of our business. The performance of compensation consulting was negatively impacted by the events of September 11, 2001; however, quarterly revenue continued to increase throughout 2002.

Federal Policy Group


                                                             OPERATING RESULTS
                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2002
                                                            ------------------
                          REVENUE
                            Consulting fees.........              $9,358
                            Reimbursable Expenses...                 162
                                                                 -------
                                    TOTAL REVENUE...               9,520
                          OPERATING EXPENSES........
                            General and administrative             4,946
                                    % of revenue....                52.0%
                            Reimbursable expenses...                 162
                          Amortization..............                 318
                                                                 -------
                          OPERATING INCOME..........              $4,094
                                    % of revenue....                43.0%
                                                                 =======

         Federal Policy Group was acquired on February 25, 2002. Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations, and other businesses before Congress, the Treasury Department, and other federal agencies on legislative and regulatory policy matters. Revenue for the year ended December 31, 2002 was $9.5 million with operating income of $4.1 million or 43.0% of revenue. Federal Policy Group continues to experience strong demand for its services as a result of increased legislative activity.

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

                                              YEAR ENDED                                  YEAR ENDED
                                           DECEMBER 31, 2002                           DECEMBER 31, 2001
                                           -----------------                           -----------------
                                 EXISTING   ACQUISITIONS(1)  COMBINED       EXISTING    ACQUISITIONS(2) COMBINED
                                 --------   ---------------  --------       --------    --------------- --------
REVENUE
  First year commissions
    and consulting fees.....     $146,825       $12,254      $159,079       $130,341        $8,667      $139,008
  Renewal commissions and
related Fees................      100,428        14,036       114,464         93,028             -        93,028
  Reimbursable expenses.....        4,881           162         5,043          4,487           361         4,848
                                 --------       -------      --------       --------        ------      --------
  TOTAL REVENUE.............      252,134        26,452       278,586        227,856         9,028       236,884
OPERATING EXPENSES..........
Commissions and fees........       85,886         4,112        89,998         84,002             -        84,002
General and administrative..      135,421         5,162       140,583         97,259         5,594       102,853
Reimbursable expenses.......        4,881           162         5,043          4,487           361         4,848
Write-off of IAG.............           -             -             -          2,070             -         2,070
                                 --------       -------      --------       --------        ------      --------
OPERATING INCOME BEFORE            25,946        17,016        42,962         40,038         3,073        43,111
AMORTIZATION................
Amortization................        7,828         1,421         9,249         11,167           393        11,560
                                 --------       -------      --------       --------        ------      --------
OPERATING INCOME............     $ 18,118       $15,595      $ 33,713       $ 28,871        $2,680        31,551
                                 ========       =======      ========       ========        ======      ========

         (1) Includes operations of Federal Policy Group since February 25, 2002 and LongMiller as of November 26, 2002.
         (2) Includes the operations of the company formerly known Rewards and Performance as of March 12, 2001.

         In 2002, approximately 9.5% of gross revenue and 46.3% of operating income were from significant acquisitions (identified parenthetically above) while 3.8% of gross revenue and 8.5% of operating income were from acquisitions in 2001. We do not attribute a great deal of significance to these statistics because an acquisition's contribution to operating performance in any given period is considerably dependent on the timing of the transaction and whether it is considered an acquisition for definition purposes. In addition, the statistics only breakout acquisitions that are considered material to our financial results. Finally, the resources of our existing businesses that are dedicated to our acquisition program could have had an impact on the performance of the existing business had the acquisitions not been made.

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources.

                                                                      AS OF DECEMBER 31,
                                                                      ------------------
                                                                       2002       2001
                                                                       ----       ----
                    Cash and cash equivalents..................      $14,524    $10,207
                    Working capital (1) .......................      $19,443     $6,295
                    Current ratio -- to one....................         1.24       1.11
                    Shareholders' equity per common share(2)...       $13.35     $11.87
                    Debt to total capitalization(3) ...........        63.4%       3.5%

         (1) Includes restricted cash and current portion of debt associated with asset-backed notes.
         (2) Total stockholders' equity divided by actual shares outstanding at year.
         (3) Current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

         In the acquisition of LongMiller, we incurred approximately $392.5 million in additional debt. Of this amount, $305 million represents non-recourse debt ("asset-backed notes") incurred by a wholly-owned, special purpose subsidiary and secured by certain renewal commissions and related payments associated with in-force policies previously sold by LongMiller. The remaining $87.5 million was drawn under our revolving credit facility.

         In addition to our tangible balance sheet assets and liabilities, we have an on-going non-securitized renewal revenue stream, estimated to be $738.1 million over the next ten years. This on-going renewal revenue stream reflects current conditions and is not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received. See "Estimated Future Gross Renewal Revenue" below.

         As a service organization with historically strong operating cash flow and a revolving credit facility, we believe we have little need to maintain substantial cash balances. We use net cash from operating activities primarily to fund capital expenditures, small acquisitions and service existing debt. We expect large cash outlays and future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                  2002         2001        2000
                                                                  ----         ----        ----
                                 Cash flows from (used in):
                                   Operating.............        $22,361      $28,422     $17,918
                                   Investing.............       (370,934)     (34,242)    (62,655)
                                   Financing.............        352,890        8,429      47,503

Cash Flows from Operating Activities

         Our cash flow from operating activities for the twelve months ended December 31, 2002, 2001, and 2000 were as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   2002        2001       2000
                                                                   ----        ----       ----
                      Net income plus non-cash expenses...       $33,874     $35,973    $21,948
                      Changes in operating assets and
                        Liabilities.......................       (11,513)     (7,551)    (4,030)
                      Cash flow from operating activities.       $22,361     $28,422    $17,918

         Cash provided by operating activities for the twelve months of 2002 reflects $8.4 million paid for sign-on loans to the former Andersen partners who joined us from the Human Capital Practice and also reflects the $13.3 million of related general and administrative expense from May 16, 2002, offset by $3.8 million of revenues as a result of the continued development of the practice. The non-cash expenses mentioned above include depreciation of equipment and leasehold improvements, amortization of intangibles, impairment charge for adoption of SFAS No. 142, and charge for performance-based stock options issued to non-employee producers.

Estimated Future Gross Renewal Revenue

         The following table represents the estimated gross renewal revenue associated with our in-force business-owned life insurance policies as of December 31, 2002. The projected gross revenue is not adjusted for mortality, lapse or other factors that may impair realization. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be achieved in the future.

                                                                EXECUTIVE
                                                                BENEFITS     BANKING    HEALTHCARE
                                                                PRACTICE     PRACTICE     GROUP      TOTAL
                                                                ---------    --------   ----------  --------
                               2003......................       $ 57,081     $ 42,406    $ 6,323    $105,810
                               2004......................         50,050       34,844      5,937      90,831
                               2005......................         40,953       31,087      5,565      77,605
                               2006......................         34,686       32,007      5,254      71,947
                               2007......................         30,978       31,171      4,919      67,068
                               2008......................         28,389       32,440      4,328      65,157
                               2009......................         27,662       33,225      3,684      64,571
                               2010......................         27,416       34,197      3,037      64,650
                               2011......................         27,468       35,285      2,376      65,129
                               2012......................         27,573       36,175      1,539      65,287
                                                                --------     --------    -------    --------
                               Total December 31, 2002..        $352,256     $342,837    $42,962    $738,055
                                                                ========     ========    =======    ========

                               Total December 31, 2001...       $315,557     $268,178    $40,359    $624,094
                                                                ========     ========    =======    ========

         The 10-year in-force revenues net of commission expense are $516.9 million for the year ended December 31, 2002 as compared to $416.7 at December 31, 2001.

         The following table represents the estimated gross renewal revenue associated with our securitized in-force bank-owned life insurance policies as of December 31, 2002. These revenue streams are restricted for the specific purpose of paying off our asset-backed notes which were issued in connection with the acquisition of LongMiller in November 2002.

                                                              SECURITIZED
                                                                BANKING
                                                                PRACTICE
                                                              -----------
                               2003.....................        $48,981
                               2004.....................         45,726
                               2005.....................         44,571
                               2006.....................         46,064
                               2007.....................         48,363
                               2008.....................         50,556
                               2009.....................         52,762
                               2010.....................         55,060
                               2011.....................         56,897
                               2012.....................         59,150
                                                               --------
                               Total December 31, 2002..       $508,130
                                                               ========

         The 10-year in-force revenue net of commission expense are $395.5 million for the year ended December 31, 2002.

Cash used in Investing Activities

         During the year ended December 31, 2002, acquisitions accounted for $363.2 million used in investing activities and $7.7 million was used for the purchase of equipment.

         Cash spending for 2002 acquisitions included:

         Federal Policy Group.................................      $5.1
         Comiskey Kaufman.....................................       4.2
         Hilgenberg...........................................       0.8
         LongMiller...........................................     346.8
         NICB earnout.........................................       1.1
         Rewards and Performance earnout......................       1.4
         The Wamberg Organization earnout.....................       3.5

         Other earnouts.......................................       0.3
                                                                  ------
                                                                  $363.2
                                                                  ======


         A substantial portion of the purchase price used to fund the acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing shareholders. We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

         In order to finance the acquisition of LongMiller, we entered into a $305 million gross securitization of a majority of the in-force revenues of LongMiller. The securitization is broken into four tranches, each rated by Standard & Poors. The tranches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", the B-class tranch of $108 million rated "A" and the C-class tranch of $30 million rated "BBB". The weighed average interest cost over the 20-year life of the asset-backed notes is approximately seven percent. The securitized net in-force revenues, which are approximately $40.6 million in 2003, are used to pay interest and principal to the bondholders. Assuming the securitized notes amortize as expected, the securitization will provide residual cash flow to us of approximately five percent of the securitized in-force revenue in the initial years, and our total residual interest would equal approximately 28 percent of the total securitized in-force revenue over the expected life of the asset-backed notes. Such residual interest could be substantially less if the notes do not amortize as expected. The securitization is treated as debt, is included in the Banking Practice segment, and is non-recourse to Clark/Bardes, Inc.

         As of December 31, 2002, there was restricted cash of approximately $14.1 million which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

         In May 2002, we amended our December 28, 1999 Credit Agreement to increase the amount available under the credit facility to $125.0 million. We converted $50 million of the year-end amount under the revolving credit facility to term debt at December 31, 2002. The term debt will be paid quarterly over five years under the term facility agreement. We had $18.0 million available under our credit lines at December 31, 2002.

         The restrictive covenants under the new loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all our restrictive covenants as of December 31, 2002. Our restrictive covenants may limit our borrowing ability under our credit line.

         We believe that our cash flow from operating activities will continue to provide sufficient funds to service our debt obligations. However, as our business grows, our working capital and capital expenditure requirements will also continue to increase. There can be no assurance that the net cash flow from operations will be sufficient to meet our anticipated cash flow requirements or that we will not require additional debt or equity financing in the future. We may continue to issue stock to finance future acquisitions.

         The following table provides information about our debt obligations. The table presents principal cash flows and related interest rates by expected maturity dates totaling $418.1 million.

                                                                        EXPECTED MATURITY DATE
                                                                        ----------------------
                                                                                                  2008 AND
                                                                                                  --------
                                           2003       2004        2005       2006        2007    THEREAFTER   TOTAL    FAIR VALUE
                                           ----       ----        ----       ----        ----    ----------   -----    ----------
         LIABILITIES
         Long term debt
           Note to former shareholder     $1,154     $1,274      $1,407     $1,553        $691         $-     $6,079      $6,708
            Average interest rate........  10.0%      10.0%       10.0%      10.0%       10.0%

           Term debt                      10,000     10,000      10,000     10,000      10,000          -     50,000      50,000
            Average interest rate(1)(2)..  3.43%      3.43%       3.43%      3.43%       3.43%

           Revolver......................      -     11,396      11,396     11,396      11,396     11,396     56,980      56,980
            Average interest rate(3).....      -      3.83%       3.83%      3.83%       3.83%      3.83%

           Asset-backed notes............ 11,521     13,183      11,831     12,188      12,367    243,910    305,000    $305,000
            Average interest rate........   6.2%       6.2%        6.2%       6.2%        6.2%       6.9%


         (1) This rate is three-month LIBOR plus our spread of 200 basis points as of December 31, 2002. Our spread may change depending on our financial leverage. See Note 12 of the consolidated financial statements in Item 8 for further information.
         (2) See explanation in recent development section regarding interest rate swaps.
         (3) This average interest rate of borrowings of prime and LIBOR at December 31, 2002.

         The interest rate on the outstanding term debt and revolver is variable based on current prime or LIBOR rates. The asset-backed notes were issued in November 2002; therefore the carrying value does not differ significantly from its fair value.

         Below is a summary of our contractual cash obligations and other commitments and contingencies:

                                                                                           2008 AND
                                                                                           --------
                                    2003       2004        2005       2006       2007     THEREAFTER   TOTAL
                                    ----       ----        ----       ----       ----     ----------   -----

         Debt................      $22,675    $35,853     $34,634    $35,137    $34,454    $255,306   $418,059
         Operating leases....       10,743     10,622      10,481      9,997      9,581      25,809     77,233
         Contingent
         consideration.......        6,100      6,100       6,000      2,600          -           -     20,800
                                   -------    -------     -------    -------    -------    --------   --------
              Total..........      $39,518    $52,575     $51,115    $47,734    $44,035    $281,115   $516,092
                                   =======    =======     =======    =======    =======    ========   ========

INFLATION

         Inflation has not had a material effect on our results of operations. Certain of our expenses, such as compensation, benefits and capital equipment costs, are subject to normal inflationary pressures. However, the majority of our service and administrative agreements with clients, which generate fee income, have a cost of living adjustment tied to the consumer price index.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with determinable lives will continue to be amortized over their estimated useful lives.

         We adopted SFAS No. 142 in the first quarter of 2002. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a determination of potential impairment, while the second step measures the amount of the impairment, if any. We performed the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. An after-tax impairment charge of $523,000 ($892,000 before tax) resulting from these impairment tests is reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We perform our annual goodwill impairment analysis in the fourth quarter of each year. No additional impairment was recorded in 2002.

         On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting requirements of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS No. 144 removes goodwill from its scope and it establishes a primary asset approach to determine the cash flow estimation period for determining potential impairment of a group of assets. The adoption of this statement did not have a material impact on our consolidated financial statements.

Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred

         In accordance with Emerging Issue Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenue. Similarly, related reimbursable expenses are also shown separately within operating expenses. EITF Issue No. 01-14 was effective as of January 1, 2002 and all periods presented have been reclassified to reflect the adoption of this accounting pronouncement. The net result of the above is an increase in revenue and operating expense of $5.0 million, $4.8 million and $2.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. These reclassifications had no effect on our operating income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2002, we had total outstanding indebtedness of $418.1 million, or approximately 120.2% of total market capitalization. Of our outstanding debt, $6.1 million was subject to fixed rates of 10.0% at December 31, 2002. Of our outstanding debt, $50.0 million was converted to term debt and is subject to a variable rate based on LIBOR plus a spread (3.43% at December 31, 2002). Outstanding debt on our credit revolver is $57.0 million, borrowed at prime and at a three-month LIBOR rate plus a spread (weighed average interest rate of 3.83% as of December 31, 2002). The interest rate swaps which were entered into in January 2003 should modify our exposure to interest rate risk by converting our floating rate term debt to a fixed rate.

         In order to finance the acquisition of LongMiller, we entered into a $305 million gross securitization of a majority of the in-force revenues of LongMiller. The securitization is broken into four tranches, each rated by Standard & Poors. The tranches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", the B-class tranch of $108 million rated "A" and the C-class tranch of $30 million rated "BBB". The weighed average interest cost over the 20-year life of the asset-backed notes is approximately seven percent. The securitized net in-force revenues, which are approximately $40.6 million in 2003, are used to pay interest and principal to the noteholders. Assuming the securitized notes amortize as expected, the securitization will provide residual cash flow to us of approximately five percent of the securitized in-force revenue in the initial years, and our total residual interest would equal approximately 28 percent of the total securitized in-force revenue over the life of the asset-backed notes. Such residual interest could be substantially less if the notes do not amortize as expected. The securitization is treated as debt and is included in the Banking Practice segment, and is non-recourse to Clark/Bardes, Inc.

         See table under section heading "Cash Flows from Financing Activities" in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements begin on page 47 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 27, 2002, Ernst & Young LLP after being notified that it would not be retained to serve as our independent accountants for the 2002 fiscal year, resigned and ceased its relationship with us upon completion of the annual audit for our fiscal year ended December 31, 2001. The report of Ernst & Young LLP on our financial statements for the fiscal years ended December 31, 2001 and December 31, 2000, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference thereto in its reports on the financial statements for such periods; and there have been no matter that was the subject of a reportable event.

         On March 14, 2002, we engaged Deloitte & Touche LLP to serve as our independent public accountants for the fiscal year ending December 31, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is hereby incorporated by reference from our proxy statement for the 2003 annual meeting of our stockholders under the captions "Proposal One -- Election of Directors," and "Our Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is hereby incorporated by reference from our 2003 proxy statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference from our 2003 proxy statement under the caption "Ownership of Common Stock by Certain Beneficial Owners and Management" and under the caption "Equity Plan Compensation Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is hereby incorporated by reference from our 2003 proxy statement under the caption "Certain Relationships and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (and its consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the SEC under the Exchange Act.

         The Chief Executive Officer and Chief Financial Officer concluded that there have been no significant changes to our internal controls or in other factors that could significantly affect these internal controls subsequent to the date the internal controls were recently evaluated. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

         (1)      Financial Statements

                  Reports of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the years ended December
                    31, 2002, 2001, and 2000
                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 2002, 2001, and 2000
                  Notes to the Consolidated Financial Statements

         (2)      Financial Statement Schedules

                  None.

Schedules not listed above have been omitted because they are not required, are not applicable, are shown in the related financial statements or notes thereto or the amounts are immaterial.

         (3)      Exhibits

The information required by this Item 14(a)(3) is set forth in the Exhibit Index immediately following our financial statements. The exhibits listed herein will be furnished upon written request to "Director of Investor Relations" located at our headquarters and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits

         (4)      Reports on Form 8-K

On November 27, 2002, we filed an 8-K which includes the press release related to the closing of the Long, Miller and Associates, L.L.C. acquisition.

                               CLARK/BARDES, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
                Reports of Independent Auditors..................................................   48
                Consolidated Balance Sheets as of December 31, 2002 and 2001.....................   50
                Consolidated  Statements  of Income for the years ended  December 31, 2002,
                  2001, and 2000.................................................................   51
                Consolidated Statements of Stockholders' Equity for the years ended
                December 31, 2002, 2001, and 2000................................................   52
                Consolidated Statements of Cash Flows for the years ended
                December 31, 2002, 2001, and 2000................................................   53
                Notes to Consolidated Financial Statements.......................................   54

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Clark/Bardes, Inc.

         We have audited the accompanying consolidated balance sheet of Clark/Bardes, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Clark/Bardes, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 2, in 2002 Clark/Bardes, Inc. and subsidiaries changed its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


DELOITTE AND TOUCHE LLP

Chicago, Illinois
March 3, 2003

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Clark/Bardes, Inc.

         We have audited the accompanying consolidated balance sheet of Clark/Bardes, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clark/Bardes, Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Dallas, Texas
February 22, 2002

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001



                                                                                             DECEMBER 31,
                                                                                       ----------------------
                                                                                           2002        2001
                                                                                           ----        ----
                                                                                        (DOLLARS IN THOUSANDS
                                                                                         EXCEPT SHARE AND PER
                                                                                             SHARE DATA)
                                                            ASSETS

                      Current Assets
                        Cash and cash equivalents.................................       $14,524     $10,207
                        Restricted cash...........................................        14,065           -
                        Accounts and notes receivable, net........................        64,262      51,670
                        Prepaid income taxes......................................         3,253           -
                        Deferred tax assets.......................................         1,252         690
                        Other current assets......................................         2,945       1,641
                                                                                        --------     -------
                                Total Current Assets..............................       100,301      64,208
                      Intangible Assets-- net.....................................
                        Net present value of in-force revenue......................      479,561      83,243
                        Goodwill..................................................       117,803     103,768
                        Non-compete agreements....................................         2,831         717
                                                                                        --------     -------
                                Total Intangible Assets--Net......................       600,195     187,728
                      Equipment and Leasehold Improvements--Net...................        15,064      11,005
                      Other Assets................................................        19,010       6,990
                                                                                        --------     -------
                                Total Assets......................................      $734,570    $269,931
                                                                                        ========    ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

                      Current Liabilities
                        Accounts payable..........................................       $11,065      $4,767
                        Income taxes payable......................................             -       3,451
                        Accrued liabilities.......................................        44,769      46,086
                        Deferred revenue..........................................         2,349         520
                        Interest rate swap payable................................             -       2,043
                        Debt maturing within one year.............................        22,675       1,046
                                                                                        --------     -------
                                Total Current Liabilities.........................        80,858      57,913

                      Long-Term Debt..............................................       395,384       6,079
                      Deferred Tax Liabilities....................................         8,837       7,146
                      Deferred Compensation.......................................         4,395       2,601
                      Other Non-Current Liabilities...............................         3,974           -

                      Commitments and Contingencies (Notes 5, 15 and 18)

                      Stockholders' Equity
                        Preferred stock
                           Authorized -- 1,000,000 shares; $.01 par value, none
                      issued .....................................................             -           -
                        Common stock
                           Authorized -- 40,000,000 shares; $.01 par value........             -           -
                           Issued and outstanding -- 18,060,518 in 2002 and
                            16,524,070 in 2001....................................           181         165
                        Paid in capital...........................................       183,980     156,394
                        Retained earnings.........................................        56,961      39,633
                                                                                        --------     -------
                      Total Stockholders' Equity..................................       241,122     196,192
                                                                                        --------     -------
                      Total Liabilities and Stockholders' Equity..................      $734,570    $269,931
                                                                                        ========    ========


           See accompanying notes to consolidated financial statements

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000



                                                                                     YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                               2002           2001           2000
                                                                               ----           ----           ----
                                                                            (DOLLARS IN THOUSANDS EXCEPT SHARE AND
                                                                                      PER SHARE AMOUNTS)
               REVENUE
                 First year commissions and related fees...........          $126,824       $119,349        $77,768
                 Renewal commissions and related fees..............           114,464         93,028         63,818
                 Consulting fees...................................            32,255         19,659          5,953
                 Reimbursable expenses.............................             5,043          4,848          2,028
                                                                          -----------     ----------     ----------
               Total Revenue.......................................           278,586        236,884        149,567

               OPERATING EXPENSES
                 Commissions and fees..............................            89,998         84,002         50,804
                 General and administrative........................           140,583        102,853         68,189
                 Reimbursable expenses.............................             5,043          4,848          2,028
                 Amortization......................................             9,249         11,560          7,138
                 Write off of Insurance Alliance Group.............                 -          2,070             --
                 Acquisition integration and reorganization........                 -             --            518
                                                                          -----------     ----------     ----------
                                                                              244,873        205,333        128,677
                                                                          -----------     ----------     ----------
               OPERATING INCOME....................................            33,713         31,551         20,890
               OTHER INCOME........................................               262            354          1,075
               INTEREST............................................
                 Income............................................               350            551            278
                 Expense...........................................            (4,070)        (5,738)        (4,970)
                 Interest rate swap settlement.....................                 -         (1,981)            --
                                                                          -----------     ----------     ----------
                                                                               (3,720)        (7,168)        (4,692)
                                                                          -----------     ----------     ----------
               Income before taxes and cumulative effect of change
               in accounting principle.............................            30,255         24,737         17,273
               Income taxes........................................            12,404          8,725          5,825
                                                                          -----------     ----------     ----------
               Income before cumulative effect of change in
               accounting principle, net of tax ...................            17,851         16,012         11,448
               Cumulative effect of change in accounting principle,
               net of tax .........................................              (523)             -              -
                                                                          -----------     ----------     ----------
               Net income..........................................           $17,328        $16,012        $11,448
                                                                          ===========     ==========     ==========

               Basic Earnings per Common Share, before cumulative
               effect of change in accounting principle ...........             $1.06          $1.22          $1.07
                    Cumulative effect of change in accounting
               principle...........................................             (0.03)             -              -
                                                                          -----------     ----------     ----------
               Basic Earnings per Common Share.....................             $1.03          $1.22          $1.07
                                                                          ===========     ==========     ==========

               Weighted average shares outstanding - Basic.........        16,896,657     13,162,899     10,744,718
                                                                          ===========     ==========     ==========

               Diluted Earnings per Common Share, before cumulative
               effect of change in accounting principle ...........             $1.02          $1.18          $1.05
                    Cumulative effect of change in accounting
               principle...........................................             (0.03)             -              -
                                                                          -----------     ----------     ----------
               Diluted Earnings per Common Share...................             $0.99          $1.18          $1.05
                                                                          ===========     ==========     ==========

               Weighted average shares outstanding - Diluted.......        17,513,106     13,575,830     10,880,093
                                                                          ===========     ==========     ==========

           See accompanying notes to consolidated financial statements

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                                       COMMON STOCK
                                                                                                              TOTAL
                                                                              PAID IN     RETAINED        STOCKHOLDERS'
                                                     SHARES        AMOUNT     CAPITAL     EARNINGS            EQUITY
                                                     ------        ------     -------     --------        -------------
                                                             (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at January 1, 2000..................       9,629,999         $96     $50,099      $12,173             $62,368
  Issuance of common stock in connection
    with acquisitions.......................       1,035,433          10      12,947           --              12,957
  Sale of common stock in a private
    placement net of expenses...............       1,888,887          19      25,098           --              25,117
  Exercise of stock options-- net of
    redemptions and tax effect..............         120,990           2         790           --                 792
  Net activity related to employee stock
    purchase plan                                         --          --        (124)          --                (124)
  Net income................................              --          --          --       11,448              11,448
                                                ----------------------------------------------------------------------
Balance at December 31, 2000................      12,675,309         127      88,810       23,621             112,558
  Issuance of common stock in
    connection with acquisitions............          84,664           1       1,548           --               1,549
  Sale of common stock in secondary
    offering, net of expenses...............       3,693,750          37      65,389           --              65,426
  Exercise of stock options - net of
    redemptions and tax effect..............          70,347          --         578           --                 578
  Net activity related to employee stock
    purchase plan...........................              --          --          69           --                  69
  Net income................................              --          --          --       16,012              16,012
                                                ----------------------------------------------------------------------
Balance at December 31, 2001................      16,524,070         165     156,394       39,633             196,192
  Issuance of common stock in
    connection with acquisitions............       1,459,413          15      26,518           --              26,533
  Non-employee compensation.................              --          --         474           --                 474
  Exercise of stock options - net of
    redemptions and tax effect..............          72,664           1         624           --                 625
  Issuance of stock to directors............           4,371          --         100           --                 100
  Net activity related to employee stock
    purchase plan...........................              --          --        (130)          --                (130)
  Net income................................              --          --          --       17,328              17,328
                                                ----------------------------------------------------------------------
Balance at December 31, 2002................      18,060,518        $181    $183,980      $56,961            $241,122
                                                ======================================================================

           See accompanying notes to consolidated financial statements

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000



                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        2002        2001        2000
                                                      ---------- ----------- -----------
                                                           (DOLLARS IN THOUSANDS)
   OPERATING ACTIVITIES
     Net income .................................       $17,328     $16,012     $11,448
     Adjustments to reconcile net income to
        cash provided by operating activities:
             Depreciation and amortization.......        13,600      14,666       8,898
             Cumulative effect of change in
               accounting principle                         892           -           -
             Non-employee stock compensation.....           574           -           -
             Deferred taxes......................         1,129       1,089       1,602
             Loss on disposal of assets..........           351          93           -
             Interest rate swap settlement.......             -       2,043           -
             Write off of Insurance Alliance
               Group.............................             -       2,070           -
        Changes in operating  assets and
          liabilities (excluding the effects
          of acquisitions):
             Accounts receivable.................        (8,252)    (15,907)    (10,341)
             Other current assets................        (1,102)        687        (265)
             Other assets........................        (6,148)     (4,253)       (741)
             Accounts payable....................         4,742      (6,351)      5,940
             Income taxes........................        (6,704)       (474)       (229)
             Accrued liabilities.................         1,846      18,641        (936)
             Deferred income.....................         1,829        (750)        797
             Non-current liabilities.............           482           -           -
             Deferred compensation...............         1,794         856       1,745
                                                      ----------------------------------
   Cash provided by operating activities.........        22,361      28,422      17,918
                                                      ----------------------------------
   INVESTING ACTIVITIES
     Purchase of businesses, net of cash
       acquired..................................      (363,233)    (29,537)    (59,158)
     Purchases of equipment......................        (7,701)     (5,005)     (3,497)
     Other.......................................             -         300           -
                                                      ----------------------------------
   Cash used in investing activities.............      (370,934)    (34,242)    (62,655)
                                                      ----------------------------------
   FINANCING ACTIVITIES
     Proceeds from borrowings....................       385,130      33,500      63,100
     Repayment of borrowings.....................       (11,546)    (90,948)    (41,251)
     Bond financing costs........................        (5,057)          -           -
     Cash restricted for the repayment of
       non-recourse notes........................       (14,065)          -           -
     Issuance of common stock....................             -      65,426      25,117
     Exercise of stock options...................           601         382         654
     Net activity related to employee stock
       purchase plan.............................          (130)         69        (124)
     Settlement of interest rate swap............        (2,043)          -           -
     Notes receivable............................             -           -           7
                                                      ----------------------------------
   Cash provided by financing activities.........       352,890       8,429      47,503
                                                      ----------------------------------
   NET INCREASE IN CASH AND CASH EQUIVALENTS.....         4,317       2,609       2,766
   CASH AND CASH EQUIVALENTS AT BEGINNING
     OF THE YEAR.................................        10,207       7,598       4,832
                                                      ----------------------------------
   CASH AND CASH EQUIVALENTS AT END OF
     THE YEAR....................................       $14,524     $10,207      $7,598
                                                      ==================================

   Supplemental Disclosure for Cash Paid during
   the Period:
   --------------------------------------------
        Interest paid............................        $3,638      $8,600      $3,965
        Income taxes, net of refunds.............       $17,636      $7,147      $4,213

   Supplemental Non-Cash Information:
   ----------------------------------

        Fair value of common stock issued in
          connection with acquisition
          contingent payouts.....................        $5,289        $504      $1,442
                                                      ==================================
        Fair value of common stock issued in
          connection with acquisitions...........       $21,244      $1,000     $11,507
                                                      ==================================
        Asset-backed notes issued to sellers in
         connection with acquisition.............       $37,350         $--         $--
                                                      ==================================



           See accompanying notes to consolidated financial statements

                       CLARK/BARDES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

   (TABLES SHOWN IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The consolidated financial statements include the accounts of Clark/Bardes, Inc. and its wholly owned subsidiaries. Through our six operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group, we design, market and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. We assist our clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, we own Clark/Bardes Financial Services, Inc. ("CBFS"), a registered broker-dealer through which we sell all our securities products and receive related commissions. All significant intercompany amounts and transactions have been eliminated in the accompanying consolidated financial statements.

         Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We use estimates in our determination of allowances for accounts receivable and chargeback and of the net present value of in-force revenue acquired through acquisitions. Actual results could differ from those estimates.

         Revenue Recognition -- First year commissions and related fees are recognized as revenue in the amount due or paid by the carrier at the time the policy application is substantially completed, the initial premium payment is paid and the insured party is contractually committed to purchase the insurance policy. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on the type of policy. We are notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are infrequent and minor. Revenue associated with policies to be surrendered is not recognized. While the commission revenue is subject to chargeback, our experience has indicated that less than 1% of revenue recognized has ever been subject to such chargeback provisions. Given the homogenous nature of such cases and historical information about chargebacks, we are able to accurately estimate the revenue earned. We currently maintain a chargeback allowance, which is monitored on a quarterly basis for adequacy. Service fees are received annually on the policy anniversary date. Fees related to future services to be provided are recognized as the services are rendered and fees for program design and placement are recognized in a manner consistent with commissions. Consulting fee revenue consists of fees of Human Capital Practice, Pearl Meyer & Partners and Federal Policy Group for the services we perform in advising our clients. These fees are generally based on a rate per hour arrangement and are earned when the service is rendered. Some of our consulting clients pay a retainer at the beginning of a project. These revenues are recognized ratably over the term of the engagement.

         Cash and Cash Equivalents -- We consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. We have cash balances at financial institutions in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. Uninsured cash in bank balances, including restricted cash, aggregated approximately $28.3 million and $8.9 million at December 31, 2002 and 2001, respectively. We have not experienced any losses in such accounts and believe it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2002, we have restricted cash of $14.1 million related to the asset-backed notes outstanding.

         Fair Value of Financial Instruments -- The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. See Note 13 for additional information on financial instruments.

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

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

         Goodwill - With the adoption of Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and 142, Goodwill and Other Intangible Assets as of January 1, 2002, amortization of goodwill ceased and it will be tested annually for impairment or whenever changes in circumstances indicate an impairment might exist. Prior to the adoption of SFAS No. 142, goodwill was being amortized over a 20 to 40 year period on a straight-line basis. Amortization expense was $0 in 2002, $4.0 million in 2001, and $2.2 million in 2000.

         Other Identifiable Intangible Assets -- We have identifiable intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Other identifiable intangible assets consist of the net present value of future cash flows from existing business at the acquisition date, and non-compete agreements with the former owners. Non-compete agreements are amortized over the period of the agreements. The net present value of in-force revenue is typically amortized between 20 to 30 years (the expected average policy duration). Amortization expense was $9.2 million in 2002, $7.6 million in 2001, and $4.9 million in 2000. Our policy, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is to review intangible and other long-lived assets for impairment on an annual basis or whenever changes in circumstances indicate that an impairment might exist. When any indicators are present, the estimated undiscounted cash flows are compared to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. Any write-downs are treated as permanent reductions in the carrying amount of the asset.

         Commissions and Fee Expense -- Commissions and fee expense comprise the portion of the total commission revenue that is earned by and paid to both employee and independent sales consultants.

         Advertising -- Advertising and marketing costs are charged to operations when incurred. Total expenses for 2002, 2001, and 2000 were $2.5 million, $2.1 million, and $0.8 million, respectively.

         Income Taxes -- Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

         Stock-Based Compensation - We apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock-based compensation plans, and provide the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. We grant stock options at an exercise price equal to the quoted market price of our stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested five years from the grant date and have a term of ten years. For purposes of calculating basic and diluted earnings per share, exercised stock options are considered outstanding. Under the treasury stock method, unexercised stock options with fair market values of the underlying stock greater than the stock options' exercise prices are considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be dilutive.

         Hedging Transactions - We do not enter into derivative transactions except to mitigate interest rate risk. We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133, in fiscal year 2001.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

All derivative instruments are reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges are recognized in earnings in the current period. We had no derivative instruments outstanding at December 31, 2002.

         In 2001, we entered into interest rate swaps to match floating rate with fixed rate interest payments periodically over the life of our term loan agreement. As a result of the payoff of the debt in November 2001 with the proceeds from the secondary offering, we recorded $2.0 million as interest expense for the year ended December 31, 2001 related to the interest rate swaps we had entered into.

         Reclassifications -- Certain 2001 and 2000 amounts have been reclassified to conform to 2002 presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

         Business Combinations and Goodwill - In June 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with determinable lives will continue to be amortized over their estimated useful lives.

         We adopted SFAS No. 142 in the first quarter of 2002. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a determination of potential impairment, while the second step measures the amount of the impairment, if any. We performed the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. An after-tax impairment charge of $523,000 ($892,000 before tax) resulting from these impairment tests is reflected as the cumulative effect of a change in accounting principle in 2002. We perform our annual goodwill impairment analysis in the fourth quarter of each year. No additional impairment was recorded.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

         In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

                                                                     2002          2001              2000
                                                                     ----          ----              ----

            Reported net income, before cumulative effect of
            change in accounting principle                          $17,851       $16,012          $11,448
               Add:  Goodwill amortization, net of tax                    -         2,590            1,500
                                                                    -------       -------          -------
            Adjusted net income, before cumulative effect of
            change in accounting principle                          $17,851       $18,602          $12,948
                                                                    =======       =======          =======

            Basic earnings per common share, before
            cumulative effect of change in accounting
            principle                                                $ 1.06        $ 1.22           $ 1.07
               Add:  Goodwill amortization, net of tax                    -          0.19             0.14
                                                                    -------       -------          -------
            Adjusted basic earnings per common share, before
            cumulative effect of change in accounting
            principle                                                $ 1.06        $ 1.41           $ 1.21
                                                                    =======       =======          =======

            Diluted earnings per common share, before
            cumulative effect of change in accounting
            principle                                                $ 1.02        $ 1.18           $ 1.05
               Add:  Goodwill amortization, net of tax                    -          0.19             0.14
                                                                    -------       -------          -------
            Adjusted diluted earnings per common share,
            before cumulative effect of change in accounting
            principle                                                $ 1.02        $ 1.37           $ 1.19
                                                                    =======       =======          =======


         Long-lived Assets - On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting requirements of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS No. 144 removes goodwill from its scope and it establishes a primary asset approach to determine the cash flow estimation period for determining potential impairment of a group of assets. The adoption of this statement did not have a material impact on our consolidated financial statements.

         Reimbursements Received for "Out-of-Pocket" Expenses - In accordance with Emerging Issue Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenue. Similarly, related reimbursable expenses are also shown separately within operating expenses. EITF Issue No. 01-14 was effective as of January 1, 2002 and all periods presented have been reclassified to reflect the adoption of this accounting pronouncement. The net result of the above is an increase in revenue and operating expense of $5.0 million, $4.8 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, with a corresponding increase in operating expenses. These reclassifications had no effect on our operating income.

3.  ACQUISITIONS

         Following is a description of the acquisitions made during 2002, 2001, and 2000. The results of operations for each acquired entity have been included in the accompanying consolidated statements of income from the effective date of the respective acquisition.

         Long, Miller & Associates, LLC. - On November 26, 2002, we acquired Long, Miller & Associates, LLC ("LongMiller"). Based in Greensboro, North Carolina, LongMiller specializes in bank-owned life insurance portfolio services. The acquisition combines the two largest distributors of bank-owned life insurance, as LongMiller will be merged into our existing Banking Practice.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

The purchase price was $403.5 million before acquisition costs of approximately $736,000, consisting of a cash payment at closing of $346.1 million, $37.4 million of asset-backed notes, and 1,196,888 shares our common stock valued at $20 million. The cash portion of the acquisition were financed by borrowing $87.5 million from our existing debt facility, with the remainder through a capital markets transaction involving the securitization of a majority of the in-force revenues of LongMiller. We have preliminarily allocated $4.4 million to tangible assets acquired with the remaining amount allocated to in-force revenue. The in-force revenue is being amortized over 30 years. The results of LongMiller are included beginning November 26, 2002.

         The unaudited pro forma information below presents our results as if the acquisition of LongMiller had occurred on January 1, 2001.

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                              2002        2001
                                           ----------- -----------
        Pro Forma
          Revenue.......................    $329,435    $302,715
          Net income....................      17,534      21,095
          Diluted earnings per share....        1.00        1.43

         The allocation of the purchase price is preliminary pending completion of a valuation by an independent valuation firm. Upon completion of such valuation, the allocation of purchase price will be finalized in accordance with the provisions of SFAS No. 141, Business Combinations.

         Federal Policy Group - On February 25, 2002, we acquired the Federal Policy Group of PricewaterhouseCoopers LLP. Based in Washington, D.C., Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations and other businesses before the government on legislative and regulatory policy matters. This acquisition allows us to continue to expand our service offerings to the corporate market. The purchase price was $11.0 million before acquisition costs of approximately $28,000, consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments over the next four years based upon attainment of established performance criteria. If earned, the contingent payments will consist of 70% cash and 30% our common stock. As of September 30, 2002, Federal Policy Group attained its 2002 performance criteria. Accordingly, $1.5 million has been included in accrued liabilities and goodwill on the December 31, 2002 consolidated balance sheet. Of the purchase price, $2.3 million was allocated to non-compete agreements, which are being amortized over six years with the remaining purchase price being allocated to goodwill. The results of the Federal Policy Group are included beginning February 25, 2002.

         Other 2002 acquisitions - In 2002, we also acquired the following entities for an aggregate purchase price of $5.0 million paid in cash (cash amount includes expenses paid) and 57,478 shares of our common stock valued at $1.2 million:

              o Comiskey Kaufman, located in Houston, Texas, specializes in executive benefits consulting for major companies in the Southwest, and is included in our Executive Benefits Practice segment, and
              o Hilgenberg and Associates, located in Minneapolis, MN, specializes in providing compensation, benefit and business-owned life insurance consulting services to banks located in the Midwest, and is included in our Banking Practice segment.

         Additional consideration of $4.5 million in cash and $1.0 million in common stock is payable if certain objectives are met over the next three years. If earned, these payments will be accounted for as additional goodwill.

         The net present value of in-force revenue and goodwill recorded in the allocation of purchase price related to those acquisitions amounted to $5.2 million and $0.5 million, respectively. In-force revenue was assigned to the Executive Benefit Practice segment and the goodwill was assigned to the Banking Practice segment. The remaining purchase price was allocated to non-compete agreements which are assigned to the Banking Practice segment.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

         Rich, Florin/Solutions, Inc. - On March 12, 2001, we acquired certain assets, all of the business, and assumed certain liabilities of Rich, Florin/Solutions, Inc., a Boston, Massachusetts compensation consulting company. The purchase price was $20.8 million, before expenses, consisting of a cash payment at closing of $11.3 million and $9.5 million of contingent payments over the next four years based on the attainment of established financial performance criteria. We acquired net assets of approximately $1.8 million. When earned, the contingent payments will consist of 60% cash and 40% our common stock. The transaction was funded from our existing line of credit. It became our fifth operating segment - Human Capital Practice (previously Rewards and Performance.)

         In connection with the formation of the Human Capital Practice (see
Note 4), the Asset Purchase Agreement for Rewards and Performance Group (formerly Rich, Florin/Solutions, Inc.) was amended. One-half of the original contingent consideration (approximately $3.8 million) will be paid in March 2003 through March 2005 regardless of performance of the practice and the other half is contingent upon the results of the Human Capital Practice. Accordingly, $3.8 million has been accrued with a corresponding increase in goodwill in the December 31, 2002 consolidated balance sheet.

         Other 2001 acquisitions - In 2001, we also acquired the following entities for an aggregate purchase price of $11.5 million paid in cash (cash amount includes expenses paid) and 39,558 shares of our common stock valued at $1.0 million:

           o Coates Kenny, a Berkeley, California-based provider of professional actuarial, consulting, and administrative services to retirement plans and post-retirement plans, is included in the Executive Benefits Practice segment;
           o Lyons Compensation and Benefits, LLC, a Waltham, Massachusetts-based provider of executive compensation and benefit plans, is included in the Healthcare Group segment; and
           o Management Science Associates, Inc. and Partners First, both St. Louis, Missouri-based consulting firms in the healthcare industry, are included in the Healthcare Group segment.

         As of December 31, 2002, additional consideration of $5.7 million in cash and $1.9 million in common stock is payable if certain objectives are met over the next two to four years. If earned, these payments will be accounted for as additional goodwill.

         In-force revenue and goodwill recorded in the allocation of purchase price related to these acquisitions amounted to $5.7 million and $6.5 million, respectively. In-force revenue was assigned to the Executive Benefits Practice segment along with $380,000 of the goodwill and the remaining goodwill was assigned to the Healthcare Group segment.

         Compensation Resource Group, Inc. -- On September 6, 2000, we acquired all the issued and outstanding capital stock of Compensation Resource Group ("CRG") for a total purchase price of $30.5 million consisting of the following: a cash payment to the CRG selling shareholders of $11.4 million, the issuance of 596,463 shares of our common stock, having an aggregate value of $6.1 million based on the closing price on September 5, 2000, and the repayment of approximately $13.0 million of CRG's long-term debt. Acquisition expenses were $735,000 and are not included in the purchase price above. The cash portion of the purchase price was borrowed under our acquisition and working capital credit facility.

         CRG is an executive compensation and benefits organization that provides the design, marketing and administration of non-qualified benefit plans. CRG is headquartered in Los Angeles, California and has affiliated offices in seven other cities.

         Coincident with this acquisition, we entered into a bonus arrangement for certain key executives and employees of CRG. This arrangement provides for the payment of bonuses of up to $20 million if certain stipulated financial objectives are achieved during the years ended December 31, 2003 to 2005. These bonuses will be recorded as expense in the year earned. The acquisition of CRG has been accounted for as a purchase with $26.7 million of the purchase price allocated to the net present value of in-force revenue and amortized over a period of thirty years and $11.4 million allocated to goodwill.

         The unaudited pro forma financial information below presents our results as if the acquisition of CRG had occurred on January 1, 2000:

                                                    YEAR ENDED
                                                 DECEMBER 31, 2000
                                                 -----------------
                 Pro Forma
                   Revenue.....................           $181,787
                   Net income..................              9,500
                   Diluted earnings per share..               0.84

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

         Pearl Meyer & Partners, Inc. -- On June 21, 2000, we acquired all of the issued and outstanding capital stock of Pearl Meyer & Partners, Inc. ("Pearl Meyer") for a total purchase price of $25.9 million, not including acquisition expenses. The purchase price consisted of a cash payment of $21.9 million and the issuance of 250,000 shares of common stock with a value of $4.0 million. Acquisition expenses were $720,000. The cash portion of the purchase price was borrowed under our line of credit.

         The acquisition has been accounted for as a purchase with goodwill of $23.5 million.

         Pearl Meyer is a New York City-based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer organization became our fourth operating segment. Prior to the acquisition, we had no material relationship with Pearl Meyer.

         The unaudited pro forma information below presents our results as if the acquisition of Pearl Meyer had occurred on January 1, 2000.

                                                YEAR ENDED
                                             DECEMBER 31, 2000
                                             -----------------
                Pro Forma
                  Revenue.....................        $154,557
                  Net income..................          12,143
                  Diluted earnings per share..            1.10

         Other 2000 acquisitions - In 2000, we also acquired the following five entities for an aggregate purchase price of $8.6 million which consisted of $7.2 million of cash and expenses and 92,857 shares of our common stock valued at $1.4 million:

         o Forrest, Wagner and Associates, a Phoenix, Arizona-based firm specializing in marketing and administering non-qualified executive benefit plans, is included in the Executive Benefits Practice segment;
         o Three add-on acquisitions for our Banking Practice segment-Christiansen & Associates, The Watson Company and W.M. Sheehan & Company;
         o Insurance Alliances Group, Inc., a Stamford, Connecticut insurance firm specializing in executive estate planning, is included as part of corporate.

         As of December 31, 2002, additional consideration of $369,000 in cash and $1.1 million in common stock is payable if certain objectives are met over the next two years. If earned, these payments will be accounted for as additional goodwill. In-force revenue and goodwill recorded in the allocation of purchase price related to these acquisitions amounted to $5.0 million and $5.0 million, respectively. In-force revenue of $2.7 million and goodwill of $2.2 million was assigned to the Executive Benefits Practice segment; goodwill of $1.5 million was assigned to the Banking Practice segment; and in-force revenue of $2.3 million and goodwill of $1.3 million was assigned to corporate.

4.  FORMATION OF HUMAN CAPITAL PRACTICE

         On May 16, 2002, we announced the formation of our Human Capital Practice. The new practice includes our existing Rewards and Performance Group and ten former partners ("partners") and 74 support staff from the Human Capital Practice of Arthur Andersen LLP ("Andersen"). Prior to hiring, the partners and Andersen mutually terminated their partnership interest and association with each other free of all restrictive provisions under the Andersen Partnership Agreement and under any agreements relating to the employment with Andersen. We believe any successor liability is mitigated by hiring each new employee in a conventional employer/employee relationship.

         Upon hiring, the former Andersen partners received full recourse and interest-bearing loans in the amount of $8.4 million. Of these loans, $1.2 million have a term of two years and the remaining $7.2 million have a term of six and one-half years. As long as the partner is employed on the hiring anniversary date for the two-year loans and each December 31st for the six and one-half year loans, a pro rata portion of the loans will be forgiven at each date. As a result, these loans are classified as other assets on the December 31, 2002 balance sheet and are being amortized into the Human Capital Practice financial results as general and administrative expense. In October 2002, we agreed with one of the partners to terminate our relationship. In December 2002, we recorded a charge of approximately $575,000 related to the forgiveness of part of the partner's loan under the terms of the separation agreement. The remaining loan amount of approximately $834,000 will be received over the next six years. Assuming all remaining

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

partners continue to be employed by us throughout the terms of the loans, the amounts amortized into operating expense for the following fiscal years would be:

             2003.............................     $1,480
             2004.............................      1,134
             2005.............................        887
             2006.............................        887
             2007.............................        887
             2008 and thereafter..............        887

         In addition, support staff received $602,000 of sign-on bonuses at the time of their employment. The support staff will retain the bonus payments if they are employed on May 16, 2003. If they voluntarily leave before this date, they must repay a pro rata portion of their bonus. The sign-on bonuses are being amortized into the Human Capital Practice results over the first twelve months of employment. As of December 31, 2002, approximately $201,000 is included in other assets.

5. CONTINGENT CONSIDERATION

         As a result of our acquisition program, we have $39.0 million of additional consideration issuable to the former owners of our acquired companies including the amount of $11.1 million that is accrued on the balance sheet at December 31, 2002. These amounts are payable as additional consideration for the operating unit having met certain performance criteria negotiated at the time of the purchase. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of December 31, 2002:

                                     CASH     SHARES         SHARE VALUE(1)
                               --------------------------------------------
                2003                 $6.1     340,655           $6.6
                2004                  6.1     448,251            8.6
                2005                  6.0     124,618            2.4
                2006                  2.6      33,506            0.6
                               --------------------------------------------
                                    $20.8     947,030          $18.2
                               --------------------------------------------

               (1) Shares determined using the share value computed using the closing price of our common stock at December 31, 2002 of $19.25 per share.

6. ASSET DISPOSITION

         We acquired Insurance Alliances Group in May 2000 with the intent of establishing it as our estate planning segment. We were unable to develop this business to the size and scope we contemplated at the time of its acquisition and on September 21, 2001, we sold substantially all of the assets of this business for $300,000. We have retained and will continue to service the former company's in-force revenue stream and maintain a production arrangement with the former business owner. During 2001, we recorded as operating expense a write-down of approximately $2.1 million in the carrying value of the goodwill and in-force revenue intangible assets arising from this acquisition which were considered unrecoverable. We determined that the license renewal and administrative fees, revenue streams and the goodwill on our books were no longer realizable and should be written off.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

         Changes in the carrying amount of goodwill between December 31, 2001 and December 31, 2002 by reporting units are as follows:

                                             BALANCE           ACQUIRED                                       BALANCE
                                            DECEMBER            DURING                        IMPAIRMENT    DECEMBER 31,
                                            31, 2001          THE PERIOD    EARNOUTS/ETC.       CHARGE         2002
                                            --------          ----------    -------------     ----------    ------------

Executive Benefits Practice                 $ 14,930             $  -          $2,022            $  -        $16,952
Banking Practice                              35,768              522           4,198               -         40,488
Healthcare Group                              14,968                -               -            (892)        14,076
Management Science Associates                  5,010                -               -               -          5,010
Human Capital Practice                        11,313                -           3,880               -         15,193
Pearl Meyer & Partners                        21,753                -              35               -         21,788
Federal Policy Group                               -            2,766           1,500               -          4,266
Corporate                                         26                -               4               -             30
                                            --------           ------         -------            ----       --------
TOTAL                                       $103,768           $3,288         $11,639           ($892)      $117,803
                                            ========           ======         =======            ====       ========

    Information regarding our other intangible assets follows:

                                     AS OF DECEMBER 31, 2002                         AS OF DECEMBER 31, 2001
                       ----------------------------------------------------------------------------------------------
                            CARRYING        ACCUMULATED                        CARRYING       ACCUMULATED
                             AMOUNT        AMORTIZATION          NET            AMOUNT        AMORTIZATION      NET
                            --------       ------------          ---           --------       ------------      ---

In-force revenue            $503,895         ($24,334)        $479,561         $ 98,936        ($15,693)     $83,243
Non-compete
agreements                     4,472           (1,641)           2,831            1,750          (1,033)         717
                            --------         ---------        --------         --------        ---------     -------
     Total                  $508,367         ($25,975)        $482,392         $100,686        ($16,726)     $83,960
                            ========         =========        ========         ========        =========     =======


         Amortization expense of other intangible assets was $9.2 million, $7.6 million, and $4.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

         Net present value of future cash flows from in-force revenues are amortized over 20 to 30 years, periods representative of policy duration, and non-compete agreements are amortized over five to ten years according to the terms of the agreements. Goodwill generated from acquisitions completed prior to July 1, 2001 were amortized over periods of 20 to 40 years. Amortization of goodwill ceased January 1, 2002 under new accounting rules.

         For the past two years, our amortization has been comprised of the following:

                                                                             YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------
                                                                          2002         2001          2000
                                                                          ----         ----          ----
         Present value of future cash flows from in-force revenue...     $8,641       $7,282        $4,601
         Goodwill..................................................           -        4,003         2,262
         Non-compete agreements....................................         608          275           275
                                                                        -----------------------------------
         Total.....................................................      $9,249      $11,560        $7,138
                                                                        ===================================


         We estimate that our amortization for 2003 through 2007 for all acquisitions consummated to date will be as follows:

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

                                               NON-COMPETE
                           IN-FORCE REVENUE      AGREEMENTS      TOTAL
                           ---------------------------------------------
      2003................     $19,920            $629        $20,549
      2004................      16,342             554         16,896
      2005................      13,554             529         14,083
      2006................      13,081             529         13,610
      2007................      12,852             504         13,356

8.   CLARK/BARDES REINSURANCE COMPANY, LTD.

         Clark/Bardes Reinsurance Company, Ltd. (CBRCL), a wholly owned subsidiary of Clark/Bardes, Inc. was incorporated in the Cayman Islands with Limited Liability effective December 13, 2001. CBRCL was formed in order to increase and diversify our earnings stream by participating in the underwriting profits of the insurance business produced by its various operating segments. The Governor In Council granted approval on December 19, 2001 for the issuance of an unrestricted Class "B" insurer's license to CBRCL, subject to the receipt and approval by the Cayman Monetary Authority of certain outstanding requirements of the Law. The insurance license for CBRCL has been issued and is effective as of February 1, 2002. The business activity in this subsidiary during 2002 consisted of operating expenses. No revenue was generated by this entity during 2002.

9. ACCOUNTS RECEIVABLE

         Major categories of accounts receivable are as follows:

                                              AS OF DECEMBER 31,
                                             --------------------
                                               2002       2001
                                               ----       ----
         Accounts receivable - trade....      $64,181   $51,459
         Loans receivable...............        1,170     1,033
         Accounts receivable allowance..       (1,089)     (822)
                                             --------------------
                                              $64,262   $51,670
                                             ====================

The roll-forward of the accounts receivable allowance is as follows:

                                                        AS OF DECEMBER 31,
                                               -------------------------------
                                                    2002      2001      2000
                                                    ----      ----      ----
         Beginning balance.................        ($822)    ($555)     ($347)
         Write-offs........................          638       343        498
         Expense...........................         (905)     (610)      (706)
                                                ------------------------------
         Ending balance....................      ($1,089)    ($822)     ($555)
                                                ==============================

         As of December 31, 2002 and 2001, there were approximately $1.6 million and $1.2 million, respectively, of unbilled receivables included in accounts receivable on the consolidated balance sheet. These unbilled amounts, the majority of which relate to in-process consulting projects, are billed during the first quarter of the following year.

10. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Major classifications of equipment and leasehold improvements are as follows:

                                                        AS OF DECEMBER 31,
                                                       -------------------
                                                         2002      2001
                                                         ----      ----
         Computer software, office furniture and
           equipment................................   $22,021    $15,818
         Leasehold improvements.....................     3,502      2,163
                                                       -------------------
                                                        25,523     17,981
         Accumulated depreciation and amortization..   (10,459)    (6,976)
                                                       -------------------
                                                       $15,064    $11,005
                                                       ===================

         Depreciation expense was $4.4 million, $3.1 million, and $1.8 million for 2002, 2001 and 2000, respectively.

11. TAXES

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

         Income tax expense from operations consists of the following components:

                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                                     2002     2001     2000
                                     ----     ----     ----
Current:
  Federal.....................      $ 8,328  $4,887   $3,941
  State and local.............        2,947   1,727      289
Deferred:
  Federal.....................          908   1,704    1,458
  State and local.............          221     407      137
                                    -------  ------   ------
                                    $12,404  $8,725   $5,825
                                    =======  ======   ======

         Total income taxes incurred consists of the following components:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                   2002        2001      2000
                                                   ----        ----      ----
Income tax expense from operations............   $12,404      $8,725    $5,825
Income tax benefit in equity from exercise
  of options..................................       (24)       (196)     (245)
                                                 -------      ------    ------
    Total income tax incurred                    $12,380      $8,529    $5,580
                                                 =======      ======    ======

         A reconciliation of the 2002, 2001 and 2000 income tax expense computed by applying the statutory rate to income before income taxes to the actual taxes is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                   2002        2001     2000
                                                   ----        ----     ----
U.S. Federal statutory rate..................    $10,589      $8,657   $6,046
State income tax-- net of federal benefit....      1,950       1,448      518
Prior year warrant extinguishment............          -      (1,650)       -
Non-deductible goodwill amortization.........          -         299      123
Non-taxable life insurance proceeds                    -         (67)    (350)
Tax liability adjustment and prior year taxes       (123)       (362)    (411)
Other - net..................................        (12)        400     (101)
                                                 -------      ------   ------
                                                 $12,404      $8,725   $5,825
                                                 =======      ======   ======

         As a result of a recent Circuit Court case allowing the deductibility of such expenses, we filed an amended Federal income tax return for the year ended December 31, 1998 for an additional deduction of $4.8 million expended in 1998 for the repurchase of certain put warrants. During an audit of our Federal income tax return for the years 1998 and 1999, the Internal Revenue Service approved our amended return and approved a refund of approximately $1.7 million, before interest, for the years under audit. No other audit adjustments were made. Without the benefit of this refund, our effective tax rate would have been 41.9% for the year ended December 31, 2001.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                 AS OF DECEMBER 31,
                                                 ------------------
                                               2002             2001
                                               ----             ----
DEFERRED TAX LIABILITIES:
  Intangible assets....................      $11,454           $8,903

DEFERRED TAX ASSETS:
  Accrued liabilities and others.......        2,355              741
  Net operating loss...................        1,514            1,706
                                             -------          -------
                                               3,869            2,447
                                             -------          -------
NET DEFERRED TAX ASSETS (LIABILITIES)..      ($7,585)         ($6,456)
                                             =======          =======

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

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. Accordingly, no valuation allowance is deemed necessary.


12. LONG TERM DEBT

                                               AS OF DECEMBER 31,
                                               ------------------
                                               2002        2001
                                               ----        ----
Term loan payable to banks................   $ 50,000    $    -
Revolving credit loan payable to banks....     56,980         -
Notes payable to former shareholder of
   acquired businesses....................      6,079     7,125
Asset-backed notes........................    305,000         -
                                             --------    ------
                                              418,059     7,125
Less current maturities...................     22,675     1,046
                                             --------    ------
                                             $395,384    $6,079
                                             ========    ======

         Securitization - In order to finance the acquisition of LongMiller, we entered into a $305 million gross securitization of a majority of the in-force revenues of LongMiller. The securitization is broken into four tranches, each rated by Standard & Poors. The tranches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", the B-class tranch of $108 million rated "A" and the C-class tranch of $30 million rated "BBB". The weighted average interest cost over the 20-year life of the asset-backed notes is approximately seven percent. The securitized in-force revenues, which are approximately $40.6 million in 2003, are used to pay interest and principal to the noteholders. Assuming the securitized notes amortize as expected, the securitization will provide residual cash flow to us of approximately five percent for the securitized in-force revenue in the initial years, and our total residual interest would equal approximately 28 percent of the total securitized in-force revenue over the life of the notes. The securitization is treated as debt and is included in the Banking Practice segment, and is non-recourse to us. The note agreement requires cash flow from the assets securitizing the notes to be held in a separate account. As of December 31, 2002, there was restricted cash of $14.1 million related to such requirements.

         Credit Facility -- In May 2002, we amended our December 28, 1999 Credit Agreement to increase the amount available under the credit facility to $125.0 million. We converted $50 million of amounts under the revolving credit facility to term debt at December 31, 2002. The term debt will be paid quarterly over five years under the term facility agreement. We had $18.0 million available under our credit line at December 31, 2002. Our assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of the in-force policies acquired in connection with the acquisition of LongMiller.

         Interest on the revolver is paid quarterly and based upon prime or LIBOR plus a spread, at our preference. Our average interest rate at December 31, 2002 is 3.83%. Interest on the term loan is paid quarterly and is based on LIBOR plus a spread. (3.43% at December 31, 2002). Our spread may change depending on our financial leverage.

         The restrictive covenants under the loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum level of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all its restrictive covenants as of December 31, 2002. Our restrictive covenants may limit our borrowing ability under our credit line.

         We are obligated to pay a commitment fee based on the daily average of undrawn funds under the credit agreement. The fee is a minimum of .25% and a maximum of .50% based on the ratio of consolidated indebtedness to income before interest, taxes, depreciation and amortization for the most recent four quarters on a rolling quarterly basis.

         In 2001, we recorded interest expense of approximately $2.0 million as a result of the interest rate swap settlements associated with the payoff of our outstanding bank debt with the proceeds from our secondary offering.

         Phynque, Inc. Notes. In connection with the purchase of Phynque, Inc. d/b/a Management Compensation Group/Healthcare, we issued a $8.7 million promissory note payable in thirty-two equal quarterly installments of principal and interest at 10%. A portion of the promissory note is guaranteed personally by W. T. Wamberg, Chairman and Chief Executive Officer of Clark/Bardes, Inc.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

         At December 31, 2002, future payments under all financing arrangements are as follows:

                  2003........        $ 22,675
                  2004........          35,853
                  2005........          34,634
                  2006........          35,137
                  2007........          34,454
                  2008 and
                  thereafter..         255,306
                                      --------
                                      $418,059
                                      ========


13. FINANCIAL INSTRUMENTS

         Derivative Financial Instruments. We have used derivatives only for hedging purposes to mitigate interest rate risk. The following is a summary of our risk management strategies and the effect of these strategies on our consolidated financial statements.

         Cash Flow Hedging Strategy. We entered into interest-rate swap agreements to manage our interest-rate risk exposure. The interest-rate swap agreement effectively modified our exposure to interest rate risk by converting our floating rate debt to a fixed rate based on LIBOR. On December 21, 2001, we repaid $41.2 million of the hedged term debt from the proceeds of the sale of 3,693,750 shares of our common stock in a public offering on November 15, 2001. As a result of the repayment, the cash flow hedge has been effectively discontinued and therefore the $2.0 million related to the settlement of the swaps has been recognized as a component of interest expense in our December 31, 2001 statement of income. We have no derivative instruments outstanding at December 31, 2002.

         Concentrations of credit risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts receivable, and derivatives.

         We maintain cash and cash equivalents and short-term investments only with financial institutions having the highest ratings of liquidity. Concentration of credit risk with respect to accounts receivable are minimal because a majority of our receivables are with insurance carriers that have high credit ratings. We are exposed to credit risk in the event of non-performance by counterparties to derivative instruments. We limit this exposure by entering into swap arrangements with one or more of the members of our group of lending banks.

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

         The carrying amounts and fair values of our financial instruments at December 31 are as follows:


                                                                                AS OF DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                         2002                       2001
                                                                         ----                       ----
                                                                   CARRYING      FAIR       CARRYING          FAIR
                                                                    AMOUNT      VALUE        AMOUNT          VALUE
                                                                    ------      -----        ------          -----
                        Cash and cash equivalent............        $14,524     $14,524      $10,207         $10,207
                        Accounts and notes receivable.......         64,262      64,262       51,670          51,670
                        Accounts payable....................         11,065      11,065        4,767           4,767
                        Short-term debt.....................         22,675      23,202        1,046           1,046
                        Long-term debt......................        395,385     395,487        6,079           6,079
                        Interest rate swaps.................              -           -        2,043           2,043

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)

14. BENEFIT PLANS

         Incentive Stock Option Plan. The Incentive Stock Option Plan provided certain employees options to purchase shares for $4.80 and $7.00 per share; 190,832 shares were granted and no additional options may be granted under this program. The $4.80 and $7.00 options became fully vested at the date of the Initial Public Offering. The options expire ten years from the grant date and are voided within 90 days of the employee's termination or one year from date of death. No future options will be granted under this plan.

         1998 Stock Option Plan. In 1998, the Board of Directors approved a stock option plan providing for certain employees, directors and consultants to purchase shares at the fair market value at the time the option is granted. The Plan is administered by a committee of non-employee directors who have full discretion to determine participation, vesting and term of the option at the time of the grant providing that no option may have a term greater than ten years from the date of the grant. A total of 2.0 million shares are reserved for issuance under this plan. The vesting period of the stock options is generally between three and five years. As of December 31, 2002, 1,795,146 options have been granted under this program.

         1998 Non-Employee Director Stock Option Plan. A total of 100,000 shares of our common stock has been reserved for issuance under our Non-Employee Director Plan approved by the Board of Directors in January 2000. The non-employee director plan is administered by the compensation committee of the board. Only nonqualified options may be granted and all of our non-employee directors participate in the plan. The plan provides for the automatic grant of stock options to purchase 10,000 shares of our common stock to each newly elected non-employee director on the first day of the month following the election. The plan also provides for the automatic grant of stock options to purchase 4,000 shares of our common stock to continuing non-employee directors on the first day of the month immediately following our annual stockholder meeting. The exercise price for stock options granted under the non-employee director plan is the fair market value of our common stock on the date of grant. The vesting period of the stock options is generally between one and three years. As of December 31, 2002, 97,110 options had been granted under the non-employee director plan and a total of 2,890 shares of our common stock remain available for grant.

         2002 Stock Option Plan - On April 30, 2002, the Board of Directors approved the Clark/Bardes, Inc. 2002 Stock Option Plan (the "2002 Plan"). A total of 500,000 shares of our common stock have been reserved for issuance under the 2002 Plan. The exercise price for stock options granted under the 2002 Plan is the fair market value of our common stock on the date of grant. The vesting period of the stock options is generally between three and five years. As of December 31, 2002, 48,000 options had been granted under this plan and a total of 452,000 shares of our common stock remain available for grant.

         The following table summarizes the combined status of all of our stock option plans.


                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                 OPTIONS             EXERCISE PRICE
                                                                                 -------             --------------
    OUTSTANDING AT JANUARY 1, 2000....................................           1,237,842               $11.51
      Granted.........................................................             338,100                12.89
      Exercised.......................................................            (167,866)                6.35
      Forfeited.......................................................             (30,800)               12.51
                                                                                 ---------
    OUTSTANDING AT DECEMBER 31, 2000..................................           1,377,276                12.56
      Granted.........................................................             541,100                17.28
      Exercised.......................................................            (119,440)                8.44
      Forfeited.......................................................             (38,300)               15.40
                                                                                 ---------
    OUTSTANDING AT DECEMBER 31, 2001..................................           1,760,636                14.23
      Granted.........................................................             351,964                23.25
      Exercised.......................................................             (75,400)               23.55
      Forfeited.......................................................            (118,768)               18.20
                                                                                 ---------
    OUTSTANDING AT DECEMBER 31, 2002..................................           1,918,432                15.94
                                                                                 =========
    EXERCISABLE AT DECEMBER 31, 2002..................................           1,132,515                14.32
                                                                                 =========
    EXERCISABLE AT DECEMBER 31, 2001..................................             824,742
                                                                                 =========
    EXERCISABLE AT DECEMBER 31, 2000..................................             770,741
                                                                                 =========

         The options granted in 1999 include 263,300 issued to executives and employees of the Healthcare Group segment in connection with the acquisition of MCG/Healthcare. These options vest at the rate of 20% per year beginning in 1999 but are subject to certain forfeiture provisions if the segment fails to attain certain financial performance goals.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)


         The following table summarizes the stock options outstanding and exercisable as of December 31, 2002:


                                 OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                         ------------------------------------                   -----------------------
                                                 WEIGHTED         WEIGHTED                     WEIGHTED
                                                  AVERAGE         AVERAGE                      AVERAGE
      RANGE OF             NUMBER                REMAINING        EXERCISE        NUMBER       EXERCISE
  EXERCISE PRICES        OUTSTANDING         CONTRACTUAL LIFE      PRICE        EXERCISABLE     PRICE
  ---------------        -----------         ----------------      -----        -----------     -----
                                                 (YEARS)
     $4.80 - $7.00             66,674               4.2            $5.74           66,674       $5.74
             $9.00            267,291               3.3             9.00          256,291        9.00
    $9.88 - $11.50            299,150               7.4            10.26          116,061       10.12
   $11.75 - $14.50            179,956               8.3            13.59          123,887       13.25
   $14.75 - $15.93            154,370               7.0            14.89          103,200       14.86
   $16.63 - $18.13            444,846               7.1            16.80          315,971       16.78
   $21.50 - $25.28            436,645               9.3            24.21          112,499       24.98
   $27.49 - $30.30             69,500               5.4            27.79           37,932       28.05
                            ---------                                           ---------
                            1,918,432                                           1,132,515
                            =========                                           =========

         The pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if we accounted for our stock based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively:


                                                                      2002       2001       2000
                                                                      ----       ----       ----
     Dividend yield........................................            None        None      None
     Volatility............................................           64.8%      64.17%     64.3%
     Risk-free interest rates..............................            5.2%        5.4%      5.1%
     Expected life (years).................................              5           6         6

         The estimated average fair values of options outstanding in 2002, 2001, and 2000 were $10.63, $9.00, and $9.03, respectively. Had compensation cost for our stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                               ------------------------------
                                                                                2002         2001      2000
NET INCOME
  As reported......................................................            $17,328      $16,012   $11,448
  Stock option compensation expense, net of tax....................             (2,132)      (1,876)     (780)
                                                                               -------      -------   -------
  Proforma.........................................................            $15,196      $14,136   $10,668
                                                                               =======      =======   =======
BASIC EARNINGS PER COMMON SHARE
  As reported......................................................              $1.03        $1.22     $1.07
  Proforma.........................................................              $0.90        $1.07     $0.99

DILUTED EARNINGS PER COMMON SHARE
  As reported......................................................              $0.99        $1.18     $1.05
  Pro forma........................................................              $0.87        $1.04     $0.98

         These pro forma amounts are not likely to be representative of the effect on reported net income for future years.

         Savings Investment Plan. The Savings Investment Plan is a defined contribution profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, covering substantially all eligible employees. At our discretion, we may contribute up to 100% of an eligible participant's contributions to the Plan up to a maximum of 3% of salary. Our contributions to the Plan were $2.0 million, $1.1 million, and $746,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)


subsequent periods. The price of the shares under each offering segment is 85% of the lower of the closing market price on the day before the offering period begins or on the day the offering period ends.

         We have, for the eight expired periods prior to December 31, 2002, determined that we will purchase the requisite shares on the open market and have not issued any additional shares to fulfill this obligation. Future fulfillment under this Plan may be made through open market purchases or unissued shares, at our discretion.

         During 2002, 2001, and 2000, our employees purchased 49,824, 52,663, and 49,780 shares, respectively of common stock at an average cost to them of $17.89, $13.00, and $10.34 per share, respectively. Our open market purchases of these shares for the employees were made at an average cost of $21.18, $11.67, and $12.78 per share during 2002, 2001 and 2000, respectively.

         Key Executive Life Insurance. We maintain key man life insurance policies of $50.0 million on our Chairman and Chief Executive Officer and policies ranging from $1.0 to $19.0 million on certain other key executives. As part of our Chairman and Chief Executive Officer's employment agreement, we agree to use the proceeds from the key man life insurance to purchase from the Chairman's estate up to $20 million of common stock at the closing price on the last trading day immediately preceding his death.


15. COMMITMENTS

         Leases -- We conduct operations from leased office facilities. We expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown in the table below.

         Rental expense for the years ended December 31, 2002, 2001, and, 2000 was $9.4 million, $6.0 million, and $4.1 million, respectively.

         At December 31, 2002, approximate minimum rental commitments under all non-cancelable leases having terms in excess of a year are as follows:

                  2003             $10,743
                  2004              10,622
                  2005              10,481
                  2006               9,997
                  2007               9,581
                  2008 and
                  thereafter        25,809
                                   -------
                                   $77,233
                                   =======


16. RELATED PARTY TRANSACTIONS

         A summary of our related party balances and transactions at December 31, 2002, 2001, and 2000 and for the years then ended are:

                                             2002      2001     2000
                                             ----      ----     ----
BALANCES:
  Accounts receivable -- officers
    and directors......................      $ --      $ --     $ 64
  Accrued liabilities....................      40        23       25

TRANSACTIONS:
  Commissions and service fees...........    $ 52      $  6       --
  Commission and fee expense.............      --        --     $ 25
  General and administrative expense.....     418       347      154

         We entered into compensation and employment agreements with certain key employees. The agreements provide for an indefinite employment term, compensation, stock bonuses, expense reimbursements and participation in benefit plans and are subject to the employees' compliance with certain provisions. In addition, nine administrative employees of our Healthcare Group are entitled to a severance payment in the event they voluntarily terminate their employment. This was an obligation of MCG/Healthcare at the time of its acquisition and was valued and included in our consolidated balance sheet at approximately $616,000, and $1.1 million at December 31, 2002 and 2001, respectively.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)


         We lease 16,266 square feet of office space owned by W.T. Thomas Wamberg for approximately $400,000, under a lease expiring on February 21, 2009.

         Wamberg Financial Corporation, one of our subsidiaries, leases hangar space for the corporate aircraft from WTW Investment, an entity controlled by Mr. Wamberg for an annual rent of approximately $45,000.

         During 2003, we paid Randy Pohlman, a member of our Board of Directors, $40,000 as a referral fee. This amount was accrued in our financial statements as of December 31, 2002.

         In 2001, Mr. Wamberg and Richard Chapman, Executive Vice-President of Clark/Bardes, Inc. and President of the Banking Practice, have collectively invested $1 million in a company of which George Dalton, a member of our Board of Directors, is founder and majority shareholder.

         Mr. Wamberg's two step-sons, Jason French and Chuck French, are employed by us. Jason is a Director of Corporate Marketing and Chuck is a consultant with the Executive Benefits Practice. Neither of them report directly to Mr. Wamberg.

         William Archer, a member of our Board of Directors since February 2001, is a senior policy advisor at PricewaterhouseCoopers LLP. We previously engaged PricewaterhouseCoopers LLP to perform various consulting related to the installation of our wide area network and a knowledge management system at one of our compensation consulting practices. In addition, PricewaterhouseCoopers was retained by one of our practices to perform certain legislative work. During 2002 and 2001, we paid approximately $380,000 and $726,000, respectively, to PricewaterhouseCoopers LLP for these services.

         On February 25, 2002, we acquired the Federal Policy Group of PricewaterhouseCoopers LLP. The purchase price was $11.0 million before acquisition costs of approximately $28,000, consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments over the next four years based upon attainment of established performance criteria.

         Robert Long became a member of our Board of Directors in January 2003 as a result of the LongMiller acquisition. He received a substantial amount of the proceeds including notes from our November 2002 purchase of LongMiller.

         On September 25, 2002, we entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of our principal stockholders. During 2002, we received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.2 million in 2002, pursuant to this agreement. Under the terms of this agreement, we expect to continue to receive approximately $2.5 million from the carrier for a period of 30 years depending upon certain conditions. Of this annual amount, $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and we will not have access to this cash for general corporate purposes until the securitization notes are fully paid. This revenue, net of amounts provided for chargebacks, are being recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received), if any policies under this agreement are surrendered or if there is a section 1035 exchange. Any chargeback amounts would be deducted from the next scheduled payment.

         Fox-Pitt Kelton, co-manager of our November 2001 secondary offering, owns Conning Capital Partners. Steve Piaker, a member of our Board of Directors, is a partner with Conning Capital Partners.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)


17. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                          YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2002              2001              2000
                                                                   ----              ----              ----
NUMERATOR:
  Net income for basic and diluted
     earnings per share.................                          $17,328           $16,012           $11,448
                                                                  -------           -------           -------
DENOMINATOR:
  Basic earnings per share -- weighted average
   shares outstanding.......................                   16,896,657        13,162,899        10,744,718
  Effect of dilutive securities:
  Stock options...............................                    456,490           412,931           135,375
  Contingent shares earned not issued...........                  159,959                 -                 -
                                                               ----------        ----------        ----------
    Diluted earnings per share -- weighted average
     shares plus assumed conversions..........                 17,513,106        13,575,830        10,880,093
                                                               ==========        ==========        ==========
PER SHARE:
  Basic earnings .............................                      $1.03             $1.22             $1.07
                                                                    =====             =====             =====
  Diluted earnings............................                      $0.99             $1.18             $1.05
                                                                    =====             =====             =====

         There are 581,580, 225,000 and 737,821 potentially dilutive shares related to outstanding stock options which are not included in the calculations as they are anti-dilutive for the years ended December 31, 2002, 2001 and 2002, respectively.


18. SIGNIFICANT RISKS AND UNCERTAINTIES

         Federal tax laws create certain advantages for the purchase of life insurance products; therefore, the life insurance products underlying the benefit programs marketed by us are vulnerable to adverse changes in laws and interpretation. Any proposal or enactment of changes in federal tax laws that would reduce or eliminate such advantages could result in the surrender of existing policies. As a result of any such change, we could lose a substantial amount of renewal revenue and our ability to write new business could be impaired.

         In July 2002, proposed Treasury regulations changed the manner in which split dollar life insurance arrangements will be taxed in the future. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Consequently, this initiative could result in reduced revenue from split dollar arrangements.

         Other types of potential changes to federal tax laws could also have a significant adverse effect on our revenues. In July 2002, the Senate Finance Committee reported legislation that would have removed a 1978 moratorium on Treasury Department regulatory guidance on the tax treatment of nonqualified deferred compensation arrangements. On February 3, 2003, the Bush Administration made a similar proposal to remove this guidance moratorium. Also, there have been legislative proposals that would tax the deferrals of compensation by top executives under certain "funded" deferred compensation arrangements, including those involving rabbi trusts. If any of these legislative proposals were enacted, future compensation deferrals under arrangements we market could be significantly curtailed, with a resulting reduction in our revenues from these arrangements.

         There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. For example, in 1998, 1999, and 2000, the Clinton Administration proposed to deny interest deductions of corporate taxpayers in proportion to the unborrowed cash values of life insurance policies they held on the lives of their employees; however, this proposal was not adopted by the Congress and has not been renewed by the Bush Administration. More recently, in the aftermath of negative media coverage regarding certain types of business-owned life insurance, Senator Jeff Bingaman (D-NM) has proposed to tax the death benefits taxpayers receive from policies on the lives of former employees. Significant segments of the life insurance industry are engaged in an ongoing, intensive effort to oppose the Bingaman proposal. While Senator Bingaman did not offer his proposal in 2002, and while there has not been any significant demonstration of Congressional support for the proposal, there can be no assurance that the proposal will not ultimately be included in enacted legislation. If Congress were to adopt this proposal or other legislation eliminating or limiting the tax-deferred appreciation of business-owned life insurance policies, eliminating or limiting the tax-free payment of death benefits on such policies, or otherwise adversely affecting the tax treatment of the policies, these policies would be less attractive to policyholders and a large number of such policies could be surrendered or exchanged, which could have a

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)


material adverse effect on our financial condition and results of operations.

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

         On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. This law generally prohibits any personal loans from certain SEC-regulated companies to current directors or executive officers of such companies. While it is not entirely clear, there is a possibility that company premium payments made on or after July 30, 2002 on collateral-assignment split dollar policies, on current directors or executive officers of those SEC-regulated companies, could be covered by the loan prohibition. We have certain split dollar policies with four of our officers. These policies are expected to be terminated in 2003. Without favorable clarification of this law, revenue from collateral assignment split dollar arrangements could be reduced as a result of this law.


19. SEGMENTS AND RELATED INFORMATION

We have six reportable segments:
         Executive Benefits Practice
         Banking Practice
         Healthcare Group
         Human Capital Practice
         Pearl Meyer & Partners
         Federal Policy Group

         On September 6, 2000, we acquired all of the outstanding common stock of Compensation Resource Group, Inc. ("CRG") an independent company specializing in the design, marketing and administration of non-qualified executive compensation plans using company owned life insurance products. In acquiring CRG, we reorganized as follows:
        o The segment formerly known as Clark/Bardes was renamed Compensation Resource Group and consists of a Los Angeles, California headquarters with service centers in Dallas, Texas and Bethesda, Maryland.
        o The bank-owned life insurance product sold by the former Clark/Bardes segment was transferred to the Banking Practice thus placing all of our bank-owned life insurance business in one segment, commencing January, 2001.

         The Healthcare Group became a segment with the acquisition of Phynque, Inc. (d.b.a. MCG/Healthcare) on April 5, 1999.

         Prior to May 16, 2002, the amounts reflected below for the Human Capital Practice segment reflect the results of and information related to the Rewards and Performance Group, which is now part of the Human Capital Practice (see Note 4). Pearl Meyer & Partners, Inc. became our fourth segment when it was acquired on June 21, 2000.

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

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                              2002         2001         2000
                                                                              ----         ----         ----
                    REVENUES FROM EXTERNAL CUSTOMERS
                    Executive Benefits Practice......................        $ 85,565     $ 94,238    $ 47,238
                    Banking Practice.................................         116,036       91,890      71,691
                    Healthcare Group.................................          37,906       27,527      23,498
                    Human Capital Practice...........................          11,584        9,028          --
                    Pearl Meyer & Partners...........................          13,074       12,600       6,453
                    Federal Policy Group.............................           9,520            -           -
                                                                             --------     --------    --------
                         Total segments -- reported..................         273,685      235,283     148,880
                    Corporate/CBFS...................................           4,901        1,601         687
                                                                             --------     --------    --------
                         Total consolidated -- reported..............        $278,586     $236,884    $149,567
                                                                             ========     ========    ========
                    OPERATING INCOME AND INCOME BEFORE TAXES
                    Executive Benefits Practice ......................       $  4,169     $ 11,523    $  8,931
                    Banking Practice..................................         37,153       31,265      19,260
                    Healthcare Group..................................          4,818       (1,334)        601
                    Human Capital Practice............................         (7,938)       2,680          --
                    Pearl Meyer & Partners............................          1,916        1,164       1,232
                    Federal Policy Group..............................          4,094            -           -
                                                                             --------     --------    --------
                         Total segments -- reported...................         44,212       45,298      30,024
                    Corporate/CBFS....................................        (10,499)     (11,677)     (9,134)
                    Write-off of Insurance Alliance Group..............             -       (2,070)         --
                    Other income......................................            262          354       1,075
                    Interest -- net (1) ..............................         (3,720)      (7,168)     (4,692)
                                                                             --------     --------    --------
                         Income before taxes..........................       $ 30,255     $ 24,737    $ 17,273
                                                                             ========     ========    ========
                    DEPRECIATION AND AMORTIZATION
                    Executive Benefits Practice.......................       $  5,207     $  6,778    $  2,511
                    Banking Practice..................................          3,666        2,128       2,955
                    Healthcare Group..................................          2,947        3,256       2,479
                    Human Capital Practice............................            255          496          --
                    Pearl Meyer & Partners............................            646        1,653         783
                    Federal Policy Group..............................            330            -          --
                                                                             --------     --------    --------
                         Total segments -- reported...................         13,051       14,311       8,728
                    Corporate/CBFS....................................            549          355        (149)
                                                                             --------     --------    --------
                         Total consolidated -- reported...............       $ 13,600     $ 14,666    $  8,579
                                                                             ========     ========    ========
                    IDENTIFIABLE ASSETS
                    Executive Benefits Practice.......................       $ 83,665     $ 93,743    $ 83,964
                    Banking Practice..................................        526,485       79,720      65,156
                    Healthcare Group..................................         36,793       41,520      33,768
                    Human Capital Practice............................         28,378       16,364          --
                    Pearl Meyer & Partners............................         29,211       31,670      29,627
                    Federal Policy Group..............................          7,413
                                                                             --------     --------    --------
                         Total segments -- reported...................        711,945      263,017     212,515
                    Deferred tax asset................................          1,252          690       1,861
                    Corporate/CBFS....................................         21,373        6,224       5,479
                                                                             --------     --------    --------
                         Total consolidated -- reported...............       $734,570     $269,931    $219,855
                                                                             ========     ========    ========
                    CAPITAL EXPENDITURES
                    Executive Benefits Practice.......................       $    726     $  1,352    $  1,091
                    Banking Practice..................................          1,657          724       1,161
                    Healthcare Group..................................          2,049        1,117         663
                    Human Capital Practice............................            668          154          --
                    Pearl Meyer & Partners............................            383        1,104         550
                    Federal Policy Group..............................             67            -           -
                                                                             --------     --------    --------
                         Total segments -- reported...................          5,550        4,451       3,465
                    Corporate/CBFS....................................          2,151          554          32
                                                                             --------     --------    --------
                         Total consolidated -- reported...............       $  7,701     $  5,005    $  3,497
                                                                             ========     ========    ========

                  (1) In 2001, we incurred $2.0 million of interest expense related to our interest rate swaps.

         Geographic Information -- Virtually all our revenue is derived from clients located in the United States.

         Major Customers and Clients -- We generated in excess of 25% of our revenue in 2002 from 41 clients, in 2001 from 22 clients and in 2000 from 17 clients, respectively. None of the carriers individually accounted for more than 10% of consolidated revenue. Substantially all of the policies underlying the programs marketed by us are underwritten by 20 life insurance companies, of which seven accounted for approximately 48.3% of our first year revenue for the year ended December 31, 2002, 60.0% of our first year revenue for the year ended December 31, 2001, and 66.3% for the year ended December 31, 2000.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)


20. ADDITIONAL FINANCIAL INFORMATION

         Statement of Income -- In 2002, other income includes rental income from a tenant who is subleasing office space from one of our practices.

         In 2001, other income includes $191,000 of life insurance proceeds as a result of the death of one of our employees and rental income from a tenant of $256,000.

         In 2000, other income includes $1.0 million death benefit proceeds under a key person insurance policy as the result of the death of an executive of the Banking Practice.


21. LITIGATION

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

         On July 25, 2000, Constellation Energy Group, Inc. ("Constellation") and related entities filed a civil action against us in the U.S. District Court for the District of Maryland. On September 14, 2001, Constellation amended its complaint and added New York Life Insurance and Annuity Corporation as a defendant. Constellation claims that we failed to take proper action in connection with the administration of an employee benefit life insurance program under which policies were issued by the defendant insurance company. On February 20, 2003, an agreement was reached for a complete settlement of this litigation. While the settlement terms are confidential, we regard the outcome as favorable and believe such terms will not have a material adverse impact on our financial condition or results of operations.

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


22. INTERIM FINANCIAL DATA (UNAUDITED)

         During the fourth quarter of 2002, we completed an analysis of the services provided and timing thereof under our administrative services agreements at our Executive Benefits Practice. As a result of this analysis, we determined that because of changes in the timing of the services being provided, revenue under these agreements should have been recognized on the straight-line during 2002. Historically, these fees were recognized 75% in the renewal month and 25% ratably over the remainder of the annual service agreement. In addition, we are also restating to reflect a timing difference whereby CBFS was under-recognizing revenue in the period earned. This restatement for CBFS had no impact on prior years reported or on 2002 results for the full year.

         As a result, the first three quarters of the year ended December 31, 2002, have been restated from the amounts previously reported to recognize administrative service fees on a straight-line basis and record CBFS revenue in the appropriate period.

         The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)


                                                                             QUARTER ENDED
                                       DEC.         SEPT.          JUNE          MAR.        DEC.       SEPT.       JUNE       MAR.
                                       2002          2002          2002          2002        2001       2001        2001       2001
                                       ----          ----          ----          ----        ----       ----        ----       ----
                                                     (AS           (AS           (AS
                                                  PREVIOUSLY    PREVIOUSLY    PREVIOUSLY
                                                   REPORTED)     REPORTED)     REPORTED)
REVENUE
  First year commissions
   and related fees                 $39,824         $36,042       $26,307       $24,551     $40,813    $22,021     $20,353  $36,162
  Renewal commissions and
   related fees                      43,324          17,665        18,409        36,172      32,278     18,167      16,678   25,905
  Consulting fees                    10,098           8,215         8,911         5,031       5,100      4,255       6,398    3,906
  Reimbursable expenses               1,603             768         1,322         1,350       1,725      1,233       1,024      866
                                    -------         -------       -------       -------     -------    -------     -------  -------
TOTAL REVENUE                        94,849          62,690        54,949        67,104      79,916     45,676      44,453   66,839
  % of annual                          33.9%           22.4%         19.7%         24.0%       33.7%      19.3%       18.8%    28.2%

OPERATING EXPENSES
  Commissions and fees               30,790          18,971        16,183        24,054      30,005     13,972      13,070   26,955
     % of revenue                      32.5%           30.3%         29.5%         35.8%       37.5%      30.6%       29.4%    40.3%
  General and administrative         40,388          37,237        32,832        30,126      28,922     24,638      24,642   24,651
     % of revenue                      42.6%           59.4%         59.7%         44.9%       36.2%      53.9%      55.4%     36.9%
  Reimbursable expenses               1,603             768         1,322         1,350       1,725      1,233       1,024      866
  Amortization                        3,158           2,163         2,097         1,831       2,934      2,887       2,940    2,799
  Write-off of IAG (2)                    -               -             -             -       2,070          -           -        -
                                    -------         -------       -------       -------     -------    -------     -------  -------
TOTAL OPERATING EXPENSES             75,939          59,139        52,434        57,361      65,656     42,730      41,676   55,271
                                    -------         -------       -------       -------     -------    -------     -------  -------
OPERATING INCOME                     18,910           3,551         2,515         9,743      14,260      2,946       2,777   11,568
                                    -------         -------       -------       -------     -------    -------     -------  -------
   % of revenue                        19.9%            5.7%          4.6%         14.5%       17.8%       6.4%        6.2%    17.3%

INTEREST AND OTHER INCOME               155             145           155           157          37        419          56      393
INTEREST EXPENSE (3)                  2,642             588           458           382       3,218      1,561       1,511    1,429
                                    -------         -------       -------       -------     -------    -------     -------  -------
INCOME BEFORE TAXES                  16,423           3,108         2,212         9,518      11,079      1,804       1,322   10,532
Income taxes                          6,597           1,431           846         3,940       3,946         39         422    4,318
                                    -------         -------       -------       -------     -------    -------     -------  -------
INCOME BEFORE CUMULATIVE
EFFECT IN CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX                 9,826           1,677         1,366         5,578       7,133      1,765         900    6,214
Cumulative effect of change in
accounting principle, net of tax          -               -             -           523           -          -           -        -
                                    -------         -------       -------       -------     -------    -------     -------  -------
NET INCOME                          $ 9,826         $ 1,677       $ 1,366       $ 5,055     $ 7,133    $ 1,765     $   900  $ 6,214
                                    -------         -------       -------       -------     -------    -------     -------  -------
Basic Earnings per Common Share       $0.55           $0.10         $0.08         $0.31       $0.48      $0.14       $0.07    $0.49
                                      =====           =====         =====         =====       =====      =====       =====    =====
Diluted Earnings per Common
  Share                               $0.55           $0.10         $0.08         $0.30       $0.48      $0.13       $0.07    $0.49
                                      =====           =====         =====         =====       =====      =====       =====    =====

                       CLARK/BARDES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONSOLIDATED)


                                                                             QUARTER ENDED
                                       DEC.           SEPT.          JUNE          MAR.       DEC.       SEPT.       JUNE       MAR.
                                       2002          2002(1)        2002(1)       2002(1)     2001       2001        2001       2001
                                       ----          -------        -------       -------     ----       ----        ----       ----
                                                       (AS            (AS           (AS
                                                    RESTATED)      RESTATED)     RESTATED)
REVENUE
  First year commissions
    and related fees                $39,824         $35,941(1)    $26,281(1)    $24,778(1)  $40,813    $22,021     $20,353  $36,162
  Renewal commissions and
    related fees                     43,324          17,889(1)     18,376(1)     34,875(1)   32,278     18,167      16,678   25,905
Consulting fees                      10,098           8,215         8,911         5,031       5,100      4,255       6,398    3,906
Reimbursable expenses                 1,603             768         1,322         1,350       1,725      1,233       1,024      866
                                    -------         -------       -------       -------     -------    -------     -------  -------
TOTAL REVENUE                       $94,849         $62,813       $54,890       $66,034     $79,916    $45,676     $44,453  $66,839
    % of annual                        34.0%           22.6%         19.7%         23.7%       33.7%      19.3%       18.8%    28.2%

OPERATING EXPENSES
  Commissions and fees               30,790          18,971        16,183        24,054      30,005     13,972      13,070   26,955
    % of revenue                       32.5%           30.2%         29.5%         36.4%       37.5%      30.6%       29.4%    40.3%
  General and administrative         40,388          37,237        32,832        30,126      28,922     24,638      24,642   24,651
    % of revenue                       42.6%           59.3%         59.8%         45.6%       36.2%      53.9%       55.4%    36.9%
  Reimbursable expenses               1,603             768         1,322         1,350       1,725      1,233       1,024      866
  Amortization                        3,158           2,163         2,097         1,831       2,934      2,887       2,940    2,799
  Write-off of IAG(2)                     -               -             -             -       2,070          -           -        -
                                    -------         -------       -------       -------     -------    -------     -------  -------
TOTAL OPERATING EXPENSES             75,939          59,139        52,434        57,361      65,656     42,730      41,676   55,271
                                    -------         -------       -------       -------     -------    -------     -------  -------
OPERATING INCOME                     18,910           3,674         2,456         8,673      14,260      2,946       2,777   11,568
                                    -------         -------       -------       -------     -------    -------     -------  -------
% of revenue                           19.9%            5.8%          4.5%         13.1%       17.8%       6.4%        6.2%    17.3%

INTEREST AND OTHER INCOME               155             145           155           157          37        419          56      393
INTEREST EXPENSE (3)                  2,642             588           458           382       3,218      1,561       1,511    1,429
                                    -------         -------       -------       -------     -------    -------     -------  -------
INCOME BEFORE TAXES                  16,423           3,231         2,153         8,448      11,079      1,804       1,322   10,532
INCOME TAXES                          6,597           1,487(1)        823(1)      3,497(1)    3,946         39         422    4,318
                                    -------         -------       -------       -------     -------    -------     -------  -------
INCOME BEFORE CUMULATIVE
EFFECT IN CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX                 9,826           1,744         1,330         4,951       7,133      1,765         900    6,214
Cumulative effect of change in
accounting principle, net of tax          -               -             -           523           -          -           -        -
                                    -------         -------       -------       -------     -------    -------     -------  -------
NET INCOME                          $ 9,826         $ 1,744       $ 1,330       $ 4,428     $ 7,133    $ 1,765     $   900  $ 6,214
                                    -------         -------       -------       -------     -------    -------     -------  -------
Basic Earnings per Common Share       $0.55           $0.10         $0.08         $0.27       $0.48      $0.14       $0.07    $0.49
                                      =====           =====         =====         =====       =====      =====       =====    =====
Diluted Earnings per Common Share     $0.55           $0.10         $0.08         $0.26       $0.48      $0.13       $0.07    $0.49
                                      =====           =====         =====         =====       =====      =====       =====    =====

         (1)      As restated
         (2) In the fourth quarter of 2001, we incurred an operating expense of $2.1 million in connection with the write-down of assets acquired from Insurance Alliances Group.
         (3) In 2001, we recorded interest expense of approximately $2.0 million as a result of the interest rate swap settlements associated with the payoff of our outstanding bank debt with the proceeds from our secondary offering.


23. SUBSEQUENT EVENTS

         On January 28, 2003, our Board of Directors approved an amendment to our certificate of incorporation changing our name to Clark, Inc., approved the Clark, Inc. 2003 Stock Option Plan, and approved the Amended and Restated Employee Stock Purchase Plan. These proposals will be submitted to the shareholders for approval at the April 29, 2003 Annual Shareholder meeting.

         On January 7, 2003, we entered into two interest rate swaps with a total notional value of $50 million to hedge the $50 million of term debt. The terms of these interest rate swaps are as follows:

                   Fixed rate to       Variable rate to
Notional amount      be paid            be received            Maturity date
---------------      -------            -----------            -------------
$28 million           2.85%                LIBOR              December 31, 2007
$22 million           2.92%                LIBOR              December 31, 2007

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CLARK/BARDES, INC.

                                    By: /s/ W.T. WAMBERG
                                       -----------------------------------------
                                       W. T. Wamberg
                                       President and Chief Executive Officer


Date: March 26, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ W.T. WAMBERG               Chairman of the Board,       March 26, 2003
------------------------------        President, Chief
      W. T. Wamberg             Executive Officer and Director

      /s/ THOMAS M. PYRA         Vice President and Chief         March 26, 2003
------------------------------     Financial Officer, Principal
      Thomas M. Pyra            Accounting Officer and Chief
                                      Operating Officer

      /s/ RANDOLPH A. POHLMAN              Director               March 26, 2003
------------------------------
      Randolph A. Pohlman

      /s/ L. WILLIAM SEIDMAN               Director               March 26, 2003
------------------------------
      L. William Seidman

      /s/ GEORGE D. DALTON                 Director               March 26, 2003
------------------------------
      George D. Dalton

      /s/ STEVEN F. PIAKER                 Director               March 26, 2003
------------------------------
      Steven F. Piaker

      /s/ BILL ARCHER                      Director               March 26, 2003
------------------------------
      Bill Archer

      /s/ ROBERT LONG                      Director               March 26, 2003
------------------------------
      Robert Long

CERTIFICATIONS
--------------

I, W.T. Wamberg, certify that:

         1. I have reviewed this annual report on Form 10-K of Clark/Bardes, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003              /s/  W.T. Wamberg
                                   -----------------

                                   Title:  President and Chief Executive Officer
                                         ---------------------------------------

I, Thomas M. Pyra, certify that:

                  1. I have reviewed this annual report on Form 10-K of Clark/Bardes, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b.       Evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c.       Presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 26, 2003              /s/ Thomas M. Pyra
                                    ------------------

                                    Title:  Chief Financial Officer and Chief
                                              Operating Officer
                                          --------------------------------------

                                  EXHIBIT INDEX


2.1 Reorganization Agreement, dated as of July 30, 1998, by and among Clark/Bardes Holdings, Inc., Clark/Bardes, Inc. and the Predecessor Company (Incorporated herein by reference to Exhibit 2.1 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

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

2.10 Membership Interests Purchase Agreement regarding FTPG LLC, dated February 25, 2002, by and among Clark/Bardes, Inc., Clark/Bardes Consulting, Inc. and PricewaterhouseCoopers LLP, Kenneth J. Kies, Patrick J. Raffaniello and FTPG LLC. (Incorporated herein by reference to Exhibit 2.10 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-27469, filed with the SEC on March 29, 2002).

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

10.2 Clark/Bardes Consulting, Inc. Execu-FLEX Benefit Plan, restated effective as of June 1, 2001(Incorporated herein by reference to Exhibit 10.2 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-27469, filed with the SEC on March 29, 2002).

         (a) Amendment No. 1 to Clark/Bardes Consulting, Inc. Execu-FLEX Benefit Plan, effective as of January 1, 2002 (Incorporated herein by reference to Exhibit 10.2(a) of Clark/Bardes' Annual Report on Form 10-K, File No. 000-27469, filed with the SEC on March 29, 2002).

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

10.6 Tax Indemnity Agreement by and between Clark/Bardes Holdings, Inc., Clark/Bardes, Inc. and certain former Shareholders of the Predecessor Company (Incorporated herein by reference to Exhibit 10.28 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799).

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

10.12 Form of Employment Agreement dated October 30, 2001 by and between Clark/ Bardes, Inc. and Thomas M. Pyra. (Incorporated herein by reference to Exhibit 10.12 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-27469, filed with the SEC on March 29, 2002).

10.13 Form of Employment Agreement dated April 5, 1999 by and between Clark/Bardes, Inc. and Donald Wegmiller (Incorporated herein by reference to Exhibit 10.47 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on August 16, 1999).

10.14 Employment Agreement effective August 14, 2001 by and between Clark/Bardes, Inc. and Richard C. Chapman. (Incorporated herein by reference to Exhibit 10.14 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-27469, filed with the SEC on March 29, 2002).

10.15 Employment Agreement, dated as of September 1, 1999, by and between Clark/Bardes Holdings, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.48 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 12, 1999).

         (a) First Amendment, dated March 6, 2002, to the Employment Agreement by and between Clark/Bardes Holdings, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.15 (a) of Clark/Bardes' Annual Report on Form 10-K, File No. 000-27469, filed with the SEC on March 29, 2002).

10.16 Employment Agreement dated as of March 1, 2001 by and between Clark/Bardes Holdings, Inc. and James C. Bean. (Incorporated herein by reference to Exhibit 10.16 of Clark/Bardes' Annual Report on Form 10-K, File No. 000-27469, filed with the SEC on March 29, 2002).

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

         (a) First Amendment to Amended and Restated Credit Agreement as of August 23, 2000 by and among Clark/Bardes, Inc., Bank One, Texas, N.A. as administrative agent for itself and other designated lenders. (Incorporated herein by reference to Exhibit 10.51 of Clark/Bardes' Annual Report on Form 10-K/A for the period ending December 31, 2000, filed with the SEC on April 9, 2001).

10.18 Promissory Note dated September 6, 2000 by and among Clark/Bardes Holdings, Inc. and William L. MacDonald, Sr. (Incorporated herein by reference to Exhibit 10.1 of Clark/Bardes' Current Report on Form 8-K, File No. 000-24769, filed with the SEC on September 20, 2000).

10.19 Clark/Bardes, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 14, 2002).

10.20 Membership Interest Purchase Agreement, dated as of September 25, 2002, by and among Clark/Bardes, Inc., Clark/Bardes Consulting, Inc., Long, Miller & Associates, LLC and certain other parties named therein (Incorporated herein by reference to Exhibit 10.19 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 14, 2002).

10.21 Bonus Forfeiture Agreement dated as of September 25, 2002, among Life Investors Insurance Company of America, Transamerica Life Insurance Company and Clark/Bardes Consulting, Inc. (Incorporated herein by reference to Exhibit 10.20 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 14, 2002).

10.22 Administrative Services Agreement, dated as of September 25, 2002, among Life Investors Insurance Company of America, Transamerica Life Insurance Company and Clark/Bardes Consulting, Inc. (Incorporated herein by reference to Exhibit 10.21 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 14,
         2002).

10.23 Sale and Servicing Agreement, dated as of October 1, 2002 by and among CBC Insurance Revenue Securitization, LLC, Long, Miller & Associates, LLC, Clark/Bardes Consulting, INC., BNY Midwest Trust Company and BNY Asset Solutions LLC.*

10.24 Indenture, dated as of October 1, 2002 by and among CBC Insurance Revenue Securitization, LLC and BNY Midwest Trust Company.*

21       Subsidiaries of the Registrant*

23.1     Consent of Deloitte and Touche LLP*

23.2     Consent of Ernst & Young LLP*

23.3     Consent of Ernst & Young LLP*


_______________
*filed herewith