Form 10-Q
period 2003-03-31
CLARK/BARDES INC
filed 2003-05-15
CIK 1063980

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         As of May 1, 2003, the registrant had outstanding 18,318,032 shares of common stock.

TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................4
     Condensed Consolidated Balance Sheets at March 31, 2003
           and December 31, 2002.............................................4
     Condensed Consolidated Statements of Income for the three
          months ended March 31, 2003 and 2002...............................5
     Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2003 and 2002........................6
     Notes to Condensed Consolidated Financial Statements....................8

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................22

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........39

Item 4. Controls and Procedures..............................................40

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................40

Item 2. Changes in Securities and Use of Proceeds............................41

Item 4. Submission of Matters to a Vote of Security Holders..................41

Item 6. Exhibits and Reports on Form 8-K.....................................42

SIGNATURES...................................................................43

EXHIBITS
     Index to Exhibits.......................................................46

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-Q or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in our Form 10-K for the year ended December 31, 2002, included under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   2003                   2002
                                                                                   ----                   ----
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $17,797                $14,524
   Restricted cash                                                                    13,925                 14,065
   Accounts and notes receivable, net                                                 53,590                 64,262
   Prepaid income taxes                                                                1,262                  3,253
   Deferred income taxes                                                               1,889                  1,252
   Other current assets                                                                2,995                  2,945
                                                                             ---------------       ----------------
      TOTAL CURRENT ASSETS                                                            91,458                100,301
                                                                             ---------------       ----------------
INTANGIBLE ASSETS - NET
    Net present value of inforce revenue                                            474,598                479,561
    Goodwill                                                                         118,265                117,803
    Non-compete agreements                                                             2,674                  2,831
                                                                             ---------------       ----------------
       TOTAL INTANGIBLE ASSETS - NET                                                 595,537                600,195
                                                                             ---------------       ----------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET                                            15,284                 15,064
OTHER ASSETS                                                                          18,243                 19,010
                                                                             ---------------       ----------------
      TOTAL ASSETS                                                                  $720,522               $734,570
                                                                             ===============       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                  $ 8,144               $ 11,065
   Accrued liabilities                                                                32,483                 44,807
   Deferred revenue                                                                    5,258                  2,349
   Recourse debt maturing within one year                                             13,970                 11,154
   Non-recourse debt maturing within one year                                         15,790                 11,521
                                                                                ------------       ----------------
      TOTAL CURRENT LIABILITIES                                                       75,645                 80,896
                                                                                ------------       ----------------
LONG TERM RECOURSE DEBT                                                               95,062                101,905
LONG TERM NON-RECOURSE DEBT                                                          283,671                293,479
DEFERRED INCOME TAXES                                                                 10,634                  8,837
DEFERRED COMPENSATION                                                                  4,189                  3,779
INTEREST RATE SWAP                                                                       621                      -
OTHER NON-CURRENT LIABILITIES                                                          2,823                  4,552
STOCKHOLDERS' EQUITY
     Preferred stock
          Authorized - 1,000,000 shares; $0.01 par value, none issued                      -                      -
     Common stock
          Authorized - 40,000,000; $0.01 par value
          Issued and outstanding - 18,313,032 at March 31, 2003 and 18,060,518
          at December 31, 2002                                                           184                    181
Paid in capital                                                                      187,525                183,980
Retained earnings                                                                     60,540                 56,961
Other comprehensive loss                                                                (372)                     -
                                                                                ------------       ----------------
TOTAL STOCKHOLDERS' EQUITY                                                           247,877                241,122
                                                                                ------------       ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $720,522               $734,570
                                                                                ============       ================

  See accompanying notes to these condensed consolidated financial statements.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                   2003                     2002
                                                                   ----                     ----
                                                                                       (AS RESTATED)
                                                                                       (SEE NOTE 16)
                                                                                       -------------

REVENUE
    First year commissions and related fees                           $27,611                  $24,011
    Renewal commissions and related fees                               42,364                   34,875
    Consulting fees                                                    13,381                    5,798
    Reimbursable expenses                                               1,282                    1,350
                                                              ---------------         ----------------
TOTAL REVENUE                                                          84,638                   66,034
                                                              ---------------         ----------------

OPERATING EXPENSES
  Commissions and fees                                                 25,106                   24,054
  General and administrative                                           41,268                   30,126
  Reimbursable expenses                                                 1,282                    1,350
  Amortization                                                          5,178                    1,831
                                                              ---------------         ----------------
TOTAL OPERATING EXPENSE                                                72,834                   57,361
                                                              ---------------         ----------------
OPERATING INCOME                                                       11,804                    8,673
OTHER INCOME                                                               87                       69
INTEREST
   Income                                                                 100                       88
   Expense                                                             (6,003)                    (382)
                                                              ---------------         ----------------
                                                                       (5,903)                    (294)
                                                              ---------------         ----------------
INCOME BEFORE TAXES                                                     5,988                    8,448
INCOME TAXES                                                           (2,407)                  (3,497)
                                                              ---------------         ----------------
INCOME, before cumulative effect of change in accounting
principle, net of tax                                                   3,581                    4,951
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
TAX                                                                         -                     (523)
                                                              ---------------         ----------------
NET INCOME                                                             $3,581                   $4,428
                                                              ===============         ================

Basic Earnings per Common Share, before cumulative effect of
change in accounting principle                                          $0.20                    $0.30
     Cumulative effect of change in accounting principle                    -                    (0.03)
                                                              ---------------         ----------------
Basic Earnings per Common Share                                         $0.20                    $0.27
                                                              ===============         ================
Weighted average shares outstanding - Basic                        18,115,152               16,595,880
                                                              ---------------         ----------------

Diluted Earnings per Common Share, before cumulative effect
of change in accounting principle                                       $0.19                    $0.29
     Cumulative effect of change in accounting principle                    -                    (0.03)
                                                              ---------------         ----------------
Diluted Earnings per Common Share                                       $0.19                    $0.26
                                                              ===============         ================
Weighted average shares outstanding - Diluted                      18,598,968               17,156,050
                                                              ===============         ================

   See accompanying notes to these condensed consolidated financial statements.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                             ---------
                                                                                   2003                     2002
                                                                                   ----                     ----
                                                                                                        (AS RESTATED)
                                                                                                        (SEE NOTE 16)
                                                                                                        -------------
OPERATING ACTIVITIES
   Net income                                                                         $3,581                     $4,428
   Adjustments to reconcile net income to cash provided by operating
    Activities:
     Depreciation and amortization                                                     6,482                      2,735
     Cumulative effect of change in accounting principle                                   -                        892
     Stock compensation                                                                  345                          -
     Deferred income taxes                                                             1,409                       (179)
     Loss on disposal of assets                                                          277                          -
   Changes in operating assets and liabilities (excluding the effects of acquisitions):
     Accounts and notes receivable                                                    10,672                     10,573
     Other current assets                                                                (93)                      (808)
     Other assets                                                                        767                        390
     Accounts payable                                                                 (2,921)                      (930)
     Income taxes                                                                      2,155                       (420)
     Accrued liabilities                                                              (8,359)                   (13,534)
     Deferred revenue                                                                  2,909                      1,833
     Non-current liabilities                                                             388                          -
     Deferred compensation                                                               410                        446
                                                                                     -------                    -------
Cash provided by operating activities                                                 18,022                      5,426
                                                                                     -------                    -------
INVESTING ACTIVITIES
   Purchases of businesses, including contingent payments on prior
        acquisitions                                                                  (3,552)                    (5,098)
   Purchases of equipment                                                             (1,801)                      (791)
                                                                                     -------                    -------
Cash used in investing activities                                                     (5,353)                    (5,889)
                                                                                     -------                    -------
FINANCING ACTIVITIES
   Proceeds from borrowings                                                            8,500                      5,000
   Repayment of borrowings                                                           (18,066)                      (252)
   Change in cash restricted for the repayment of non-recourse notes                     140                          -
   Exercise of stock options                                                              30                        210
   Settlement of interest rate swap                                                        -                     (2,043)
                                                                                     -------                    -------
Cash (used in) provided by financing activities                                       (9,396)                     2,915
                                                                                     -------                    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              3,273                      2,452
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   14,524                     10,207
                                                                                     -------                    -------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $17,797                    $12,659
                                                                                     =======                    =======

   See accompanying notes to these condensed consolidated financial statements.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

Supplemental Disclosure for Cash Paid/(Received) during the Period:
-------------------------------------------------------------------
   Interest paid                                                                      $1,116                      $ 221
   Income taxes, net of refunds                                                       (1,157)                     3,704

Supplemental Non-Cash Information:
----------------------------------
   Fair value of common stock issued in connection with acquisition
     contingent payouts                                                               $3,054                     $5,289
                                                                                      ======                     ======

   See accompanying notes to these condensed consolidated financial statements.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2003

   (Tables shown in thousands of dollars, except share and per share amounts)



1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements include the accounts of Clark/Bardes, Inc. ("the Company") and its wholly owned subsidiaries. Through the Company's six operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group, the Company designs, markets and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark/Bardes Financial Services, Inc. ("CBFS"), a registered broker-dealer through which it sells all its securities products and receives related commissions. All significant intercompany amounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company's opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to an exit or disposal plan. The Company adopted SFAS No. 146 as of January 1, 2003, as described in Note 4.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not anticipate the adoption of this interpretation to have a material impact on its condensed consolidated financial statements.

In 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities--an interpretation of ARB No. 51 ("FIN No. 46"). FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIE") and how to determine when and which business enterprises should consolidate the VIE. FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company does not anticipate the adoption of this interpretation to have a material impact on its condensed consolidated financial statements.

In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, a vendor should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not anticipate the adoption of the requirements of this consensus reached in this issue to have a material impact on its condensed consolidated financial statements.

3.  ACQUISITIONS

Long, Miller & Associates, LLC. - On November 26, 2002, the Company acquired Long, Miller & Associates, LLC ("LongMiller"). Based in Greensboro, North Carolina, LongMiller specializes in bank-owned life insurance portfolio services. The acquisition combined the two largest distributors of bank-owned life insurance, as LongMiller was merged into the Company's existing Banking Practice. The purchase price was $403.5 million, before acquisition costs of approximately $736,000, consisting of a cash payment at closing of $346.1 million, $37.4 million of asset-backed notes, and 1,196,888 shares of the Company's common stock valued at $20 million. The cash portion of the acquisition was financed by borrowing $87.5 million from the Company's existing debt facility, with the remainder through a capital markets transaction involving the securitization of a majority of the inforce revenues of LongMiller. The Company has preliminarily allocated $4.4 million to tangible assets acquired with the remaining amount allocated to inforce revenue. The inforce revenue is being amortized over 30 years. The results of LongMiller are included beginning November 26, 2002.

The unaudited pro forma information below presents the Company's results as if the acquisition of LongMiller had occurred on January 1, 2002.

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                                2002
                                                           --------------
                         Pro Forma
                          Revenue.....................           $82,126
                          Net income..................             5,235
                          Diluted earnings per share..              0.29

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

The allocation of purchase price is preliminary, pending completion of a valuation by an independent valuation firm. Upon completion of such valuation, the allocation of purchase price will be finalized in accordance with SFAS No. 141, Business Combinations.

4.  RESTRUCTURING COSTS

During the first quarter of 2003, a determination was made to consolidate the business support services of the Executive Benefits Practice in Dallas, Texas. As a result, the Company intends to significantly reduce operations in the Los Angeles, California and Bethesda, Maryland offices. The moves from Los Angeles and Bethesda are expected to be substantially completed by July 31, 2004 and September 30, 2004, respectively. There were 68 individuals who were notified of the restructuring with some being offered relocation packages and others being terminated with severance packages that include varying retention bonus incentives. There were no terminations as of March 31, 2003. In accordance with SFAS No. 146, the total expected cost of this restructuring is approximately $1.6 million, of which approximately $89,000 will be recognized and expensed monthly starting in March 2003. There were no cash payments made during the quarter ended March 31, 2003.

5. CONTINGENT CONSIDERATION

As a result of the Company's acquisition program, the Company has approximately $22.5 million of potential additional consideration issuable over the next three years to the former owners of the Company's acquired entities, of which approximately $5.0 million is accrued on the balance sheet at March 31, 2003. If and when the acquired entities meet certain criteria stipulated in the purchase agreements, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of March 31, 2003 (dollar amounts in millions):

            POTENTIAL AMOUNTS
               PAYABLE IN              CASH    SHARES (1)   SHARE VALUE
                                 --------------------------------------
                  2004                 $7.1     275,141        $4.1
                  2005                  5.9     231,931         2.4
                  2006                  2.4      53,930         0.6
                                 --------------------------------------
                                      $15.4     561,002        $7.1
                                 ======================================

                                 (1)  Number of shares determined based upon
                                      the closing price of the Company's common stock at March 31, 2003 of $11.96 per share.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

6.  ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:


                                                AS OF             AS OF
                                           MARCH 31, 2003   DECEMBER 31, 2002
                                           --------------   -----------------
     Accounts receivable - trade....              $53,535             $64,181
     Loans receivable...............                1,108               1,170
     Accounts receivable allowance..               (1,053)             (1,089)
                                          ------------------------------------
                                                  $53,590             $64,262
                                          ====================================

The roll-forward of the allowance for uncollectible accounts receivables is as follows:


                                           THREE MONTHS           YEAR ENDED
                                       ENDED MARCH 31, 2003    DECEMBER 31, 2002
                                       --------------------    -----------------
     Beginning balance.................            ($1,089)              ($822)
     Write offs........................                234                 638
     Expense...........................               (198)               (905)
                                        ---------------------------------------
     Ending balance....................            ($1,053)            ($1,089)
                                        =======================================

As of March 31, 2003 and December 31, 2002, there were approximately $1.4 million and $1.6 million, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2003, by reporting units are as follows:


                                                       BALANCE       ACQUIRED                                    BALANCE
                                                      JANUARY 1,      DURING                      IMPAIRMENT     MARCH 31,
                                                         2003       THE PERIOD   EARNOUTS/ETC.      CHARGE         2003
                                                    -------------- ------------ --------------- -------------- ------------
     Executive Benefits Practice                        $16,952          -               -             -          $16,952
     Banking Practice                                    40,488          -         ($1,038)            -           39,450
     Healthcare Group                                    14,076          -               -             -           14,076
     Management Science Associates                        5,010          -               -             -            5,010
     Human Capital Practice                              15,193          -               -             -           15,193
     Pearl Meyer & Partners                              21,788          -               -             -           21,788
     Federal Policy Group                                 4,266          -           1,500             -            5,766
     Corporate                                               30          -               -             -               30
                                                       --------        ---           -----           ---         --------

          TOTAL                                        $117,803          -            $462             -         $118,265
                                                       ========        ===           =====           ===         ========

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

         Information regarding the Company's other intangible assets are as follows:

                                       AS OF MARCH 31, 2003                             AS OF DECEMBER 31, 2002
                                       --------------------                             -----------------------
                               GROSS       ACCUMULATED                         GROSS         ACCUMULATED
                               AMOUNT      AMORTIZATION         NET            AMOUNT        AMORTIZATION          NET
                               ------      ------------         ---            ------        ------------          ---

Net present value
  of inforce revenue       $503,953         ($29,355)       $474,598         $503,895         ($24,334)        $479,561
Non-compete
  agreements                   4,472           (1,798)          2,674            4,472           (1,641)           2,831
                            --------         --------        --------         --------         --------         --------

     Total                  $508,425         ($31,153)       $477,272         $508,367         ($25,975)        $482,392
                            ========         ========        ========         ========         ========         ========

Amortization expense of other intangible assets was $5.2 million and $1.8 million for the three months ended March 31, 2003 and March 31, 2002, respectively.

The Company estimates that its amortization for 2003 through 2007 for intangible assets related to all acquisitions consummated through March 31, 2003 will be approximately as follows:

                             Year                    Amount
                             ----                    ------
                             2003                   $20,712
                             2004                    17,059
                             2005                    14,246
                             2006                    13,773
                             2007                    13,459

8.  INTEREST RATE SWAPS

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to movements in interest rates. On January 7, 2003, the Company entered into two interest rate swaps with a total notional value of $50 million to hedge the $50 million of term debt. These swaps have been designated as cash flow hedges. The fair value of these interest rate swap agreements, based upon bank quotes, was a liability of approximately $621,000 at March 31, 2003. The notional amount of the interest rate swap amortizes at the same rate of the term debt. The terms of these interest rate swaps are as follows (fair value in thousands):

        Effective                                Notional amount    Fixed rate to     Variable rate     Fair Value as of
          Date              Maturity date       at March 31, 2003      be paid        to be received     March 31, 2003
          ----              -------------       -----------------      -------       --------------     --------------
   January 7, 2003        December 31, 2007       $26.6 million         2.85%              LIBOR             $321
   January 7, 2003        December 31, 2007       $20.9 million         2.92%              LIBOR             $300

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

9.  EARNINGS PER SHARE

The following table sets forth the computation of historical basic and diluted earnings per common share:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               -----------------------
                                                                               2003               2002
                                                                               ----               ----
                                                                                (DOLLARS IN THOUSANDS)
         NUMERATOR:
         Income, before cumulative effect of change in accounting
            principle, net of tax                                                   $3,581            $4,951
         Cumulative effect of change in accounting principle, net of tax                 -              (523)
                                                                         ------------------  ----------------
         Net income for basic and diluted earnings per common share                 $3,581            $4,428
                                                                         ==================  ================

         DENOMINATOR:
         Basic earnings per common share -
            weighted average shares outstanding                                 18,115,152        16,595,880
         Effect of dilutive securities:
            Stock options                                                          224,003           560,170
            Contingent shares earned not issued                                    259,813                 -
                                                                         ------------------  ----------------
         Diluted earnings per share-weighted average
           shares plus assumed conversions                                      18,598,968        17,156,050
                                                                         ==================  ================

         PER SHARE
         Basic Earnings per Common Share, before cumulative effect of
            change in accounting principle                                           $0.20             $0.30
         Cumulative effect of change in accounting principle                             -             (0.03)
                                                                         ------------------  ----------------
         Basic earnings per Common Share                                             $0.20             $0.27
                                                                         ==================  ================

         Diluted Earnings per Common Share, before cumulative effect of
            change in accounting principle                                           $0.19             $0.29
         Cumulative effect of change in accounting principle                             -             (0.03)
                                                                         ------------------  ----------------
         Diluted Earnings per Common Share                                           $0.19             $0.26
                                                                         ==================  ================

There are 864,664 and 6,800 of outstanding stock options which are not included in the calculations as they are antidilutive for the three months ended March 31, 2003 and 2002, respectively. The range of exercise price for these options was between $4.80 and $30.30 at March 31, 2003 and March 31, 2002.

10.  EMPLOYEE COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on the current method of accounting as described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for employees and directors. However, the Company accounts for stock options granted to non-employees under the provisions of SFAS No. 123.

The pro forma information regarding net income and earnings per share required by SFAS No. 123 has

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

been determined as if the Company accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively:

                                                                          MARCH 31,
                                                                          ---------
                                                                       2003        2002
                                                                       ----        ----
     Dividend yield........................................            None        None
     Volatility............................................           64.8%      64.17%
     Risk-free interest rates..............................            5.2%        5.4%
     Expected life (years).................................               5           6

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, its net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                  MARCH 31,
                                                                           -------------------------
                                                                                2003         2002
                                                                                ----         ----
NET INCOME
  As reported......................................................             $3,581       $4,428
  Add: stock-based employee compensation expense included in reported
  net income, net of related tax effect............................                206            -
  Deduct: stock option compensation expense, net of tax............               (418)        (533)
                                                                                ------       ------
  Pro forma........................................................             $3,369       $3,895
                                                                                ======       ======

BASIC EARNINGS PER COMMON SHARE
  As reported......................................................              $0.20        $0.27
  Pro forma........................................................              $0.19        $0.23

DILUTED EARNINGS PER COMMON SHARE
  As reported......................................................              $0.19        $0.26
  Pro forma........................................................              $0.18        $0.23

11.  OTHER COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the Company reports changes in stockholders' equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect stockholders' equity. For the Company, the differences between net income and comprehensive income were as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                            -----------------------------------
                                                                     2003            2002
                                                                     ----            ----
Net income                                                          $3,581          $4,428
Change in fair value of interest rate swap, net of tax                (371)              -
                                                                    ------          ------
Comprehensive income                                                $3,210          $4,428
                                                                    ======          ======

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

12.  SIGNIFICANT RISKS AND UNCERTAINTIES

Federal tax laws create certain advantages for the purchase of life insurance products; therefore, the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in laws and interpretation. Any proposal or enactment of changes in federal tax laws that would reduce or eliminate such advantages could result in the surrender of existing policies. As a result of any such change, the Company could lose a substantial amount of renewal revenue and its ability to write new business could be impaired.

In July 2002, proposed Treasury regulations changed the manner in which split dollar life insurance arrangements will be taxed in the future. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Consequently, this initiative could result in reduced revenue from split dollar arrangements.

Other types of potential changes to federal tax laws could also have a significant adverse effect on the Company's revenues. On February 3, 2003, the Bush Administration proposed to remove legislatively a 1978 moratorium on Treasury Department regulatory guidance on the tax treatment of nonqualified deferred compensation arrangements. On May 8, 2003, the Senate Finance Committee approved a legislative proposal that would tax the deferrals of compensation by top executives under certain "funded" deferred compensation arrangements, including those involving rabbi trusts. If either of these legislative proposals, or others affecting nonqualified deferred compensation were enacted, future compensation deferrals under many arrangements the Company markets could be significantly curtailed, with a resulting reduction in the Company's revenues from these arrangements.

There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. For example, in 1998, 1999, and 2000, the Clinton Administration proposed to deny interest deductions of corporate taxpayers in proportion to the unborrowed cash values of life insurance policies they held on the lives of their employees; however, this proposal was not adopted by the Congress and has not been renewed by the Bush Administration. More recently, in the aftermath of negative media coverage regarding certain types of business-owned life insurance, Senator Jeff Bingaman (D-NM) has proposed to tax the death benefits taxpayers receive from policies on the lives of former employees. Significant segments of the life insurance industry are engaged in an ongoing, intensive effort to oppose the Bingaman proposal. While Senator Bingaman did not offer his proposal in 2002, and while there has not been any significant demonstration of Congressional support for the proposal, there can be no assurance that the proposal will not ultimately be introduced and included in enacted legislation. Also, the Joint Committee on Taxation staff has recently recommended repeal of the 1986 grandfather provision permitting the deduction of interest on borrowings against certain policies existing in 1986. If Congress were to adopt any of these proposals or other legislation eliminating or limiting the tax-deferred appreciation of business-owned life insurance policies, eliminating or limiting the tax-free payment of death benefits on such policies, or otherwise adversely affecting the tax treatment of the policies, these policies would be less attractive to policyholders and a large number of such policies could be surrendered or exchanged, which could have a material adverse effect on the Company's financial condition and results of operations.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

In recent years, the Internal Revenue Service ("IRS") has undertaken a major enforcement initiative to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995. The IRS has prevailed on the majority of cases it has litigated related to this initiative and has recently made a temporary public settlement offer to address ongoing cases. While the Company stopped selling leveraged business-owned life insurance programs after 1995 and the Company does not expect any material adverse impact on its revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client's decision to continue or surrender an existing leveraged business-owned life insurance program.

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

The Company has certain split dollar policies with four of its officers. These policies are expected to be terminated in 2003.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

13.  SEGMENTS AND RELATED INFORMATION

The Company has six reportable segments:

         o Executive Benefits Practice - markets, designs, implements, administers and finances non-qualified benefit plans for companies of all sizes, including Fortune 1000 companies and other companies which can benefit from the Company's products and services.
         o Banking Practice - offers compensation consulting, executive and director benefit programs and bank-owned life insurance to the bank market.
         o Healthcare Group - provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations.
         o Human Capital Practice - provides compensation, benefits and human resources consulting services and products to major companies including technology and intellectual capital companies.
         o Pearl Meyer & Partners - specializes in executive compensation and retention programs.
         o Federal Policy Group - provides a variety of legislative and regulatory strategic services.

As of January 1, 2003, we transferred the operations of Coates Kenney from Executive Benefits Practice to Human Capital Practice. As a result, the March 31, 2002 segment information has been reclassified to reflect this transfer.

LongMiller, acquired on November 26, 2002, became part of the existing Banking Practice.

Prior to May 16, 2002, the amounts reflected below for the Human Capital Practice segment reflect the results of and information related to the Rewards and Performance Group, which is now part of the Human Capital Practice.

On February 25, 2002, the Company acquired the Federal Policy Group of PricewaterhouseCoopers LLP.

The six reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, and human resources. Each segment has its own client base as well as its own marketing, administration, and management.

The Company evaluates performance and allocates resources based on operating income before income taxes, interest, and corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies, as described in Note 1 "Nature of Operations and Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                         -----------------------------
                                                2003           2002
                                         -----------------------------
REVENUES FROM EXTERNAL CUSTOMERS
     Executive Benefits Practice               $27,279        $33,849
     Banking Practice                           32,446         13,880
     Healthcare Group                            9,912         10,354
     Human Capital Practice                      5,887          2,309
     Pearl Meyer & Partners                      3,474          3,020
     Federal Policy Group                        4,590            878
                                         ------------- ---------------
       Total segments - reported                83,588         64,290
    Corporate/CBFS                               1,050          1,744
                                         ------------- ---------------
       Total consolidated - reported           $84,638        $66,034
                                         ============= ===============
OPERATING INCOME (LOSS)
     Executive Benefits Practice                $5,113         $6,937
     Banking Practice                            5,947            917
     Healthcare Group                            1,431          2,174
     Human Capital Practice                       (549)           282
     Pearl Meyer & Partners                        464            250
     Federal Policy Group                        2,785            360
                                         ------------- ---------------
       Total segments - reported                15,191         10,920
     Corporate/CBFS                             (3,387)        (2,247)
     Other income                                   87             69
     Interest - net                             (5,903)          (294)
                                         ------------- ---------------
       Income before taxes                      $5,988         $8,448
                                         ============= ===============
DEPRECIATION AND AMORTIZATION
     Executive Benefits Practice                $1,229         $1,167
     Banking Practice                            3,995            508
     Healthcare Group                              727            741
     Human Capital Practice                         75             45
     Pearl Meyer & Partners                        158            154
     Federal Policy Group                          100             29
                                         ------------- ---------------
       Total segments - reported                 6,284          2,644
     Corporate/CBFS                                198             91
                                         ------------- ---------------
       Total consolidated - reported            $6,482         $2,735
                                         ============= ===============

CAPITAL EXPENDITURES
     Executive Benefits Practice                  $421           $254
     Banking Practice                              370            102
     Healthcare Group                              426             73
     Human Capital Practice                        116             75
     Pearl Meyer & Partners                         10            170
     Federal Policy Group                            -             25
                                         ------------- ---------------
       Total segments - reported                 1,343            699
     Corporate/CBFS                                458             92
                                         ------------- ---------------
       Total consolidated - reported            $1,801           $791
                                         ============= ===============

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

                                      MARCH 31, 2003      DECEMBER 31, 2002
                                      --------------      -----------------
IDENTIFIABLE ASSETS
     Executive Benefits Practice             $82,949                $83,617
     Banking Practice                        511,828                526,485
     Healthcare Group                         37,800                 36,793
     Human Capital Practice                   30,763                 28,426
     Pearl Meyer & Partners                   28,726                 29,211
     Federal Policy Group                      9,511                  7,413
                                      ---------------     ------------------
       Total segments - reported             701,577                711,945
     Deferred income taxes                     1,889                  1,252
     Corporate/CBFS                           17,056                 21,373
                                      ---------------     ------------------
       Total consolidated - reported        $720,522               $734,570
                                      ===============     ==================


14.  RELATED PARTY TRANSACTIONS

The Company leases 16,266 square feet of office space owned by W. Thomas Wamberg, the Company's Chairman and Chief Executive Officer, for approximately $400,000 annually, under a lease expiring on February 21, 2009.

Wamberg Financial Corporation, one of the Company's subsidiaries, leases hangar space for the corporate aircraft from WTW Investment, an entity controlled by Mr. Wamberg for an annual rent of approximately $45,000.

During the first quarter 2003, the Company paid Randy Pohlman, a member of its Board of Directors, $40,000 as a referral fee. This amount was accrued in the Company's financial statements as of December 31, 2002.

Robert Long became a member of the Company's Board of Directors, filling a vacant seat, in January 2003 in connection with the LongMiller acquisition. He received a substantial amount of the proceeds, including asset-backed notes, from the November 2002 purchase of LongMiller.

On September 25, 2002, the Company entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of its principal stockholders. During 2002, the Company received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.2 million in 2002, pursuant to this agreement. Under the terms of this agreement, the Company expects to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years depending upon certain conditions. Of this annual amount, $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and the Company will not have access to this cash for general corporate purposes until the securitization notes are fully paid. This revenue, net of amounts provided for chargebacks, is being recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or if there is a section 1035 exchange. Any chargeback amounts are deducted from the next scheduled payment. There is a receivable of approximately $1.3 million included in the condensed consolidated balance sheet as of March 31, 2003.

15.   LITIGATION

From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its consultants. The following is a summary of the current material legal proceedings pending against the Company.

WILLIAM L. MACDONALD, SR. V. CLARK/BARDES CONSULTING, INC.

On April 10, 2003, William L. MacDonald, Sr., the former Chairman of the Executive Benefits Practice, filed suit in Los Angeles, California Superior Court alleging wrongful termination and seeking damages

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

and a declaration that all of his non-competition and non-solicitation provisions were unenforceable. On April 11, 2003, the Company filed proceedings in the Circuit Court of Cook County, Illinois to enforce the non-competition and non-solicitation covenants agreed to by Mr. MacDonald when the Company purchased Mr. MacDonald's business, Compensation Resource Group, Inc., in September of 2000. In light of the California suit, the Illinois litigation was stayed pending the outcome in California.

The Company responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with the Company and contacting its clients, in aid of and pending the outcome of the arbitration. On May 1, the court granted the Company's motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of the Company. A hearing has been scheduled for May 21, 2003 on the Company's request for a preliminary injunction seeking to prevent Mr. MacDonald from contacting any of the Company's clients, regardless of size. The court has taken the Company's Motion to Compel Arbitration under advisement. The Company denies any wrongdoing and intends to vigorously defend Mr. MacDonald's claims. The Company also intends to vigorously pursue the enforcement of Mr. MacDonald's non-competition and non-solicitation covenants.

CONSTELLATION ENERGY GROUP, INC. AND BALTIMORE GAS AND ELECTRIC COMPANY, ET AL.
V. CLARK/BARDES, INC. AND NEW YORK LIFE INSURANCE AND ANNUITY CORPORATION.

On July 25, 2000, Constellation Energy Group, Inc. ("Constellation") and related entities filed a civil action against the Company in the U.S. District Court for the District of Maryland. On September 14, 2001, Constellation amended its complaint and added New York Life Insurance and Annuity Corporation as a defendant. Constellation claims that the Company failed to take proper action in connection with the administration of an employee benefit life insurance program under which policies were issued by the defendant insurance company. On February 20, 2003, an agreement was reached for a complete settlement of this litigation. While the settlement terms are confidential, the Company regards the outcome as favorable and believes such terms did not have a material adverse impact on its financial condition or results of operations.

16.  RESTATED QUARTERLY RESULTS

Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended March 31, 2002, the Company's management determined that revenue recognized under its administrative service agreements should have been recognized on the straight-line basis at the Executive Benefits Practice. During the fourth quarter of 2002, the Company completed an analysis of the services provided and timing thereof and determined that because of changes in the timing of the services provided, revenue under these agreements should have been recognized on the straight-line basis during 2002. Historically, these fees were recognized 75% in the renewal month and 25% ratably over the remainder of the annual service agreement. In addition, during the fourth quarter of 2002, the Company restated its 2002 quarterly results to reflect a timing difference whereby CBFS was under-recognizing revenue in the period earned. This restatement for CBFS had no impact on prior years reports or on 2002 results for the full year.

As a result, the condensed consolidated financial statements for the three months ended March 31, 2002 have been restated from the amounts previously reported to recognize administrative service fees on a straight-line basis. A summary of the effects of the restatement is as follows:

                       CLARK/BARDES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                   2002                     2002
                                                                   ----                     ----
                                                              (AS PREVIOUSLY
                                                                 REPORTED)

REVENUE
    First year commissions and related fees                           $24,551                  $24,011
    Renewal commissions and related fees                               36,172                   34,875
    Consulting fees                                                     5,031                    5,798
    Reimbursable expenses                                               1,350                    1,350
                                                              ----------------        -----------------
TOTAL REVENUE                                                          67,104                   66,034
                                                              ----------------        -----------------

OPERATING EXPENSES
  Commissions and fees                                                 24,054                   24,054
  General and administrative                                           30,126                   30,126
  Reimbursable expenses                                                 1,350                    1,350
  Amortization                                                          1,831                    1,831
                                                              ----------------        -----------------
TOTAL OPERATING EXPENSE                                                57,361                   57,361
                                                              ----------------        -----------------
OPERATING INCOME                                                        9,743                    8,673
OTHER INCOME                                                               69                       69
INTEREST
   Income                                                                  88                       88
   Expense                                                               (382)                    (382)
                                                              ----------------        -----------------
                                                                         (294)                    (294)
                                                              ----------------        -----------------
INCOME BEFORE TAXES                                                     9,518                    8,448
INCOME TAXES                                                           (3,940)                  (3,497)
                                                              ----------------        -----------------
INCOME, before cumulative effect of change in accounting
principle, net of tax                                                   5,578                    4,951
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
TAX                                                                      (523)                    (523)
                                                              ----------------        -----------------
NET INCOME                                                             $5,055                   $4,428
                                                              ================        =================

Basic Earnings per Common Share, before cumulative effect of
   change in accounting principle                                       $0.34                    $0.30
     Cumulative effect of change in accounting principle                (0.03)                   (0.03)
                                                              ----------------        -----------------
Basic Earnings per Common Share                                         $0.31                    $0.27
                                                              ================        =================
Weighted average shares outstanding - Basic                        16,595,880               16,595,880
                                                              ================        =================

Diluted Earnings per Common Share, before cumulative effect
   of change in accounting principle                                    $0.33                    $0.29
     Cumulative effect of change in accounting principle                (0.03)                   (0.03)
                                                              ----------------        -----------------
Diluted Earnings per Common Share                                       $0.30                    $0.26
                                                              ================        =================
Weighted average shares outstanding - Diluted                      17,156,050               17,156,050
                                                              ----------------        -----------------

17.   SUBSEQUENT EVENTS

On January 28, 2003, the Board of Directors approved an amendment to the Company's certificate of incorporation changing its name to Clark, Inc., approved the Clark, Inc. 2003 Stock Option Plan, and approved the Amended and Restated Employee Stock Purchase Plan. These proposals were submitted to and were approved by the stockholders at the April 29, 2003 Annual Stockholders Meeting.

On April 24, 2003, the Company's operating entity, Clark/Bardes Consulting, Inc., changed its name to Clark Consulting, Inc.


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

As discussed in Note 16 in the notes to the condensed consolidated financial statements, the Company has restated its financial statements for the three months ended March 31, 2002. This management discussion and analysis gives effect to this restatement.

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

REVENUE SOURCES AND RECOGNITION

Our operating segments derive their revenue primarily from:

         o commissions paid by the insurance companies issuing the policies underlying our benefit programs;
         o program design and administrative service fees paid by our clients;
         o        executive compensation and benefit consulting fees; and
         o        fees for legislative liaison and related advisory services.

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

                  Our first year commission revenue is frequently subject to chargeback, which means that insurance companies retain the right to recover commissions in the event policies prematurely terminate. The chargeback schedules differ by product and usually apply to first year commission only. A typical chargeback schedule, based on a percentage of first year commission and the year in which the termination occurs, is as follows:

                              Year 1                               100%
                              Years 2 and 3                        50%
                              Year 4                               25%
                              Years 5 and beyond                   0%

                  While the commission revenue is subject to chargeback, our experience has indicated that less than 1% of revenue recognized has ever been refunded to insurance companies pursuant to such chargeback provisions. Given the homogeneous nature of such cases and historical information about chargebacks, we believe we are able to accurately estimate the revenue earned. We currently maintain a chargeback allowance, which is monitored on a quarterly basis for adequacy.

         Renewal Commission Revenue and Related Fees. Renewal commission revenue is the commission we earn on the policies underlying the benefit programs we have sold in prior years continuing inforce. Renewal revenue is recognized on the date that the renewal premium is due or paid to the insurance company depending on the type of policy.

         Consulting fee revenue. Consulting fee revenue consists of fees of Human Capital Practice, Pearl Meyer and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, pension savings plan design and management, people strategy, compensation surveys, institutional registered investment advisory services and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement and are earned when the service is rendered. Some of our consulting clients pay a retainer at the beginning of a project. These revenues are recognized ratably over the term of the engagement. Consulting revenue generated by the Executive Benefits Practice, Banking Practice and Healthcare Group are included as first year revenue line in the accompanying condensed consolidated income statement.

         Administrative service fee revenue. Administrative service fee revenue consists of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are included as renewal commissions and related fees revenue in the accompanying condensed consolidated income statement.

         During the fourth quarter of 2002, we completed an analysis of the services provided and timing thereof under our administrative service agreements at our Executive Benefits Practice. As a result of this analysis, we determined that because of changes in the timing of the services being provided, revenue under these agreements should have been recognized on a straight-line basis during 2002. Historically, these fees were recognized 75% in the renewal month and 25% ratably over the remainder of the annual service agreement.

We record revenue on a gross basis when we are the primary obligor in the arrangement or when we bear the credit risk in the arrangement. We record revenue on a net basis when another party is the primary obligor in the arrangement or when another party bears the credit risk.

In accordance with Emerging Issues Task Force ("EITF") Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenue. Similarly, related reimbursable expenses are also shown separately within operating expenses. EITF Issue No. 01-14 was effective as of January 1, 2002.

Success fee arrangements. In our Human Capital Practice and Federal Policy Group, we are involved in certain client engagements under which we receive a success fee upon meeting certain objectives. We recognize revenue on these engagements only when we have verifiable information that the objectives have been met even if the services were performed in prior periods.

OTHER SIGNIFICANT ACCOUNTING POLICIES

INTANGIBLE ASSETS

We have intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with an acquisition. Intangible assets consist of the net present value of future cash flows from policies inforce at the acquisition date, non-compete agreements with the former owners, other identifiable intangibles and goodwill. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives.

The net present value of inforce revenue is typically amortized between 20 and 30 years (the expected average policy duration). The determination of the amortization schedule involves making certain assumptions related to persistency, expenses, and discount rates that are used in the calculation of the carrying value of inforce revenue. If any of these assumptions change or actual experience differs materially from the assumptions used, it could affect the carrying value of the inforce revenue.

We are required to assess potential impairments of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In assessing the recoverability of goodwill and the net present value of future cash flows from policies inforce, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges not previously recorded. As of January 1, 2002, amortization of goodwill ceased and is tested annually for impairment or whenever changes in circumstances indicate impairment might exist.

EMPLOYEE COMPENSATION

We account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Generally, common stock options issued to employees do not result in compensation expense because the exercise price of the option equals the market price of the underlying stock on the date of grant. However, compensation expense may be incurred for options issued to employees if the options are contingent upon meeting certain performance criteria.

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. We have elected to remain on the current method of accounting as described above for employees. However, we account for stock options granted to non-employees under the provisions of SFAS No. 123.

The pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if we accounted for our stock based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively:

                                                                           MARCH 31,
                                                                           ---------
                                                                       2003        2002
                                                                       ----        ----
     Dividend yield........................................            None        None
     Volatility............................................           64.8%      64.17%
     Risk-free interest rates..............................            5.2%        5.4%
     Expected life (years).................................               5           6

Had compensation cost for our stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                  MARCH 31,
                                                                           -------------------------
                                                                              2003         2002
                                                                              ----         ----
NET INCOME
  As reported......................................................             $3,581       $4,428
  Add: stock-based employee compensation expense included in reported
     net income, net of related tax effect.........................                206            -
  Deduct: stock option compensation expense, net of tax............               (418)        (533)
                                                                                ------       ------
  Pro forma........................................................             $3,369       $3,895
                                                                                ======       ======

BASIC EARNINGS PER COMMON SHARE
  As reported......................................................              $0.20        $0.27
  Pro forma........................................................              $0.19        $0.23

DILUTED EARNINGS PER COMMON SHARE
  As reported......................................................              $0.19        $0.26
  Pro forma........................................................              $0.18        $0.23

OVERVIEW

Net income for the quarter ended March 31, 2003 was $3.6 million, or $0.19 per diluted share, representing a 19.1% decrease from net income of $4.4 million, or $0.26 per diluted share, in the comparable quarter of 2002.

RESULTS OF OPERATIONS

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                        2003           2002            CHANGE
                                                                        ----           ----            ------

               REVENUE
                  First year commissions and related fees              $27,611        $24,011           15.0%
                  Renewal commissions and related fees                  42,364         34,875           21.5%
                  Consulting fees                                       13,381          5,798          130.8%
                  Reimbursable expenses                                  1,282          1,350           (5.0%)
                                                               -----------------------------------------------
                           Total Revenue                                84,638         66,034           28.2%

              OPERATING EXPENSES
                  Commissions and fees                                  25,106         24,054            4.4%
                  % of revenue                                      29.7%          36.4%
                  General and administrative                            41,268         30,126           37.0%
                  % of revenue                                      48.8%          45.6%
                  Reimbursable expenses                                  1,282          1,350           (5.0%)
                  % of revenue                                      1.5%           2.0%
                  Amortization                                           5,178          1,831          182.8%
                                                               -----------------------------------------------
              Operating income                                          11,804          8,673           36.1%
                  % of revenue                                      13.9%          13.1%

              Other income                                                  87             69           26.1%
              Interest income                                              100             88           13.6%
              Interest expense                                          (6,003)          (382)
                                                               -----------------------------------------------
              Income before taxes                                        5,988          8,448          (29.1%)
              Income taxes                                              (2,407)        (3,497)          31.2%
                                                               -----------------------------------------------
               Net income, before cumulative effect of change
                  in accounting, net of tax                              3,581          4,951          (27.7%)
               Cumulative effect of change in accounting
                  principle                                                  -           (523)
                                                               -----------------------------------------------
              Net Income                                                $3,581         $4,428          (19.1%)
                                                               ===============================================

               PER COMMON SHARE - DILUTED
                   Earnings                                              $0.19          $0.26
                   Weighted average shares                          18,598,968     17,156,050

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

Revenue. Total revenues for the quarter ended March 31, 2003 were $84.6 million, an increase of 28.2% from revenues of $66.0 million in first quarter 2002. The Banking Practice, which increased total revenue by $18.6 million over the prior period, benefited significantly from the November 2002 acquisition of Long, Miller & Associates, LLC ("LongMiller"). Federal Policy Group results were strong reflecting good overall demand for its services and including a $2.8 million success fee recorded and collected during the first quarter 2003. However, the Executive Benefits Practice continued to underperform, as predicted and compared to the three months ended March 31, 2002, due to the weak economic environment, which has slowed the benefit plan implementation process with its corporate clients. Healthcare revenues were lower than expected and as compared to the three months ended March 31, 2002. This was primarily due to timing issues with the closing of some of its benefit cases. These cases are expected to close during the second quarter of 2003. Consulting fees as a percentage of total revenue increased to 15.8% in the first quarter of 2003 compared to 8.8% in the first quarter of 2002. This increase is primarily due to the formation and growth of our Human Capital Practice through the addition of the Arthur Andersen ("Andersen") partners and employees in May 2002 and the acquisition of Federal Policy Group in February 2002.

Commissions and fee expense. Commission and fee expense for the three months ended March 31, 2003 was $25.1 million or 29.7% of total revenue compared to $24.1 million or 36.4% of total revenue in first quarter 2002. The percentage paid in commission expense declined primarily due to an increasing number of employee consultants who have a lower commission rate than independent consultants and the increase in consulting fee revenue from the three months ended March 31, 2002. With the acquisition of Federal Policy Group and the formation of our Human Capital Practice, we continue to expand our fee-based revenue, which should continue to favorably affect commission expense as a percentage of revenue.

General and administrative expense. General and administrative expense for the three months ended March 31, 2003 was $41.3 million or 48.8% of total revenue compared to $30.1 million or 45.6% of total revenue for the three months ended March 31, 2002. General and administrative expenses increased for the three months ended March 31, 2003 from prior year as a result of the 2002 acquisitions, such as LongMiller and Federal Policy Group and the hiring of Andersen Human Capital Practice partners and employees, included for the entire quarter of 2003. General and administrative expense for the three months ended March 31, 2003 included approximately $1.9 million in charges, primarily related to severance costs and lease terminations in our Executive Benefits Practice and our Healthcare Group. A non-cash expense of $345,000 was incurred in the first quarter of 2003 related to stock compensation expense.

Amortization. Amortization expense for the quarter was $5.2 million compared to $1.8 million in the prior year. We acquired approximately $400 million of inforce revenue with our November 2002 acquisition of LongMiller, which accounted for approximately $3.0 million of the amortization expense in the first quarter of 2003.

Other income. In the first quarter of 2003 and 2002, we received approximately $87,000 and $69,000, respectively, of rental income from several tenants.

Interest expense - net. Net interest expense for the three months ended March 31, 2003 was $5.9 million compared to $294,000 in 2002. With the November 2002 acquisition of LongMiller, we borrowed approximately $87.5 million on our line of credit and issued $305 million of non-recourse asset-backed notes. This acquisition-related debt significantly increased our net interest expense from the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Income taxes. Income taxes for the three months ended March 31, 2003 were $2.4 million at an effective tax rate of 40.2% compared to $3.5 million at an effective tax rate of 41.4% for the three months ended March 31, 2002.
The decrease in effective tax rate is a result of a lower blended state rate.

Net Income. Net income for the three months ended March 31, 2003 was $3.6 million, or $0.19 per diluted common share versus net income of $4.4 million or $0.26 per diluted share for the same period last year.

The tables that follow present the operating results of our six major operating segments for the three months ended March 31, 2003 and 2002.


                   EXECUTIVE BENEFITS PRACTICE

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                        2003            2002
                                                                        ----            ----
                   REVENUE
                        First year commissions and related fees        $8,415          $9,509
                        Renewal commissions and related fees           18,841          24,238
                        Reimbursable expenses                              23             102
                                                             ---------------------------------
                            TOTAL REVENUE                             $27,279         $33,849
                   OPERATING EXPENSES
                        Commissions and fees                           12,045          17,778
                           % of revenue                           44.2%           52.5%
                        General and administrative                      9,092           8,095
                            % of revenue                          33.3%           23.9%
                        Reimbursable expenses                              23             102
                        Amortization                                    1,006             937
                                                             ---------------------------------
                   OPERATING INCOME                                    $5,113          $6,937
                            % of revenue                          18.7%           20.5%
                                                             =================================

         The Executive Benefits Practice continued to underperform, as predicted and as compared to the three months ended March 31, 2002, due to the weak economic environment, which has slowed the benefit plan implementation process with its corporate clients. We may continue to experience revenue declines in future periods due to a weak economy. Commission expense as a percentage of total revenue declined from 52.5% for the three months ended March 31, 2002 to 44.2% for the three months ended March 31, 2003. The principal cause of this decline is the result of more revenue generated by employee consultants who have a lower commission rate than by independent consultants. General and administrative expense was impacted by approximately $89,000 of restructuring charges for the consolidation of the business support services in Dallas, Texas and $711,000 of charges associated with other severance agreements and lease terminations. These expenses were accrued for in the accompanying condensed consolidated balance sheet as of March 31, 2003.

         BANKING PRACTICE

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                               ---------
                                                           2003             2002
                                                           ----             ----
         REVENUE
              First year commissions and related fees     $12,649       $  6,996
              Renewal commissions and related fees         19,797          6,864
              Reimbursable expenses                             -             20
                                                   ------------------------------
                 TOTAL REVENUE                            $32,446        $13,880
         OPERATING EXPENSES
              Commissions and fees                         11,755          5,450
                 % of revenue                          36.2%          39.3%
              General and administrative                   11,129          7,120
                 % of revenue                          34.3%          51.3%
              Reimbursable expenses                             -             20
              Amortization                                  3,615            373
                                                   ------------------------------
         OPERATING INCOME                                  $5,947           $917
                  % of revenue                         18.3%          6.6%
                                                   ==============================

         Total first year commission revenue increased 80.8% to $12.6 million for the three months ended March 31, 2003 from $7.0 million for the three months ended March 31, 2002. This increase reflects continued strong demand in the banking market. Approximately $11.0 million of the increase in renewal revenue is attributable to the securitized inforce revenue stream from the acquisition of LongMiller. Commission expense for the three months ended March 31, 2003 was $11.8 million, or 36.2% of revenue, compared to $5.5 million or 39.3% of revenue in the same period in 2002. Commission expense as a percentage of revenue decreased as a result of a higher percentage of first year revenue produced by employee consultants versus the prior year. In addition, a larger percentage of total revenue is generated by renewal revenue which has a lower commission expense. General and administrative expenses for the three months ended March 31, 2003 were $11.1 million, or 34.3% of revenue, compared to $7.1 million or 51.3% of revenue for the comparable period in 2002, due to the increased headcount primarily from acquisitions and to support internal growth.

                  HEALTHCARE GROUP

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                    ---------
                                                                              2003             2002
                                                                              ----             ----
                  REVENUE
                      First year commissions and related fees                $6,035           $6,602
                      Renewal commissions and related fees                    3,188            2,933
                      Reimbursable expenses                                     689              819
                                                                    ---------------------------------
                          TOTAL REVENUE                                      $9,912          $10,354
                  OPERATING EXPENSES
                      Commissions and fees                                    1,306              826
                           % of revenue                                  13.2%           8.0%
                      General and administrative                              6,065            6,083
                            % of revenue                                 61.2%           58.8%
                      Reimbursable expenses                                     689              819
                      Amortization                                              421              452
                                                                    ---------------------------------
                  OPERATING INCOME                                           $1,431           $2,174
                            % of revenue                                 14.4%           21.0%
                                                                    =================================

         Healthcare Group revenues were lower than expected and as compared to the three months ended March 31, 2002, which was primarily attributed to timing issues with the closing of a couple of its benefit cases. These cases are expected to close in the second quarter of 2003. For the three months ended March 31, 2003, commission and general and administrative expenses include approximately $435,000 and $335,000, respectively, for costs associated with a severance agreement. These expenses were accounted for in the accompanying condensed consolidated balance sheet as of March 31, 2003.

              HUMAN CAPITAL PRACTICE

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                           ---------
                                                                                    2003                2002
                                                                                    ----                ----
              REVENUE
                   Consulting fees                                                  $5,794              $2,253
                   Reimbursable expenses                                                93                  56
                                                                       ----------------------------------------
                       TOTAL REVENUE                                                $5,887              $2,309
              OPERATING EXPENSES
                   General and administrative                                        6,343               1,971
                        % of revenue                                         107.7%              85.4%
                   Reimbursable expenses                                                93                  56
                                                                       ----------------------------------------
              OPERATING INCOME                                                       $(549)               $282
                        % of revenue                                         (9.3%)              12.2%
                                                                       ========================================

In May 2002, the Human Capital Practice was formed by combining our existing Rewards and Performance Group with the addition of 10 partners and 74 other employees from the Arthur Andersen Human Capital Practice. The three months ended March 31, 2003 includes $5.0 million of operating expenses related to this additional growth. The Human Capital Practice results were improved from the previous calendar quarter and benefited from approximately $500,000 of success fees and improved billings. The Human Capital Practice results reflect difficulties related to the start-up of a new consulting practice in the current challenging economic climate.

The results for first quarter 2002 only include the operating results of our Rewards and Performance Group.

              PEARL MEYER AND PARTNERS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                           ---------
                                                                                    2003                2002
                                                                                    ----                ----
              REVENUE
                   Consulting fees                                                  $3,056              $2,667
                   Reimbursable expenses                                               418                 353
                                                                       ----------------------------------------
                       TOTAL REVENUE                                                $3,474              $3,020
              OPERATING EXPENSES
                   General and administrative                                        2,592               2,417
                        % of revenue                                          74.6%              80.0%
                   Reimbursable expenses                                               418                 353
                                                                       ----------------------------------------
              OPERATING INCOME                                                        $464                $250
                        % of revenue                                          13.4%               8.3%
                                                                       ========================================

Total consulting revenue increased 15.0% to $3.5 million for the three months ended March 31, 2003 compared to $3.0 million for the three months ended March 31, 2002. The practice experienced more sales activity as a result of engagements in its areas of expertise of corporate governance and executive compensation. General and administrative expense increased to $2.6 million for the three months ended March 31, 2003 from $2.4 million for the three months ended March 31, 2002, which includes severance costs of approximately $123,000.

              FEDERAL POLICY GROUP

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                            ---------
                                                                                    2003                  2002
                                                                                    ----                  ----
              REVENUE
                   Consulting fees                                                  $4,531                $878
                   Reimbursable expenses                                                59                   -
                                                                       ----------------------------------------
                       TOTAL REVENUE                                                $4,590                $878
              OPERATING EXPENSES
                   General and administrative                                        1,650                 491
                        % of revenue                                          35.9%              55.9%
                   Reimbursable expenses                                                59                   -
                   Amortization                                                         96                  27
                                                                       ----------------------------------------
              OPERATING INCOME                                                      $2,785                $360
                        % of revenue                                          60.7%              41.0%
                                                                       ========================================

For the three months ended March 31, 2003, Federal Policy Group had three months of results compared to one month for the three months ended March 31, 2002. Federal Policy Group was acquired on February 25, 2002. Federal Policy Group experienced good overall demand for its services and benefited from a $2.8 million success fee recorded and collected during the first quarter of 2003.

Results Attributable to Acquisitions

As an active acquirer, our operating results are significantly influenced by the contributions of our acquired businesses. By definition, we consider any business not appearing in four full quarters of operating results as being from acquisitions. After that, they become part of existing business. Immaterial acquisitions are not included in the acquisition column. An analysis of our operating results, separating acquisitions from existing businesses for the periods indicated is as follows:


                                              THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                MARCH 31, 2003                             MARCH 31, 2002
                                                --------------                             --------------
                                     EXISTING   ACQUISITIONS(1)  COMBINED       EXISTING   ACQUISITIONS(2)  COMBINED
                                     --------   ---------------  --------       --------   ---------------  --------

Revenue
     First year commissions and
        consulting fees               $36,461        $4,531       $40,992        $27,444       $2,365       $29,809
     Renewal commissions and related
        fees                           30,903        11,461        42,364         34,875            -        34,875
     Reimbursable expenses              1,223            59         1,282          1,294           56         1,350
                               -------------------------------------------------------------------------------------
     Total Revenue                     68,587        16,051        84,638         63,613        2,421        66,034
Operating Expenses
Commissions and fees                   21,297         3,809        25,106         24,054            -        24,054
General and administrative             38,917         2,351        41,268         28,254        1,872        30,126
Reimbursable                            1,223            59         1,282          1,294           56         1,350
                               -------------------------------------------------------------------------------------
Operating income before
   amortization                         7,150         9,832        16,982         10,011          493        10,504
Amortization of intangibles             2,027         3,151         5,178          1,804           27         1,831
                               -------------------------------------------------------------------------------------
Operating income                       $5,123        $6,681       $11,804         $8,207         $466        $8,673
                               =====================================================================================



         (1) Includes the operations of Federal Policy Group, which was acquired February 25, 2002, and LongMiller, which was acquired November 26, 2002.
         (2) Includes operations of Rewards & Performance, which was acquired March 12, 2001, and the Federal Policy Group, which was acquired February 25, 2002.

Caution should be used in analyzing and evaluating the foregoing. Acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth; however, the resources dedicated to our acquisition program, if not used for acquisitions, would have been available to make an impact on the performance of the existing business.

For the three months ended March 31, 2003, approximately 19.0% of gross revenue and 56.6% of operating income came from acquisitions while 3.7% of gross revenue and 5.4% of operating income were from acquisitions during the same period in 2002. The increase in 2003 is primarily attributed to our acquisition of LongMiller. We do not attribute a great deal of significance to the above statistics for the following reasons:

        o an acquisition's contribution to operating performance in any given period is considerably dependent on the timing of the transaction;

        o an acquisition, by our definition for this purpose, is one that has not yet appeared in four quarters' operating results. As the value of these acquisitions add to our existing business base, the relative contribution of any subsequent acquisition may diminish; and

        o acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth; however, the resources dedicated to our acquisition program would have been available to make an impact on the performance of the existing business.

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

                                                                     MARCH 31,        DECEMBER 31,
                                                                       2003               2002
                                                                     -------           -------
Cash and cash equivalents.....................................       $17,797           $14,524
Working capital (1)...........................................       $15,813           $19,405
Current ratio - to one........................................          1.21              1.24
Stockholders' equity per common share (2).....................        $13.54            $13.35
Debt to total capitalization (3)..............................         62.2%             63.4%

___________
     (1) Includes restricted cash and current portion of debt associated with asset-backed notes
     (2) Total stockholders' equity divided by actual shares outstanding
     (3) Current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

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

Summarizing our cash flow, comparatively, for the year-to-date:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              ------------------
                                                                               2003         2002
                                                                               ----         ----

Cash flows from (used in):
   Operating...........................................................       $18,022      $5,426
    Investing..........................................................        (5,353)     (5,889)
    Financing..........................................................        (9,396)      2,915
                                                                               ------      ------
         Net increase in cash                                                  $3,273      $2,452
                                                                               ======      ======

Cash Flows from Operating Activities

Our cash flow from operating activities for the three months ended March 31, 2003, compared with the same three-month period in 2002, was as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                     2003              2002
                                                                  ----------        ---------
Net income plus non-cash expenses                                  $12,094            $7,876
Changes in operating assets and liabilities                          5,928            (2,450)
                                                                   -------            ------
Cash flow from operating activities                                $18,022            $5,426
                                                                   =======            ======

Estimated Future Gross Renewal Revenue

The following tables represent the estimated gross renewal revenue associated with the business-owned life insurance policies owned by our clients as of March 31, 2003. The projected gross revenues are not adjusted for mortality, lapse or other factors that may impair realization, have not been discounted to reflect their net present value, and do not reflect the commission expense we must pay to consultants when we recognize the related revenue. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be realized in the future and we cannot assure you that commissions under these policies will be received.

Non-securitized Gross Inforce Revenues. The following table represents the estimated gross inforce revenue associated with business owned life insurance policies owned by our clients as of March 31, 2003, not including estimated securitized inforce revenues, which are set forth in a separate table.


                           EXECUTIVE      BANKING   HEALTHCARE
                   BENEFITS PRACTICE     PRACTICE        GROUP        TOTAL
                   -----------------     --------   ----------      -------
     2004                    $49,993      $36,186       $5,924      $92,103
     2005                     40,870       32,879        5,552       79,301
     2006                     35,120       33,475        5,253       73,848
     2007                     31,718       32,662        4,947       69,327
     2008                     28,409       33,958        4,398       66,765
     2009                     27,855       34,677        3,801       66,333
     2010                     27,695       35,651        3,206       66,552
     2011                     27,745       36,730        2,578       67,053
     2012                     27,585       37,635        1,738       66,958
     2013                     28,246       38,900        1,483       68,629
                   --------------------------------------------------------
    Total                   $325,236     $352,753      $38,880     $716,869
                   ========================================================

March 31, 2002              $292,279     $270,514      $38,250     $601,043
                   ========================================================

At March 31, 2003, our ten-year gross inforce revenue projection amounted to $716.9 million. This balance represents a 19.3% increase in our residual book of business over the March 31, 2002 balance.

Ten-year inforce revenues net of commission expense are $512.1 million and $406.7 million as of March 31, 2003 and March 31, 2002, respectively.

Securitized Gross In-force Revenues. The following table represents the estimated gross inforce revenue associated with our securitized inforce bank-owned life insurance policies as of March 31, 2003. These revenue streams are restricted for the specific purpose of paying off our asset-backed notes that were issued in connection with the acquisition of LongMiller in November 2002.

                                           SECURITIZED
                                         BANKING PRACTICE
                                       --------------------
                 2004                               $45,726
                 2005                                44,571
                 2006                                46,064
                 2007                                48,363
                 2008                                50,556
                 2009                                52,762
                 2010                                55,060
                 2011                                56,897
                 2012                                59,150
                 2013                                62,112
                                       --------------------
                 Total March 31, 2003              $521,261
                                       ====================

The ten-year inforce revenues net of commission expense are $407.3 million as of March 31, 2003.

Human Capital Practice, Pearl Meyer and Partners, and Federal Policy Group generate fee-based revenues and do not produce inforce revenues.

Cash Used in Investing Activities

Approximately $3.6 million of cash used in investing activities represented earnout payments to prior owners of certain of our acquired businesses and approximately $1.8 million was used for the purchase of equipment.

A substantial amount of the purchase price of our acquisitions is paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

In order to finance the acquisition of LongMiller, we entered into a securitization of a majority of the inforce revenues of LongMiller, raising
$305 million of gross proceeds. The securitization is broken into four traunches, each rated by Standard & Poors. The traunches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", B-class traunch of $108 million rated "A" and the C-class traunch of $30 million rated "BBB". The weighted average interest cost over the 20-year life of the asset-backed notes is approximately seven percent. The securitized net inforce revenues, which are expected to be approximately $40.6 million in 2003, are used to pay interest and principal to the bondholders. Assuming the securitized notes are paid in accordance with the payment schedule, the securitization will provide residual cash flow to us of approximately five percent of the securitized inforce revenue in the initial years, and our total residual interest would equal approximately 28 percent of the total present value of the securitized inforce revenue over the expected life of the asset-backed notes. Such residual interest could be substantially less if the notes do not amortize as expected. The securitization is treated as debt, is included in the Banking Practice segment, and is generally non-recourse to us.

As of March 31, 2003, we had restricted cash of approximately $13.9 million. This cash is not available for general corporate purposes, but is solely used to service the securitization indebtedness incurred to finance the acquisition of LongMiller. A certain variable portion of the restricted cash is paid to us after bondholders are paid.

In May 2002, we amended our December 28, 1999 Credit Agreement to increase the amount available under the credit facility to $125.0 million, of which $103.2 million was outstanding at March 31, 2003. We converted $50 million of the year-end amount under the revolving credit facility to term debt at December 31, 2002. The term debt is payable quarterly over five years under the term facility agreement. We had $21.8 million available under our credit lines at March 31, 2003. The revolving portion of our credit facility is scheduled to terminate on December 31, 2003, at which time any revolving debt would convert to term debt payable in quarterly installments over five years. We are currently in discussions with our lenders to extend and amend the terms of our credit agreement. There is no assurance that our lenders will extend and/or amend the terms of our credit agreement.

The restrictive covenants under the new loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all our restrictive covenants as of March 31, 2003. Our restrictive covenants may limit our borrowing ability under our credit line.

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

The following table provides information about our remaining debt obligations for the years ended December 31. The table presents principal cash flows and related interest rates by expected maturity dates totaling $408.5 million.

                                                                    EXPECTED MATURITY DATE
                                                                    ----------------------
                                                                                                 2008 AND
                                                                                                 --------
                                        2003        2004      2005       2006         2007       THEREAFTER     TOTAL
                                        ----        ----      ----       ----         ----       ----------     -----
LIABILITIES
Long term debt
  Note to former shareholder            $876      $1,274     $1,407     $1,553        $691              -      $5,801
   Average interest rate                10.0%       10.0%      10.0%      10.0%       10.0%             -

  Term debt                            7,500      10,000     10,000     10,000      10,000              -      47,500
   Average interest rate (1) (2)        3.34%       3.34%      3.34%      3.34%       3.34%

  Revolver (3)                             -      11,146     11,146     11,146      11,146         11,146      55,730
   Average interest rate (4)               -        3.47%      3.47%      3.47%       3.47%          3.47%

  Asset-backed notes                   5,982      13,183     11,831     12,188      12,367        243,911     299,462
   Average interest rate (5)             6.2%        6.2%       6.2%       6.2%        6.2%           6.9%


(1) This rate is three-month LIBOR plus our spread of 225 basis points as of March 31, 2003. Our spread may change depending on our financial leverage.

(2) Term debt interest rate has been hedged with the interest rate swaps discussed in Item 3 below.

(3) Assumes revolver amount at March 31, 2003 terms out per credit agreement at year-end.

(4) The average interest rate of borrowings at prime and LIBOR at March 31, 2003.

(5) This rate is the average interest rate on the outstanding asset-backed notes as of March 31, 2003.

The interest rate on the outstanding term debt and revolver is variable based on current prime or LIBOR rates.

Below is a summary of our contractual cash obligations and other commitments and contingencies:

                                                                                 2008 AND
                            2003       2004        2005       2006       2007    THEREAFTER    TOTAL
                            ----       ----        ----       ----       ----    ----------    -----

Debt................      $14,358    $35,603     $34,384    $34,887    $34,204    $255,057   $408,493
Operating leases....        7,916     10,535      10,391      9,992      9,615      25,788     74,237
Contingent
   consideration....            -      7,099       5,855      2,355          -           -     15,309
                        ------------------------------------------------------------------------------
     Total..........      $22,274    $53,237     $50,630    $47,234    $43,819    $280,845   $498,039
                        ==============================================================================

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

                                                  MARCH 31,      DECEMBER 31,
                                                    2003             2002
                                                  ---------      ------------

   Present value of inforce revenue              $474,598          $479,561
   Goodwill                                        118,265           117,803
   Non-compete agreements                            2,674             2,831
                                                  --------          --------
                                                  $595,537          $600,195
                                                  ========          ========
   As a percentage of total assets                   82.7%             81.7%
   As of percentage of stockholders' equity         240.3%            248.9%

The present value of inforce revenue is the net discounted cash flow from the book of business of those companies having future renewal revenue at the time we acquired them. The amounts allocated to inforce revenue are determined using the discounted cash flow of future commission adjusted for expected persistency, mortality and associated costs. The balance of the excess purchase price over the net tangible assets has been allocated to goodwill. The inforce revenue is amortized over its period of duration, which is normally twenty to thirty years. Many factors outside our control determine the persistency of our inforce business and we cannot be sure that the value we allocated will ultimately be realized.

Non-compete agreements are amortized over the period of the agreements.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to an exit or disposal plan. The Company adopted SFAS No. 146 as of January 1, 2003, as described in Note 4 of the footnotes.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 ("FIN No. 45"). This Interpretation elaborates on the existing disclosures requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not anticipate the adoption of this interpretation to have a material impact on its condensed consolidated financial statements.

In 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities--an interpretation of ARB No. 51 ("FIN No. 46"). FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIE") and how to determine when and which business enterprises should consolidate the VIE. FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company does not anticipate the adoption of this interpretation to have a material impact on its condensed consolidated financial statements.

In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, a vendor should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not anticipate the adoption of the requirements of this consensus reached in this issue to have a material impact on its condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, we had total outstanding indebtedness of $408.5 million, or approximately 186.5% of total market capitalization. Of our outstanding debt, $5.8 million was subject to fixed rates of 10.0% at March 31, 2003. Of our outstanding debt, $47.5 million is term debt and is subject to a variable rate based on LIBOR plus a spread (3.34% at March 31, 2003). Outstanding debt on our credit revolver is $55.7 million, borrowed at prime and at a three month LIBOR rate plus a spread (weighted average interest rate of 3.47% as of March 31, 2003).

On January 7, 2003, we entered into two interest rate swaps with a total notional value of $50 million to hedge the $50 million of term debt. The notional amount of the interest rate swaps amortizes at the same rate of the term debt. The terms of these interest rate swaps are as follows (fair value in thousands):


           Effective                                Notional amount at   Fixed rate    Variable rate   Fair Value as of
             Date                Maturity date        March 31, 2003     to be paid   to be received     March 31, 2003
           ---------             -------------      ------------------   ----------   --------------   ----------------
        January 7, 2003        December 31, 2007      $26.6 million         2.85%          LIBOR             $321
        January 7, 2003        December 31, 2007      $20.9 million         2.92%          LIBOR             $300

In order to finance the acquisition of LongMiller, we entered into a securitization of a majority of the inforce revenues of LongMiller, raising $305 million of gross proceeds. The securitization is broken into four traunches, each rated by Standard & Poors. The traunches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", the B-class traunch of $108 million rated "A" and the C-class traunch of $30 million rated "BBB". The weighted average interest cost over the 20-year life of the asset-backed notes is approximately seven percent. The securitized net inforce revenues, which are approximately $40.6 million in 2003, are used to pay interest and principal to the bondholders. Assuming the securitized notes amortize as expected, the securitization will provide residual cash flow to us of approximately five percent of the securitized inforce revenue in the initial years, and our total residual interest would equal approximately 28 percent of the total present value of the securitized inforce revenue over the expected life of the asset-backed notes. Such residual interest could be substantially less if the notes do not amortize as expected. The securitization is treated as debt, is included in the Banking Practice segment, and is non-recourse to us.

Interest rate risk - We have exposure to changing interest rates and, as discussed in Note 8 to the financial statements, are engaged in hedging activities to mitigate this risk. The interest rate swaps, which we have entered into, are used to hedge our interest rate exposure on the $47.5 million of variable rate term-debt outstanding at March 31, 2003. Interest on the $55.7 million credit revolver outstanding at March 31, 2003 bears interest at LIBOR plus 225 basis points. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $557,300 on our interest expense on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (and its consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the SEC under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations under agreements with our consultants. The following is a summary of the current material legal proceedings pending against us.

WILLIAM L. MACDONALD, SR. V. CLARK/BARDES CONSULTING, INC.

On April 10, 2003, William L. MacDonald, Sr., the former Chairman of the Executive Benefits Practice, filed suit in Los Angeles California Superior Court alleging wrongful termination and seeking damages and a declaration that all of his non-competition and non-solicitation provisions were unenforceable. On April 11, 2003, we filed proceedings in the Circuit Court of Cook County, Illinois to enforce the non-competition and non-solicitation covenants agreed to by Mr. MacDonald when we purchased Mr. MacDonald's business, Compensation Resource Group, Inc., in September of 2000. In light of the California suit, the Illinois litigation was stayed pending the outcome in California.

We responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with us and contacting our clients, in aid of and pending the outcome of the arbitration. On May 1, the Court granted our motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients. A hearing has been scheduled for May 21, 2003 on our request for a preliminary injunction seeking to prevent Mr. MacDonald from contacting any of our clients, regardless of size. The court has taken our Motion to Compel Arbitration under advisement. We deny any wrongdoing and intend to vigorously defend Mr. MacDonald's claims. We also intend to vigorously pursue the enforcement of Mr. MacDonald's non-competition and non-solicitation covenants.

CONSTELLATION ENERGY GROUP, INC. AND BALTIMORE GAS AND ELECTRIC COMPANY, ET AL.
V. CLARK/BARDES, INC. AND NEW YORK LIFE INSURANCE AND ANNUITY CORPORATION.

On July 25, 2000, Constellation Energy Group, Inc. ("Constellation") and related entities filed a civil action against us in the U.S. District Court for the District of Maryland. On September 14, 2001, Constellation amended its complaint and added New York Life Insurance and Annuity Corporation as a defendant. Constellation claims that we failed to take proper action in connection with the administration of an employee benefit life insurance program under which policies were issued by the defendant insurance company. On February 20, 2003, an agreement was reached for a complete settlement of this litigation. While the settlement terms are confidential, we regard the outcome as favorable and believe such terms did not have a material adverse impact on our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 3, 2003, we issued 32,727 shares of our common stock to the previous owners of Rich, Florin/Solutions, Inc. for attaining established financial performance criteria as outlined in the purchase agreement, related to our acquisition of Rich, Florin. The issue was exempt from registration under
Section 4(2) of the Securities Act of 1933. The total value of the shares issued was approximately $450,000, based upon the average closing price of our common stock for the ten days prior to the date of issuance.

On March 14, 2003, we issued the number of shares of our common stock set out below to the previous owners of the following entities for attaining established financial criteria as outlined in the purchase agreement related to our acquisition of the respective entities:

ENTITY                                                      SHARES
------                                                      ------

National Institute for Community Bank                       96,113
Christensen & Associates                                    42,791
W.M. Sheehan                                                 2,433
Federal Policy Group                                        26,546
Comiskey Kaufman                                            27,990
                                                           -------
                                                           195,873
                                                           =======

The issues were exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was approximately $2.4 million.

On March 26, 2003, we issued 16,644 shares of our common stock to the previous owners of Coates Kenney for attaining established financial performance criteria as outlined in the purchase agreement related to our acquisition of Coates-Kenney. The issue was exempt from registration under Section 4(2) of the Securities Act of 1993. The total value of the shares issued was approximately $200,000, based upon the average closing price of our common stock for the ten days prior to the date of issuance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 29, 2003.

(b) At the Annual Meeting, two uncontested nominees to the Board of Directors of the Company were elected Class II directors for three-year terms expiring at the 2006 Annual Meeting. The votes for the director nominees were as follows:

   Director Nominee                           For                    Withheld
   ----------------                           ---                    --------

   L. William Seidman                     15,230,553                  334,383
   William Archer                         14,185,199                 1,379,737

In addition, Randolph A. Pohlman, W.T. Wamberg, George D. Dalton, Steven F. Piaker and Robert E. Long, Jr. continue to serve as directors of the Company after the Annual Meeting.

(c) The results of stockholder voting on Proposals 2 through 5 were as follows:

         Proposal 2 - A vote to ratify the appointment of Deloitte & Touche LLP as independent public accountants for the year ending December 31, 2003.

                      For                     Against           Abstain
                      ---                     -------           -------
                  15,354,999                  209,499             438

         Proposal 3 - A management proposal recommending that stockholders approve an amendment to our Certificate of Incorporation changing our name to Clark, Inc.

                      For                     Against           Abstain
                      ---                     -------           -------
                  15,091,654                  417,843           55,439

         Proposal 4 - A management proposal recommending that stockholders approve the Clark, Inc. 2003 Stock Option Plan.

            For            Against         Abstain      Broker non-votes
            ---            -------         -------      ----------------
         9,277,593        4,212,384        738,588         1,338,391

         Proposal 5 - A management proposal recommending that stockholders approve the Amended and Restated Employee Stock Purchase Plan.

            For            Against         Abstain      Broker non-votes
            ---            -------         -------      ----------------
        13,316,700         173,872         735,973         1,338,391

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The list of exhibits required by this Item 6(a) appears on the
             Exhibit Index attached hereto.
         (b) Reports on Form 8-K.

         On January 29, 2003, we filed an 8-K related to the acquisition of Long, Miller & Associates, LLC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CLARK/BARDES, INC.



Date     May 15, 2003                     /s/ W. T. Wamberg
         ------------               -------------------------------------
                                             W.T. Wamberg
                                    President and Chief Executive Officer


Date     May 15, 2003                      /s/ Thomas M. Pyra
         ------------               -------------------------------------
                                             Thomas M. Pyra
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)


CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
------------------------------------------------------------------------

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER
--------------------------------------------

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

Date:  May 15, 2003                              /s/  W.T. Wamberg
       ------------                        -------------------------------------


                                   Title:  President and Chief Executive Officer
                                           -------------------------------------

CERTIFICATION BY THE CHIEF FINANCIAL OFFICER
--------------------------------------------


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

Date:  May 15, 2003                         /s/ Thomas M. Pyra
                                    -------------------------------------------


                            Title: Chief Financial Officer and Chief Operating Officer
                                    -------------------------------------------

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

3.3 Certificate of Amendment of Certificate of Incorporation of Clark/Bardes, Inc. (incorporated herein by reference to Exhibit 5 of Clark/Bardes' Registration Statement on Form 8-A, File No. 001-31256, filed with the SEC on February 28, 2002).

3.4 Bylaws of Clark/Bardes, Inc. (incorporated herein by reference to Exhibit 3.2 of Clark/Bardes' Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

3.5      Certificate of Designation (incorporated herein by reference to Exhibit
         3.4 of Clark/ Bardes' Registration Statement on Form S-1, File No. 333-56799), filed with the SEC on July 12, 1998.

3.6 Certificate of Amendment of Certificate of Incorporation of Clark/Bardes, Inc. (incorporated herein by reference to Exhibit 3.6 of Clark/Bardes' Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 14, 2002).

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

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


_______________
* Filed herewith.
                                       46