Form 10-Q
period 2003-06-30
CLARK INC
filed 2003-08-14
CIK 1063980

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                          COMMISSION FILE NO. 001-31256

                                   CLARK, INC.
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X_ No ___

         As of August 1, 2003, the registrant had outstanding 18,408,605 shares of common stock.

TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................. 4
     Condensed Consolidated Balance Sheets at June 30, 2003
           and December 31, 2002............................................. 4
     Condensed Consolidated Statements of Income for the three
          months and six months ended June 30, 2003 and 2002 (Restated)...... 5
     Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2003 and 2002 (Restated)................ 7
     Notes to Condensed Consolidated Financial Statements.................... 9

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................25

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........46

Item 4. Controls and Procedures..............................................47

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................47

Item 2. Changes in Securities and Use of Proceeds............................47

Item 4. Submission of Matters to a Vote of Security Holders..................48

Item 6. Exhibits and Reports on Form 8-K.....................................48

SIGNATURES...................................................................49

EXHIBITS
     Index to Exhibits.......................................................50

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                          CLARK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   2003                  2002
                                                                                   ----                  ----
                                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $ 13,901              $ 14,524
   Restricted cash                                                                     13,432                14,065
   Accounts and notes receivable, net                                                  54,019                64,262
   Prepaid income taxes                                                                 4,556                 3,253
   Deferred income taxes                                                                2,001                 1,252
   Other current assets                                                                 2,816                 2,945
                                                                             -----------------      ----------------
      TOTAL CURRENT ASSETS                                                             90,725               100,301
                                                                             -----------------      ----------------
INTANGIBLE ASSETS - NET
     Net present value of inforce revenue                                             470,473               479,561
     Goodwill                                                                         118,415               117,803
     Non-compete agreements                                                             2,518                 2,831
                                                                             -----------------      ----------------
          TOTAL INTANGIBLE ASSETS - NET                                               591,406               600,195
                                                                             -----------------      ----------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET                                             14,842                15,064
OTHER ASSETS                                                                           18,361                19,010
                                                                             -----------------      ----------------
      TOTAL ASSETS                                                                   $715,334              $734,570
                                                                             =================      ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                   $ 7,217               $11,065
   Accrued liabilities                                                                 39,471                44,807
   Deferred revenue                                                                     4,745                 2,349
   Recourse debt maturing within one year                                              15,886                11,154
   Non-recourse debt maturing within one year                                          14,451                11,521
                                                                             -----------------      ----------------
      TOTAL CURRENT LIABILITIES                                                        81,770                80,896
                                                                             -----------------      ----------------
LONG-TERM RECOURSE DEBT                                                                81,856               101,905
LONG-TERM NON-RECOURSE DEBT                                                           280,663               293,479
DEFERRED INCOME TAXES                                                                  12,145                 8,837
DEFERRED COMPENSATION                                                                   4,930                 3,779
INTEREST RATE SWAP                                                                        993                     -
OTHER NON-CURRENT LIABILITIES                                                           2,812                 4,552
COMMITMENTS AND CONTINGENCIES (NOTE 16)                                                     -                     -
STOCKHOLDERS' EQUITY
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                        -                     -
   Common stock
          Authorized - 40,000,000 shares; $.01 par value
          Issued and outstanding - 18,363,605 shares at June 30, 2003 and
          18,060,518 shares at December 31, 2002                                          185                   181
   Paid-in capital                                                                    188,038               183,980
   Retained earnings                                                                   62,535                56,961
   Other comprehensive loss                                                              (593)                    -
                                                                             -----------------      ----------------
TOTAL STOCKHOLDERS' EQUITY                                                            250,165               241,122
                                                                             -----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $715,334              $734,570
                                                                             =================      ================

     See accompanying notes to condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                                  -------                          -------
                                                           2003             2002              2003            2002
                                                           ----             ----              ----            ----
                                                                       (AS RESTATED,                     (AS RESTATED,
                                                                       -------------                     -------------
                                                                        SEE NOTE 17)                      SEE NOTE 17)
                                                                        ------------                      ------------
REVENUE
   First year commissions and related fees                  $29,961        $26,281             $57,522          $51,059
   Renewal commissions and related fees                      34,763         18,376              77,071           53,251
   Consulting fees                                           11,066          8,911              24,322           13,942
   Reimbursable expenses                                      1,468          1,322               2,981            2,672
                                                      --------------  -------------     ---------------  ---------------
TOTAL REVENUE                                                77,258         54,890             161,896          120,924
                                                      --------------  -------------     ---------------  ---------------

OPERATING EXPENSES
   Commission and fee                                        21,716         16,183              46,822           40,237
   General and administrative                                41,861         32,832              82,897           62,958
   Reimbursable expenses                                      1,468          1,322               2,981            2,672
   Amortization                                               5,197          2,097              10,375            3,928
   Settlement of litigation                                  (1,500)             -              (1,500)               -
                                                      --------------  -------------     ---------------  ---------------
TOTAL OPERATING EXPENSES                                     68,742         52,434             141,575          109,795
                                                      --------------  -------------     ---------------  ---------------
OPERATING INCOME                                              8,516          2,456              20,321           11,129
OTHER INCOME                                                     94             65                 181              134
INTEREST
   Income                                                        52             90                 152              178
   Expense                                                   (6,164)          (458)            (12,167)            (840)
                                                      --------------  -------------     ---------------  ---------------
                                                             (6,112)          (368)            (12,016)            (662)
                                                      --------------  -------------     ---------------  ---------------
INCOME BEFORE TAXES                                           2,498          2,153               8,487           10,601
INCOME TAXES                                                   (506)          (823)             (2,914)          (4,320)
                                                      --------------  -------------     ---------------  ---------------
INCOME, before cumulative effect of change in
accounting principle                                          1,992          1,330               5,573            6,281
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
NET OF TAX                                                        -              -                   -             (523)
                                                      --------------  -------------     ---------------  ---------------
NET INCOME                                                   $1,992         $1,330              $5,573           $5,758
                                                      ==============  =============     ===============  ===============

  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                                  -------                          -------
                                                           2003             2002              2003            2002
                                                           ----             ----              ----            ----
                                                                       (AS RESTATED,                     (AS RESTATED,
                                                                       -------------                     -------------
                                                                        SEE NOTE 17)                      SEE NOTE 17)
                                                                        ------------                      ------------
Basic Earnings per Common Share, before cumulative
effect of change in accounting principle                       $0.11           $0.08             $0.31             $0.37
   Cumulative effect of change in accounting principle             -               -                 -             (0.03)
                                                       --------------   -------------    --------------  ----------------
Basic Earnings per Common Share                                $0.11           $0.08             $0.31             $0.34
                                                       ==============   =============    ==============  ================
Weighted average shares outstanding - Basic               18,325,747      16,815,887        18,221,031        16,706,491
                                                       ==============   =============    ==============  ================

Diluted Earnings per Common Share, before cumulative
effect of change in accounting principle                       $0.11           $0.08             $0.30             $0.36
   Cumulative effect of change in accounting principle             -               -                 -             (0.03)
                                                       --------------   -------------    --------------  ----------------
Diluted Earnings per Common Share                              $0.11           $0.08             $0.30             $0.33
                                                       ==============   =============    ==============  ================
Weighted average shares outstanding - Diluted             18,509,674     17,336,783         18,555,033        17,250,826
                                                       ==============   =============    ==============  ================

  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                            --------
                                                                                 2003                      2002
                                                                                 ----                      ----
                                                                                                       (AS RESTATED,
                                                                                                       -------------
                                                                                                       SEE NOTE 17)
                                                                                                       ------------
OPERATING ACTIVITIES
   Net income                                                                        $ 5,573                    $ 5,758
   Adjustments to reconcile net income to cash provided by operating
    Activities:
     Depreciation and amortization                                                    13,052                      5,752
     Cumulative effect of change in accounting principle                                   -                        892
     Stock compensation                                                                  345                        574
     Deferred income taxes                                                             2,959                       (147)
     Loss on disposal of assets                                                          448                          -
   Changes in operating assets and liabilities (excluding the effects of acquisitions):
     Accounts and notes receivable                                                    10,243                     19,007
     Other current assets                                                                 85                       (820)
     Other assets                                                                        649                     (9,101)
     Accounts payable                                                                 (3,848)                    (1,270)
     Income taxes                                                                     (1,112)                    (4,427)
     Accrued liabilities                                                              (1,517)                   (15,680)
     Deferred revenue                                                                  2,396                      1,176
     Non-current liabilities                                                             377                          -
     Deferred compensation                                                             1,151                      1,620
                                                                          -------------------       --------------------
Cash provided by operating activities                                                 30,801                      3,334
                                                                          -------------------       --------------------
INVESTING ACTIVITIES
   Purchases of businesses, including contingent payments on prior
        acquisitions                                                                  (4,468)                   (16,155)
   Purchases of equipment                                                             (2,903)                    (2,923)
                                                                          -------------------       --------------------
Cash used in investing activities                                                     (7,371)                   (19,078)
                                                                          -------------------       --------------------
FINANCING ACTIVITIES
   Proceeds from borrowings                                                           23,500                     22,000
   Repayment of borrowings                                                           (48,703)                    (1,775)
   Change in cash restricted for the repayment of non-recourse notes                     633                          -
   Exercise of stock options                                                             517                        317
   Settlement of interest rate swap                                                        -                     (2,043)
                                                                          -------------------       --------------------
Cash (used in) provided by financing activities                                      (24,053)                    18,499
                                                                          -------------------       --------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (623)                     2,755
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   14,524                     10,207
                                                                          -------------------       --------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $13,901                    $12,962
                                                                          ===================       ====================

  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                            --------
                                                                                 2003                      2002
                                                                                 ----                      ----
                                                                                                       (AS RESTATED,
                                                                                                       -------------
                                                                                                       SEE NOTE 17)
                                                                                                       ------------
Supplemental Disclosure for Cash Paid during the Period:
   Interest paid                                                                      $1,067                     $5,644
   Income taxes, net of refunds                                                        2,102                      4,011

Supplemental Non-Cash Information:
   Fair value of common stock issued in connection with acquisition,
   including contingent payments on prior acquisitions                                $3,054                     $6,532
                                                                          ===================       ====================

  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2003

   (Tables shown in thousands of dollars, except share and per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements include the accounts of Clark, Inc. (formally Clark/Bardes, Inc.) ("the Company") and its wholly owned subsidiaries. Through the Company's six operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group, the Company designs, markets and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark Securities, Inc. ("CSI") (formally Clark/Bardes Financial Services, Inc.), a registered broker-dealer through which it sells all its securities products and receives related commissions. All intercompany amounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company's opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period.

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

On June 9, 2003, the Company, Clark/Bardes, Inc., changed its name to Clark, Inc. On April 24, 2003, the Company's operating entity, Clark/Bardes Consulting, Inc., changed its name to Clark Consulting, Inc.

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

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company's condensed consolidated financial statements.

In 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities--an interpretation of ARB No. 51. FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIE") and how to determine when and which business enterprises should consolidate the VIE. FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply the requirements of FIN 46 starting with its third quarter 2003 Form 10-Q filing. The Company does not anticipate the adoption of this interpretation will have a material impact on its condensed consolidated financial statements.

In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, a vendor should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not anticipate the adoption of the requirements of the consensus reached in this issue will have a material impact on its condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not anticipate the adoption of this statement to have a material impact on its condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate the adoption of this statement to have a material impact on its condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

3.  ACQUISITIONS

On May 16, 2003, the Company acquired the inforce revenue from the president of one of the Company's practices, for approximately $900 thousand. The inforce revenue relates to policies sold when the employee was a consultant prior to his employment by the Company as practice president. The inforce revenue is being amortized over 30 years in the Executive Benefits Practice segment.

Long, Miller & Associates, LLC. - On November 26, 2002, the Company acquired Long, Miller & Associates, LLC ("LongMiller"). Based in Greensboro, North Carolina, LongMiller specializes in bank-owned life insurance portfolio services. The acquisition combined the two largest distributors of bank-owned life insurance, as LongMiller was merged into the Company's existing Banking Practice. The purchase price was $403.5 million before acquisition costs of approximately $736 thousand, consisting of a cash payment at closing of $346.1 million, $37.4 million of asset-backed notes, and 1,196,888 shares of the Company's common stock valued at $20 million. The cash portion of the acquisition was financed by borrowing $87.5 million from the Company's existing debt facility, with the remainder through a capital markets transaction involving the securitization of a majority of the inforce revenues of LongMiller. The Company has allocated $4.4 million to tangible assets acquired with the remaining amount allocated to inforce revenue. The inforce revenue is being amortized over 30 years. The results of LongMiller are included beginning November 26, 2002.

The unaudited pro forma information below presents the Company's results as if the acquisition of LongMiller had occurred on January 1, 2002.

                                              THREE MONTHS      SIX MONTHS ENDED
                                              ENDED JUNE 30,         JUNE 30,
                                                  2002                2002
                                         ---------------------------------------
        Pro Forma
         Revenue....................            $69,607            $151,733
         Net income.................              1,649               7,374
         Diluted earnings per share.               0.09                0.40

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

4.  RESTRUCTURING COSTS

During the first quarter of 2003, a determination was made to consolidate the business support services of the Executive Benefits Practice in Dallas, Texas. As a result, the Company intends to significantly reduce operations in the Los Angeles, California and Bethesda, Maryland offices. The moves from Los Angeles and Bethesda are expected to be substantially completed by July 31, 2004 and September 30, 2004, respectively. There were 68 individuals who were notified of the restructuring with some being offered relocation packages and others being terminated with severance packages that include varying retention bonus incentives. In accordance with SFAS No. 146, the total expected cost of this restructuring is approximately $1.6 million and will be recognized ratably starting in March 2003. During the six months ended June 30, 2003, the Company had expense of approximately $335 thousand. In the second quarter 2003, there were adjustments to the reserve related to employees who forfeited their severance by not staying through their retention date. These amounts are included in general and administrative expenses on the condensed consolidated income statement. A summary of the activity in the reserve account as of June 30, 2003 is follows:

                           RESERVE BALANCE     YEAR TO DATE      CASH                        RESERVE BALANCE
                           ---------------     ------------      ----                        ---------------
                           JANUARY 1, 2003       EXPENSE        PAYMENTS      ADJUSTMENTS     JUNE 30, 2003
                           ---------------       -------        --------      -----------     -------------
Employee termination
benefits                       $ -                 $335          $(110)          $(10)              $215

5.  CONTINGENT CONSIDERATION

As a result of the Company's acquisition program, the Company has approximately $22.5 million of potential additional consideration issuable over the next three years to the former owners of the Company's acquired entities. Of this amount, approximately $5.1 million is accrued on the balance sheet at June 30, 2003. If and when the acquired entities meet certain criteria stipulated in the purchase agreements, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of June 30, 2003 (dollar amounts in millions):

                 POTENTIAL AMOUNTS
                    PAYABLE IN          CASH SHARES   SHARE(1)         VALUE
                                        -----------   --------         -----

                       2004               $ 7.1        338,097         $4.1
                       2005                 5.9        200,745          2.4
                       2006                 2.4         53,975          0.6
                                          -----        -------         ----
                                          $15.4        592,817         $7.1
                                          =====        =======         ====

                                          (1)  Number of shares determined based
                                               upon the closing price of the
                                               Company's common stock at
                                               June 30, 2003 of $ 11.95 per
                                               share.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

6.  ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:


                                                    AS OF            AS OF
                                                JUNE 30, 2003  DECEMBER 31, 2002
                                                -------------  -----------------
                Accounts receivable - trade....     $54,764          $64,181
                Loans receivable...............         540            1,170
                Accounts receivable allowance..      (1,285)          (1,089)
                                                    -------          -------
                                                    $54,019          $64,262
                                                    =======          =======

A summary of the activity in the allowance for uncollectible accounts receivables is as follows:


                                             SIX MONTHS ENDED    YEAR ENDED
                                               JUNE 30, 2003  DECEMBER 31, 2002
                                               -------------  -----------------
               Beginning balance..............    $(1,089)        $  (822)
               Write offs.....................        341             638
               Expense............                   (537)           (905)
                                                  -------           -----
               Ending balance.....                $(1,285)        $(1,089)
                                                  =======         ========

As of June 30, 2003 and December 31, 2002, there were approximately $1.8 million and $1.6 million, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill between December 31, 2002 and June 30, 2003, by reporting units are as follows:

                                                       BALANCE      ACQUIRED                                     BALANCE
                                                     JANUARY 1,      DURING                        IMPAIRMENT    JUNE 30,
                                                        2003       THE PERIOD     EARNOUTS/ETC.      CHARGE        2003
                                                     ---------     ----------     ------------      ---------    --------
     Executive Benefits Practice                       $ 16,952        $-         $   150              $-        $ 17,102
     Banking Practice                                    40,488         -          (1,038)              -          39,450
     Healthcare Group                                    14,076         -               -               -          14,076
     Management Science Associates                        5,010         -               -               -           5,010
     Human Capital Practice                              15,193         -               -               -          15,193
     Pearl Meyer & Partners                              21,788         -               -               -          21,788
     Federal Policy Group                                 4,266         -           1,500               -           5,766
     Corporate                                               30                                                        30
                                                        -------        ---         ------              ---       --------
          TOTAL                                        $117,803        $-         $   612              $-        $118,415
                                                       ========        ===         ======              ===       ========


    Information regarding the Company's other intangible assets follows:


                                          AS OF JUNE 30, 2003                         AS OF DECEMBER 31, 2002
                                          -------------------                         -----------------------
                                             ACCUMULATED                       GROSS           ACCUMULATED
                           GROSS AMOUNT      AMORTIZATION       NET            AMOUNT          AMORTIZATION        NET
                           ------------      ------------       ---            ------          ------------        ---
 Net present value
 of inforce revenue          $504,869         $(34,396)       $470,473         $503,895         $(24,334)        $479,561
 Non-compete
 agreements                     4,472           (1,954)          2,518            4,472           (1,641)           2,831
                             --------         --------        --------         --------         --------         --------
      Total                  $509,341         $(36,350)       $472,991         $508,367         $(25,975)        $482,392
                             ========         ========        ========         ========         ========         ========

Amortization expense of other intangible assets was $5.2 million and $2.1 million for the three months ended June 30, 2003 and June 30, 2002, respectively, and $10.4 million and $3.9 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

The Company estimates that its amortization for 2003 through 2007 for intangible assets related to all acquisitions consummated through June 30, 2003 will be approximately as follows:

                        Year                    Amount
                        ----                    ------
                        2003                   $20,789
                        2004                    17,230
                        2005                    14,390
                        2006                    13,863
                        2007                    13,511

8.  TRUST PREFERRED DEBT

On May 23, 2003, the Company raised approximately $15 million from its participation in a pooled trust preferred transaction, in which it issued long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 420 basis points (5.5% as of June 30, 2003). The Company used the net proceeds of approximately $14.5 million to pay down the term portion of its credit facility. The pooled trust preferred debt is payable in one payment in 30 years with interest paid quarterly.


9.  INTEREST RATE SWAPS

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to movements in interest rates. On January 7, 2003, the Company entered into two interest rate swaps with a total notional value of $50 million to hedge $50 million of the outstanding three-month LIBOR-based debt under the Company's credit facility. These swaps have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income ("OCI") for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings. Amounts are reclassified from OCI to earnings as the interest rate swaps affect earnings. There have been no charges to earnings for ineffectiveness for the three or six months ended June 30, 2003. The fair value of these interest rate swap agreements, based upon bank quotes, was a liability of approximately $993 thousand at June 30, 2003. The notional amount of the interest rate swap amortizes at the same rate as that of the LIBOR-based debt. The terms of these interest rate swaps are as follows (fair value in thousands):

        Effective                                Notional amount    Fixed rate to     Variable rate      Fair value as
          Date              Maturity date        at June 30, 2003     be paid         to be received    of June 30, 2003
          ----              -------------        ----------------     -------         --------------    ----------------
   January 7, 2003        December 31, 2007       $25.2 million        2.85%              LIBOR               $528
   January 7, 2003        December 31, 2007       $19.8 million        2.92%              LIBOR                465
                                                                                                              ----
                          Total                                                                               $993
                                                                                                              ====

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

10.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        ------------------                   ----------------
                                                              JUNE 30,                           JUNE 30,
                                                              --------                           --------
                                                       2003              2002             2003             2002
                                                       ----              ----             ----             ----
NUMERATOR:
Income, before cumulative effect of change in
accounting principle                              $     1,992       $     1,330      $     5,573      $     6,281
Cumulative effect of change in accounting
principle, net of tax                                       -                 -               -              (523)
                                                  -----------       -----------      -----------      -----------
Numerator for basic and diluted earnings per
common share
                                                  $     1,992       $     1,330      $     5,573      $     5,758
                                                  ===========       ===========      ===========      ===========

DENOMINATOR
Basic earnings per common share -
   weighted average shares outstanding             18,325,747        16,815,887       18,221,031       16,706,491
Effect of dilutive securities:
   Stock options                                      119,046           520,896          170,198          544,335
   Contingent shares earned not issued                 64,881                 -          161,804                -
                                                  -----------       -----------      -----------      -----------
Diluted earnings per share - weighted average      18,509,674        17,336,783       18,553,033       17,250,826
shares plus assumed conversions                   ===========       ===========      ===========      ===========
PER COMMON SHARE
Basic Earnings per Common Share, before
cumulative effect of change in accounting
principle                                         $      0.11       $      0.08      $      0.31      $      0.37
Cumulative effect of change in accounting
principle                                                   -                 -                -            (0.03)
                                                  -----------       -----------      -----------      -----------
Basic earnings per Common Share                   $      0.11       $      0.08      $      0.31      $      0.34
                                                  ===========       ===========      ===========      ===========

Diluted Earnings per Common Share, before
cumulative effect of change in accounting
principle                                         $      0.11       $      0.08      $      0.30      $      0.36
Cumulative effect of change in accounting
principle                                                   -                 -                -            (0.03)
                                                 ------------       -----------      -----------      -----------
Diluted Earnings per Common Share                 $      0.11       $      0.08      $      0.30      $      0.33
                                                 ============       ===========      ===========      ===========

For the three and six months ended June 30, 2003, there are approximately 1.1 million and 1.0 million, respectively, of outstanding stock options which are not included in the calculations as they are antidilutive. For both the three and six months ended June 30, 2002, there are approximately 321 thousand of outstanding stock options which are not included in the calculations as they are antidilutive. The range of grant prices for all options was between $4.80 and $30.30 at June 30, 2003 and June 30, 2002.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

11.  EMPLOYEE COMPENSATION

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

The pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively:

                                                  JUNE 30,
                                                  --------
                                             2003          2002
                                             ----          ----
     Dividend yield.....................     None           None
     Volatility.........................    64.8%          64.2%
     Risk-free interest rates...........     5.2%           5.4%
     Expected life (years)..............        5              6

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, its net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE                    JUNE
                                                      ----------------------------------------------
                                                         2003        2002        2003        2002
                                                      ----------- ----------- ----------- ----------
NET INCOME
As reported....................................         $1,992      $1,330      $5,573       $5,758
Add: stock-based employee compensation expense
   included in reported net income, net of
   related tax effect..........................              -         340         206          340
Deduct: stock option compensation expense, net
   of tax......................................           (197)       (873)       (615)      (1,406)
                                                        ------      ------      ------       ------
Pro forma......................................         $1,795      $  797      $5,164       $4,692
                                                        ======      ======      ======       ======
BASIC EARNINGS PER COMMON SHARE
As reported....................................         $ 0.11      $ 0.08      $ 0.31       $ 0.34
Pro forma......................................           0.10        0.05        0.28         0.28

DILUTED EARNINGS PER COMMON SHARE
As reported....................................         $ 0.11      $ 0.08      $ 0.30       $ 0.33
Pro forma......................................           0.10        0.05        0.28         0.27

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003


12.  COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the Company reports changes in stockholders' equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect stockholders' equity. For the Company, the differences between net income and comprehensive income were as follows:

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30                 JUNE 30
                                                      ----------------------------------------------
                                                         2003        2002        2003        2002
                                                      ----------- ----------- ----------- ----------
Net income                                             $1,992      $1,330      $5,573      $5,758
Change in fair value of interest rate
swap, net of tax                                         (593)          -        (593)          -
                                                       ------      ------      ------      ------
Comprehensive income                                   $1,399      $1,330      $4,980      $5,758
                                                       ======      ======      ======      ======

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

In July 2002, proposed Treasury regulations changed the manner in which split dollar life insurance arrangements will be taxed in the future. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Consequently, this initiative has significantly reduced the amount of revenue generated from new split dollar arrangements and may further reduce revenue from existing split dollar arrangements in the near term.

On February 3, 2003, the Bush Administration proposed to remove legislatively a 1978 moratorium on Treasury Department regulatory guidance on the tax treatment of nonqualified deferred compensation arrangements. On May 8, 2003, the Senate Finance Committee approved a legislative proposal ultimately included not in the enacted economic growth legislation, that would tax the deferrals of compensation by top executives under certain "funded" deferred compensation arrangements, including those involving rabbi trusts. On July 25, 2003, House Ways and Means Committee Chairman Bill Thomas (R-CA) introduced legislation that would modify the times at which distributions are permitted from nonqualified deferred compensation arrangements and disallow certain techniques sometimes used to shield deferred compensation from claims of an employer's creditors; the legislation would generally permit the continued use of rabbi trusts. If legislative proposals affecting nonqualified deferred compensation are enacted, future compensation deferrals under many arrangements the Company markets could be significantly curtailed, with a resulting reduction in the Company's revenues from these arrangements.

There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. For example, in 1998, 1999, and 2000, the Clinton Administration proposed to deny interest deductions of corporate taxpayers in proportion to the unborrowed cash values of life insurance policies they held on the lives of their employees; however, this proposal was not adopted by the Congress and has not been renewed by the Bush Administration. More recently, in the aftermath of negative media coverage regarding certain types of business-owned life insurance, Senator Jeff Bingaman (D-NM) has proposed to tax the death benefits taxpayers receive from policies on the lives of former employees. Significant segments of the life insurance industry are engaged in an ongoing, intensive effort to oppose the Bingaman proposal. While Senator Bingaman's proposal was rejected on May 15, 2003 in a Senate floor vote, there can be no assurance that the proposal will not ultimately be included in enacted legislation.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003


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

In recent years, the Internal Revenue Service ("IRS") has undertaken a major enforcement initiative to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995. The IRS has prevailed on the majority of cases it has litigated related to this initiative and last year made a temporary (now expired) public settlement offer to address ongoing cases. While the Company stopped selling leveraged business-owned life insurance programs after 1995 and the Company does not expect any material adverse impact on its revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client's decision to continue or surrender an existing leveraged business-owned life insurance program.

On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 into law. This law generally prohibits any personal loans from certain SEC-regulated companies to current directors or executive officers of such companies. While it is not entirely clear, there is a possibility that company premium payments made on or after July 30, 2002 on collateral-assignment split dollar policies, on current directors or executive officers of those SEC-regulated companies, could be covered by the loan prohibition. Revenue from collateral assignment split dollar arrangements has been reduced as a result of this law as the Executive Benefits Practice has generated no first year revenue with these products.

14.   SEGMENTS AND RELATED INFORMATION

The Company has six reportable segments:

         o Executive Benefits Practice - markets, designs, implements, administers and finances non-qualified benefit plans for companies of all sizes including Fortune 1000 companies and other companies which can benefit from the Company's products and services.
         o Banking Practice - offers compensation consulting, executive and director benefit programs and bank-owned life insurance to the bank market.
         o Healthcare Group - provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations.
         o Human Capital Practice - provides compensation, benefits and human resources consulting services and products to major companies including technology and intellectual capital companies.
          o Pearl Meyer & Partners - specializes in executive compensation and retention programs.
          o Federal Policy Group - provides a variety of legislative and regulatory strategic services.

As of January 1, 2003, the Company transferred the operations of Coates Kenney from its Executive Benefits Practice to its Human Capital Practice. As a result, the segment information as of and the periods ended June 30, 2002 have been reclassified to reflect this transfer.

LongMiller, acquired on November 26, 2002, became part of the existing Banking Practice.

Prior to May 16, 2002, the amounts reflected below for the Human Capital Practice segment reflect the results of and information related to the Rewards and Performance Group, which is now part of the Human Capital Practice.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003


On February 25, 2002, the Company acquired the Federal Policy Group of PricewaterhouseCoopers LLP.

The six reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, and human resources and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

The Company evaluates performance and allocates resources based on operating income before income taxes, interest and corporate administrative expenses. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies, as described in Note 1 "Nature of Operations and Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Segment information for the three and six month periods ended June 30, 2003 is as follows:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003


                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30                 JUNE 30
                                                      ----------------------------------------------
                                                         2003        2002        2003        2002
                                                      ----------- ----------- ----------- ----------
REVENUES FROM EXTERNAL CUSTOMERS
     Executive Benefits Practice                      $14,203      $17,505     $ 41,483    $ 51,353
     Banking Practice                                  42,016       18,237       74,462      32,117
     Healthcare Group                                   8,606        9,107       18,517      19,461
     Human Capital Practice                             5,984        3,993       11,871       6,303
     Pearl Meyer & Partners                             3,345        3,136        6,819       6,156
     Federal Policy Group                               2,406        2,932        6,997       3,810
                                                      -------      -------     --------    --------
         Total segments- reported                      76,560       54,910      160,149     119,200
     Corporate/CSI                                        698          (20)       1,747       1,724
                                                      -------      -------     --------    --------
         Total consolidated - reported                $77,258      $54,890     $161,896    $120,924
                                                      =======      =======     ========    ========
OPERATING INCOME (LOSS)
     Executive Benefits Practice                      $(1,141)     $    75     $  3,973    $  7,012
     Banking Practice                                  13,185        3,690       19,132       4,607
     Healthcare Group                                   1,035          898        2,466       3,072
     Human Capital Practice                            (1,392)        (563)      (1,941)       (281)
     Pearl Meyer & Partners                               506          479          971         729
     Federal Policy Group                                 466        1,281        3,252       1,641
                                                      -------      -------     --------    --------
         Total segments - reported                     12,659        5,860       27,853      16,780
     Corporate/CSI                                     (4,143)      (3,404)      (7,531)     (5,651)
     Other income                                          94           65          181         134
     Interest - net                                    (6,112)        (368)     (12,016)       (662)
                                                      -------      -------     --------    --------
         Income before taxes                          $ 2,498      $ 2,153     $  8,487    $ 10,601
                                                      =======      =======     ========    ========
DEPRECIATION AND AMORTIZATION
     Executive Benefits Practice                      $ 1,249      $ 1,293     $  2,485    $  2,459
     Banking Practice                                   4,022          591        8,017       1,099
     Healthcare Group                                     736          725        1,462       1,467
     Human Capital Practice                               159           61          234         107
     Pearl Meyer & Partners                                84          158          242         312
     Federal Policy Group                                 100          140          200         169
                                                      -------      -------     --------    --------
         Total segments - reported                      6,350        2,968       12,640       5,613
     Corporate/CSI                                        215           48          412         139
                                                      -------      -------     --------    --------
         Total consolidated - reported                $ 6,565      $ 3,016     $ 13,052    $  5,752
                                                      =======      =======     ========    ========
CAPITAL EXPENDITURES
     Executive Benefits Practice                      $   412      $   180     $    833    $    472
     Banking Practice                                     431          538          801         640
     Healthcare Group                                      (9)         182          417         255
     Human Capital Practice                                88          306          204         343
     Pearl Meyer & Partners                                 9           14           19         184
     Federal Policy Group                                   -           21            -          46
                                                      -------      -------     --------    --------
         Total segments - reported                        931        1,241        2,274       1,940
     Corporate/CSI                                        171          891          629         983
                                                      -------      -------     --------    --------
         Total consolidated - reported                $ 1,102      $ 2,132     $  2,903    $  2,923
                                                      =======      =======     ========    ========

                                                              JUNE 30,   DECEMBER 31,
IDENTIFIABLE ASSETS                                             2003         2002
                                                                ----         ----
     Executive Benefits Practice                             $ 78,666     $ 82,988
     Banking Practice                                         512,748      526,485
     Healthcare Group                                          36,470       36,793
     Human Capital Practice                                    28,778       29,055
     Pearl Meyer & Partners                                    28,454       29,211
     Federal Policy Group                                       8,606        7,413
                                                             --------     --------
         Total segments - reported                            693,722      711,945
     Deferred income taxes                                      2,001        1,252
     Corporate/CSI                                             19,611       21,373
                                                             --------     --------
         Total consolidated - reported                       $715,334     $734,570
                                                             ========     ========

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

15. RELATED PARTY TRANSACTIONS

The Company leases 16,266 square feet of office space and hanger space for the corporate aircraft from entities owned by the Company's Chairman and Chief Executive Officer, for approximately $445 thousand annually. The office space lease expires on February 21, 2009.

On May 16, 2003, the Company acquired the inforce revenue from the president of one of the Company's practices for approximately $900 thousand. The inforce revenue relates to policies sold by the employee when he was a consultant prior to his employment by the Company as practice president. The inforce revenue is being amortized over 30 years in the Executive Benefits Practice segment.

During the first quarter 2003, the Company paid Randy Pohlman, a member of its Board of Directors, $40 thousand as a referral fee. This amount was accrued in the Company's financial statements as of December 31, 2002.

Robert Long became a member of the Company's Board of Directors, filling a vacant seat, in January 2003 in connection with the LongMiller acquisition. He received a substantial amount of the proceeds, including asset-backed notes, from the November 2002 purchase of LongMiller.

On September 25, 2002, the Company entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of its principal stockholders. During 2002, the Company received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.2 million in the last half of 2002, pursuant to this agreement. Under the terms of this agreement, the Company expects to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years depending upon certain conditions. Of this annual amount, $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and the Company will not have access to this cash for general corporate purposes until the securitization notes are fully paid. This revenue, net of amounts provided for chargebacks, is being recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or if there is a section 1035 exchange. Any chargeback amounts are deducted from the next scheduled payment. There is a receivable of approximately $644 thousand included in the condensed consolidated balance sheet as of June 30, 2003. The Company received approximately $1.2 million during the three months ended June 30, 2003.

The Company has certain split dollar policies with four of its officers. All policies have been terminated except one policy which is expected to be terminated in 2003.

16.  LITIGATION

From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its consultants. During the three months ended June 30, 2003, the company received $1.5 million from the favorable settlement of a lawsuit.

The following is a summary of the current material legal proceedings pending against the Company.

                        CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

WILLIAM L. MACDONALD, SR. V. CLARK/BARDES CONSULTING, INC.

On April 10, 2003, William L. MacDonald, Sr., the former Chairman of the Executive Benefits Practice, filed suit in Los Angeles, California Superior Court alleging wrongful termination and seeking damages of $10.1 million and a declaration that all of his non-competition and non-solicitation provisions were unenforceable. On April 11, 2003, the Company filed proceedings in the Circuit Court of Cook County, Illinois to enforce the non-competition and non-solicitation covenants agreed to by Mr. MacDonald when the Company purchased Mr. MacDonald's business, Compensation Resource Group, Inc., in September of 2000. In light of the California suit, the Illinois litigation was stayed pending the outcome of proceeding in the California court.

The Company responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with the Company and contacting its clients, in aid of and pending the outcome of the arbitration. On May 1, the Court granted the Company's motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of the Company. On June 5, 2003, the court entered a preliminary injunction which prohibits Mr. MacDonald and persons acting in concert with him from soliciting clients of the Company's Executive Benefits Practice. On July 24, 2003, the court issued its order granting the Company's Motion to Compel Arbitration and those proceedings have been commenced by both the Company and Mr. MacDonald. The court has taken the Company's Motion to Compel Arbitration under advisement. The Company denies any wrongdoing and intends to vigorously defend Mr. MacDonald's claims. The Company also intends to vigorously pursue the enforcement of Mr. MacDonald's non-competition and non-solicitation covenants.

17.  RESTATED QUARTERLY RESULTS

Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six month periods ended June 30, 2002, the Company's management determined that revenue recognized under its administrative service agreements should have been recognized on a straight-line basis at the Executive Benefits Practice. During the fourth quarter of 2002, the Company completed an analysis of the services provided and timing thereof and determined that because of changes in the timing of the services provided, revenue under these agreements should have been recognized on a straight-line basis during 2002. Historically, these fees were recognized 75% in the renewal month and 25% ratably over the remainder of the annual service agreement. In addition, during the fourth quarter of 2002, the Company restated its 2002 quarterly results to reflect a timing difference whereby CSI was under-recognizing revenue in the period earned. This restatement for CSI had no impact on prior years or on 2002 results for the full year.

As a result, the condensed consolidated financial statements for the three and six months periods ended June 30, 2002 have been restated from the amounts previously reported. Certain reclassifications of 2002 amounts have been made to conform with the 2003 presentation. A summary of the significant effects of the restatement is as follows:

                        CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2003

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                         2002          2002             2002             2002
                                                         ----          ----             ----             ----
                                                    (AS PREVIOUSLY                 (AS PREVIOUSLY
                                                       REPORTED)   (AS RESTATED)      REPORTED)     (AS RESTATED)
REVENUE
    First year commissions and related fees            $26,307      $26,281            $50,858         $51,059
    Renewal commissions and related fees                18,409       18,376             54,581          53,251
    Consulting fees                                      8,911        8,911             13,942          13,942
    Reimbursable expenses                                1,322        1,322              2,672           2,672
                                               ----------------------------- ----------------------------------
TOTAL REVENUE                                           54,949       54,890            122,053         120,924
                                               ----------------------------- ----------------------------------

OPERATING EXPENSES
  Commission and fee                                    16,183       16,183             40,237          40,237
  General and administrative                            32,832       32,832             62,958          62,958
  Reimbursable expenses                                  1,322        1,322              2,672           2,672
  Amortization                                           2,097        2,097              3,928           3,928
                                               ----------------------------- ----------------------------------
TOTAL OPERATING EXPENSE                                 52,434       52,434            109,795         109,795
                                               ----------------------------- ----------------------------------
OPERATING INCOME                                         2,515        2,456             12,258          11,129
OTHER INCOME                                                65           65                134             134
INTEREST
   Income                                                   90           90                178             178
   Expense                                                (458)        (458)              (840)           (840)
                                               ----------------------------- ----------------------------------
                                                          (368)        (368)              (662)           (662)
                                               ----------------------------- ----------------------------------
INCOME BEFORE TAXES                                      2,212        2,153             11,730          10,601
INCOME TAXES                                              (846)        (823)            (4,786)         (4,320)
                                               ----------------------------- ----------------------------------
INCOME, before cumulative effect of change in
accounting principle, net of tax                         1,366        1,330              6,944           6,281
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF TAX                                        -            -               (523)           (523)
                                               ----------------------------- ----------------------------------
NET INCOME                                              $1,366       $1,330             $6,421          $5,758
                                               ============================= ==================================

Basic Earnings per Common Share, before
cumulative effect of change in accounting
principle                                                $0.08        $0.08              $0.42           $0.37
     Cumulative effect of change in accounting
     principle                                               -            -               0.03            0.03
                                               ----------------------------- ----------------------------------
                                               ----------------------------- ----------------------------------
Basic Earnings per Common Share                          $0.08        $0.08              $0.39           $0.34
                                               ============================= ==================================
Weighted average shares outstanding - Basic         16,815,887   16,815,887         16,706,491      16,706,491
                                               ----------------------------- ----------------------------------

Diluted Earnings per Common Share, before
cumulative effect of change in accounting
principle                                                $0.08        $0.08              $0.40           $0.36
     Cumulative effect of change in accounting
     principle                                               -            -               0.03            0.03
                                               ----------------------------- ----------------------------------
Diluted Earnings per Common Share                        $0.08        $0.08              $0.37           $0.33
                                               ============================= ==================================
Weighted average shares outstanding - Diluted       17,336,783   17,336,783         17,250,826      17,250,826
                                               ----------------------------- ----------------------------------

                                     *****

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

BUSINESS

The condensed consolidated financial statements reflect the accounts of Clark, Inc. (formerly Clark/Bardes, Inc.) ("Clark") and its wholly owned subsidiaries. Through our six operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group, we design, market and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. We assist our clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, we own Clark Securities, Inc. (formerly Clark/Bardes Financial Services, Inc.), a registered broker-dealer through which we sell all our securities products and receive a commission.

On June 9, 2003, the Company, Clark/Bardes, Inc., changed its name to Clark, Inc. On April 24, 2003, the Company's operating entity, Clark/Bardes Consulting, Inc., changed its name to Clark Consulting, Inc.

As discussed in Note 17 in the notes to the condensed consolidated financial statements, the Company has restated its financial statements for the three and six month periods ended June 30, 2002. This management discussion and analysis gives effect to this restatement.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as those that are most important to the portrayal of its financial condition and the results of operations, and which require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and judgments. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions and conditions.

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

Our commission revenue is normally long term and recurring, is typically paid annually and usually extends for a period of ten years or more after the sale. Commissions paid by insurance companies vary by policy and by program and typically represent a percentage of the premium or the cash surrender value of the insurance policies underlying the program.

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

         Our first year commission revenue is frequently subject to chargeback, which means that insurance companies retain the right to recover commissions in the event policies prematurely terminate. The chargeback schedules differ by product and usually apply to first year commission only. A typical chargeback schedule, based on a percent of first year commission and the year in which the termination occurs, is as follows:

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

Consulting fee revenue. Consulting fee revenue consists of fees of Human Capital Practice, Pearl Meyer and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, pension savings plan design and management, people strategy, compensation surveys, institutional registered investment advisory services and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement and are earned when the service is rendered. Some of our consulting clients pay a retainer at the beginning of a project. These revenues are recognized ratably over the term of the engagement. Consulting revenue generated by the Executive Benefits Practice, Banking Practice and Healthcare Group are included as first year revenue in the accompanying condensed consolidated income statement.

Administrative service fee revenue. Administrative service fee revenue consists of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are included as renewal commissions and related fees revenue in the accompanying condensed consolidated income statement.

During the fourth quarter of 2002, we completed an analysis of the services provided and timing thereof under our administrative service agreements at our Executive Benefits Practice. As a result of this analysis, we determined that because of changes in the timing of the services being provided, revenue under these agreements should have been recognized on a straight-line basis during 2002 and restated our financial statements accordingly. Historically, these fees were recognized 75% in the renewal month and 25% ratably over the remainder of the annual service agreement.

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

INTANGIBLE ASSETS

We have intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with an acquisition. Intangible assets consist of the net present value of estimated future cash flows from policies inforce at the acquisition date, non-compete agreements with the former owners of acquired businesses and assets, other identifiable intangibles and goodwill. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives.

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

We are required to assess potential impairments of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In assessing the recoverability of goodwill and the net present value of future cash flows from policies inforce, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges not previously recorded. As of January 1, 2002, amortization of goodwill ceased and is tested annually, in the fourth quarter, for impairment or whenever changes in circumstances indicate impairment might exist.

EMPLOYEE COMPENSATION

We account for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Generally, common stock options issued to employees do not result in compensation expense because the exercise price of the option equals the market price of the underlying stock on the date of grant. However, compensation expense may be incurred for options issued to employees if the options are contingent upon meeting certain performance criteria.

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. We have elected to remain on the current method of accounting as described above for employees and directors. However, we account for stock options granted to non-employees under the provisions of SFAS No. 123.

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

                                                                JUNE 30,
                                                          2003            2002
                                                          ----            ----
     Dividend yield...............................        None            None
     Volatility...................................        64.8%           64.2%
     Risk-free interest rates.....................         5.2%            5.4%
     Expected life (years)........................           5               6

Had compensation cost for our stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                           JUNE 30,            JUNE 30,
                                                      ---------------------------------------
                                                        2003      2002      2003      2002
                                                      --------- --------- --------- ---------

     NET INCOME
     As reported...................................    $1,992   $1,330    $5,573    $5,758
     Add: stock-based employee compensation
     expense included in reported net income, net
     of related tax effect.........................         -      340       206       340
     Deduct: stock option compensation expense, net
     of tax........................................      (197)    (873)     (615)   (1,406)
                                                       ------     ----    ------    ------
     Pro forma.....................................    $1,795     $797    $5,164    $4,692
                                                       ======     ====    ======    ======

     BASIC EARNINGS PER COMMON SHARE
     As reported...................................     $0.11    $0.08     $0.31     $0.34
     Pro forma.....................................      0.10     0.05      0.28      0.28



     DILUTED EARNINGS PER COMMON SHARE
     As reported...................................     $0.11    $0.08     $0.30     $0.33
     Pro forma.....................................      0.10     0.05      0.28      0.27

OVERVIEW OF RESULT OF OPERATIONS

Total revenues for the three months ended June 30, 2003 was $77.3 million, an increase of 40.8% from revenues of $54.9 million in the second quarter of 2002. Second quarter 2003 operating income was $8.5 million, as compared to $2.5 million from the comparable 2002 period. The Company reported net income for the second quarter 2003 of $2.0 million, or $0.11 per diluted share, compared to reported net income of $1.3 million, or $0.08 per diluted share, for the same period last year.

For the six months ended June 30, 2003, total revenue was $161.9 million, an increase of 33.9% from revenues of $120.9 million for the first six months of 2002. Operating income was $20.3 million, an 82.6% increase from operating income of $11.1 million in the comparable period of 2002. Net income for the six months ended June 30, 2003 was $5.6 million or $0.30 per diluted share compared to $5.8 million or $0.33 per diluted share for the six months ended June 30, 2002.

RESULTS OF OPERATIONS

                                                THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                ---------------------------               -------------------------
                                                2003          2002       % CHANGE       2003           2002       % CHANGE
                                                ----          ----       --------       ----           ----       --------
REVENUE
   First year commissions and related
     fees                                      $29,961        $26,281      14.0%        $57,522        $51,059      12.7%
   Renewal commissions and related fees         34,763         18,376      89.2%         77,071         53,251      44.7%
   Consulting fees                              11,066          8,911      24.2%         24,322         13,942      74.5%
   Reimbursable expenses                         1,468          1,322      11.0%          2,981          2,672      11.6%
                                          ------------- -------------- ---------- -------------- -------------- ----------
            Total                               77,258         54,890      40.8%        161,896        120,924      33.9%


OPERATING EXPENSE
    Commission and fee                          21,716         16,183      34.2%         46,822         40,237      16.4%
    % of revenue                                  28.1%          29.5%                     28.9%          33.3%
    General and administrative                  41,861         32,832      27.5%         82,897         62,958      31.7%
    % of revenue                                  54.2%          59.8%                     51.2%          52.1%
    Reimbursable expenses                        1,468          1,322      11.0%          2,981          2,672      11.6%
    Amortization                                 5,197          2,097     147.8%         10,375          3,928     164.1%
    Settlement of litigation                    (1,500)             -                    (1,500)             -
                                          ------------- -------------- ---------- -------------- -------------- ----------
Operating income                                 8,516          2,456     246.7%         20,321         11,129      82.6%
     % of revenue                                 11.0%          4.5%                      12.6%          9.2%
Other income                                        94             65      44.6%            181            134      35.1%
Interest income                                     52             90    (42.2%)            152            178    (14.6%)
Interest expense                                (6,164)          (458)                  (12,167)          (840)
                                          ------------- -------------- ---------- -------------- -------------- ----------
Income before taxes                              2,498          2,153      16.0%          8,487         10,601    (19.9%)
Income taxes                                      (506)          (823)   (38.5%)         (2,914)        (4,320)   (32.5%)
                                          ------------- -------------- ---------- -------------- -------------- ----------
Net income, before cumulative effect of          1,992          1,330      49.8%          5,573          6,281    (11.3%)
    change in accounting, net of tax
Cumulative effect of change in
     accounting principle                            -              -                         -           (523)
                                          ------------- -------------- ---------- -------------- -------------- ----------
Net Income                                      $1,992         $1,330      49.8%         $5,573         $5,758     (3.2%)
                                          ============= ============== ========== ============== ============== ==========


Per common share - diluted
     Net income                                  $0.11          $0.08                     $0.30          $0.33
     Weighted average shares                18,509,674     17,336,783                18,555,033     17,250,826


Quarter ended June 30, 2003 compared to quarter ended June 30, 2002

Revenue. Total revenue for the second quarter ended June 30, 2003 was $77.3 million, an increase of 40.8% from revenues of $54.9 million in second quarter 2002. First year commissions and consulting fees during second quarter 2003 were $41.0 million compared to $35.2 million in the second quarter of 2002. The Banking Practice, which increased total revenue by $23.8 million over the prior period, benefited significantly (approximately $12.5 million) from the November 2002 acquisition of Long, Miller & Associates, LLC ("LongMiller") and a strong community bank market. The Banking Practice experienced a $1.3 million chargeback during the three months ended June 30, 2003 of which approximately $750 thousand will be recovered from its consultants. The Executive Benefits Practice, as predicted, continues to underperform compared to the three months ended June 30, 2002 due to the weak economic environment.

Commission and fee expense. Commission and fee expense for the three months ended June 30, 2003 was $21.7 million or 28.1% of total revenue compared to $16.2 million or 29.5% of total revenue in second quarter 2002. The percentage paid in commission expense declined primarily due to an increasing number of employee consultants who have a lower commission rate than independent consultants and the increase in consulting fee revenue from the three months ended June 30, 2002. With the acquisition of Federal Policy Group and the formation of our Human Capital Practice, we continue to expand our fee-based revenue (an increase of 24.2% over the three months ended June 30, 2002), which should continue to favorably affect commission expense as a percentage of total revenue.

General and administrative expense. General and administrative expense for the three months ended June 30, 2003 was $41.9 million or 54.2% of total revenue compared to $32.8 million or 59.8% of total revenue for the three months ended June 30, 2002. General and administrative expenses increased for the three months ended June 30, 2003 from that of the prior year as a result of the 2002 acquisitions, such as LongMiller and the hiring of Andersen Human Capital Practice partners and employees, included for the entire quarter of 2003. General and administrative expense for the three months ended June 30, 2003 included approximately $800 thousand relating to the corporate re-branding effort and $300 thousand of severance expense at Human Capital Practice.

Settlement of litigation - During the three months ended June 30, 2003, we received $1.5 million from the favorable settlement of a lawsuit.

Amortization. Amortization expense for the three months ended June 30, 2003 was $5.2 million compared to $2.1 million in the prior year. We acquired approximately $400 million of inforce revenue with our November 2002 acquisition of LongMiller, which accounted for approximately $3.0 million of the amortization expense in the second quarter of 2003.

Other income. In the second quarter of 2003 and 2002, we received rental income of approximately $94 thousand and $65 thousand, respectively, from several tenants.

Interest expense - net. Net interest expense for the three months ended June 30, 2003 was $6.1 million compared to $368 thousand in 2002. With the November 2002 acquisition of LongMiller, we borrowed approximately $87.5 million on our line of credit and issued $305 million of non-recourse asset-backed notes. This acquisition-related debt significantly increased our net interest expense from the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Income taxes. Income taxes for the three months ended June 30, 2003 were $506 thousand at an effective tax rate of 20.3% compared to $823 thousand at an effective tax rate of 38.2% for the three months ended June 30, 2002. The effective tax rate for the three months ended June 30, 2003 reflects an anticipated $509 thousand net state tax refund. The decrease in the effective tax rate is primarily related to the trueup of the estimated 2002 state tax liability.

Net Income. Net income for the three months ended June 30, 2003 was $2.0 million, or $0.11 per diluted common share versus net income of $1.3 million or $0.08 per diluted share for the same period last year.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenue. Total revenues for the six months ended June 30, 2003 were $161.9 million, an increase of 33.9% from revenues of $120.9 million in the six months ended June 30, 2002. The Banking Practice, which increased total revenue by $42.3 million over the prior period, benefited significantly from the November 2002 acquisition of Long, Miller & Associates, LLC ("LongMiller") and a strong community bank market. The Banking Practice experienced a $1.3 million chargeback during the three months ended June 30, 2003 of which approximately $750 thousand will be recovered from its consultants. Federal Policy Group results were strong reflecting good overall demand for its services and includes a $2.8 million success fee recorded and collected during the first quarter 2003. However, the Executive Benefits Practice, as predicted, continued to underperform and compared to the six months ended June 30, 2002 due to the weak economic environment, which has slowed the benefit plan implementation process with its corporate clients. Consulting fees as a percentage of total revenue increased to 15.0% for the six months ended June 30, 2003 compared to 11.5% in the six months ended June 30, 2002. This increase is primarily due to the formation and growth of our Human Capital Practice through the addition of the Arthur Andersen ("Andersen") partners and employees in May 2002 and the acquisition of Federal Policy Group in February 2002.

Commission and fee expense. Commission and fee expense for the six months ended June 30, 2003 was $46.8 million or 28.9% of total revenue compared to $40.2 million or 33.3% of total revenue for the six months ended June 30, 2002. The percentage paid in commission expense declined primarily due to an increasing number of employee consultants who have a lower commission rate than independent consultants and the increase in consulting fee revenue from the six months ended June 30, 2002. With the acquisition of Federal Policy Group and the formation of our Human Capital Practice, we continue to expand our fee-based revenue (an increase of 74.5% over the six months ended June 30, 2002), which should continue to favorably affect commission expense as a percentage of revenue.

General and administrative expense. General and administrative expense for the six months ended June 30, 2003 was $82.9 million or 51.2% of total revenue compared to $63.0 million or 52.1% of total revenue for the six months ended June 30, 2002. General and administrative expenses increased for the six months ended June 30, 2003 from prior year as a result of the 2002 acquisitions, such as LongMiller and Federal Policy Group and the hiring of Andersen Human Capital Practice partners and employees, included for the entire six months of 2003. General and administrative expense for the six months ended June 30, 2003 included approximately $2.2 million in charges, primarily related to severance costs and lease terminations in our Executive Benefits Practice, Healthcare Group and Human Capital Practice and approximately $800 thousand relating to the corporate re-branding effort. A non-cash expense of $345 thousand was incurred in the first quarter of 2003 related to stock compensation expense.

Amortization. Amortization expense for the six months ended June 30, 2003 was $10.4 million compared to $3.9 million in the prior year. We acquired approximately $400 million of inforce revenue with our November 2002 acquisition of LongMiller, which accounted for approximately $6.0 million of the amortization expense in the six months of 2003.

Settlement of litigation - During the six months ended June 30, 2003, the company received $1.5 million from a favorable lawsuit settlement.

Other income. For the six months ended June 30, 2003 and 2002, we received rental income of approximately $181 thousand and $134 thousand, respectively, from several tenants.

Interest expense - net. Net interest expense for the six months ended June 30, 2003 was $12.0 million compared to $662 thousand in 2002. With the November 2002 acquisition of LongMiller, we borrowed approximately $87.5 million on our line of credit and issued $305 million of non-recourse asset-backed notes. This acquisition-related debt significantly increased our net interest expense from the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Income taxes. Income taxes for the six months ended June 30, 2003 were $2.9 million at an effective tax rate of 34.3% compared to $4.3 million at an effective tax rate of 40.8% for the six months ended June 30, 2002. The effective tax rate for the six months ended June 30, 2003 reflects an anticipated $509 thousand net state tax refund. The decrease in the effective tax rate is primarily related to the trueup of the estimated 2002 state tax liability. The Company expects its normalized effective income tax rate to be approximately 40.3% in future periods.

Net Income. Net income for the six months ended June 30, 2003 was $5.6 million, or $0.30 per diluted common share versus net income of $5.8 million or $0.33 per diluted share for the same period last year.

The tables that follow present the operating results of our six segments for the three and six months ended June 30, 2003 and 2002.

         EXECUTIVE BENEFITS PRACTICE

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                                2003          2002         2003         2002
                                                                ----          ----         ----         ----
         REVENUE
                First year commissions and related fees        $4,265         $8,443      $12,682      $17,951
                Renewal commissions and related fees            9,876          9,033       28,661       33,271
                Reimbursable expenses                              62             29          140          131
                                                               ------         ------      -------      -------
                    TOTAL REVENUE                              14,203         17,505       41,483       51,353
         OPERATING EXPENSES
                Commission and fee                              5,865          7,946       17,910       25,724
                   % of revenue                                  41.3%          45.4%        43.2%        50.1%
                General and administrative                      8,392          8,381       17,429       16,475
                    % of revenue                                  59.1%         47.9%        42.0%        32.1%
                 Reimbursable expenses                             62             29          140          131
                Amortization                                    1,025          1,074        2,031        2,011
                                                               ------         ------      -------      -------
         OPERATING (LOSS) INCOME                              ($1,141)           $75       $3,973       $7,012
                    % of revenue                                (8.0%)           0.4%         9.6%        13.7%
                                                              ========        ======      =======       =======

         As of January 1, 2003, we transferred the operations of Coates Kenney from Executive Benefits Practice to Human Capital Practice. As a result, the June 30, 2002 segment information has been reclassified to reflect this transfer.

         First year revenue was significantly lower in the Executive Benefits Practice, reflecting the continued difficult economic environment, which most directly affects this segment of the business. However, renewal revenue increased over the three months ended June 30, 2003 as the first year business from the prior year remained inforce. We may continue to experience revenue declines in future periods due to a weak economy. Commission expense as a percentage of total revenue declined from 45.4% for the three months ended June 30, 2002 to 41.3% for the three months ended June 30, 2003 due to the decline in new business which has a higher commission rate than renewal revenue. General and administrative expense includes approximately $246 thousand of restructuring charges recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities for the consolidation of the business support services. These expenses were accrued for in the accompanying condensed consolidated balance sheet as of June 30, 2003.

         Trends in the six month results ended June 30, 2003 as compared to the period in 2002 were generally the same as those experienced for the quarter. However, renewal revenue declined from the six months ended June 30, 2002 as a result of previously discussed split dollar legislation and lower deferrals into corporate compensation plans. General and administrative expense was impacted by approximately $335 thousand of restructuring charges for the consolidation of the business support services and $711 thousand of charges associated with other severance agreements and lease terminations. These expenses are accrued for in the accompanying condensed consolidated balance sheet as of June 30, 2003.

         BANKING PRACTICE

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                             2003           2002         2003         2002
                                                             ----           ----         ----         ----
         REVENUE
              First year commissions and related fees       $19,618        $10,248      $32,215      $17,244
              Renewal commissions and related fees           22,374          7,958       42,171       14,822
              Reimbursable expenses                              24             31           76           51
                                                            -------        -------      -------      -------
                 TOTAL REVENUE                               42,016         18,237       74,462       32,117
         OPERATING EXPENSES
              Commission and fee                             15,017          7,393       26,772       12,843
                 % of revenue                                  35.7%          40.5%        36.0%        40.0%
              General and administrative                     10,175          6,732       21,253       13,852
                 % of revenue                                 24.2%          36.9%         28.5%        43.1%
              Reimbursable expenses                              24             31           76           51
              Amortization                                    3,615            391        7,229          764
                                                            -------        -------      -------      -------
         OPERATING INCOME                                   $13,185         $3,690      $19,132       $4,607
                 % of revenue                                  31.4%          20.2%        25.7%        14.3%
                                                            =======        =======      =======      =======


         Total first year revenue increased 91.4% to $19.6 million for the three months ended June 30, 2003 from $10.2 million for the three months ended June 30, 2002. The increase in revenue reflects continued strong demand in the community banking market compared to the prior year. In addition, total revenue for the three months ended June 30, 2003 includes $500 thousand related to the Administrative Services Agreement entered into on September 25, 2002 with an affiliate of AUSA Holding, Inc. With interest rates remaining at very low historical levels, there is some uncertainty about sustaining the growth rates at this level due to product capacity and pricing concerns. Approximately $12.5 million of the increase in renewal revenue is attributable to the securitized inforce revenue stream from the acquisition of LongMiller. The Banking Practice experienced a $1.3 million chargeback during the three months ended June 30, 2003 of which approximately $750 thousand will be recovered from its consultants. Commission expense for the three months ended June 30, 2003 was $15.0 million, or 35.7% of revenue, compared to $7.4 million or 40.5% of revenue in the same period in 2002. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employee consultants versus the prior year. In addition, a larger percentage of total revenue consists of renewal revenue which has a lower commission expense percentage. General and administrative expenses for the three months ended June 30, 2003 were $10.2 million, or 24.2% of revenue, compared to $6.7 million or 36.9% of revenue for the comparable period in 2002, due to the increased headcount primarily from acquisitions and to support internal growth.

         Trends in the six month results ending June 30, 2003 as compared to the period in 2002 were generally the same as those experienced for the quarter.

         HEALTHCARE GROUP

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                            2003           2002        2003         2002
                                                           ------         ------      -------      -------
         REVENUE
              First year commissions and related fees      $5,910         $6,806      $11,944      $13,408
              Renewal commissions and related fees          1,984          1,410        5,172        4,343
              Reimbursable expenses                           712            891        1,401        1,710
                                                           ------         ------      -------      -------
                 TOTAL REVENUE                              8,606          9,107       18,517       19,461
         OPERATING EXPENSES
              Commission and fee                              834            844        2,140        1,670
                 %  of revenue                                9.7%          9.3%          11.6%        8.6%
              General and administrative                    5,604          6,022       11,669       12,105

                 %  of revenue                               65.1%          66.1%        63.0%       62.2%
              Reimbursable expenses                           712            891        1,401        1,710
              Amortization                                    421            452          841          904
                                                           ------         ------      -------      -------
         OPERATING INCOME                                  $1,035           $898       $2,466       $3,072
                 %  of revenue                               12.0%           9.9%        13.3%        15.8%
                                                           ------         ------      -------      -------

         Healthcare Group revenues were slightly lower for the three and six months ended June 30, 2003 compared to the prior year. Healthcare's 2002 performance was good and the current Healthcare environment has been challenging. For the six months ended June 30, 2003, commission and general and administrative expenses include approximately $435 thousand and $335 thousand, respectively, for costs associated with a severance agreement. Even with the inclusion of these expenses, general and administrative expenses declined by 3.6% as a result of the continued cost control measures.

              HUMAN CAPITAL PRACTICE

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                            2003          2002          2003         2002
                                                           ------         ------      -------      -------
              REVENUE
                   Consulting fees                          $5,830         $3,947      $11,499       $6,201
                   Reimbursable expenses                       154             46          372          102
                                                            ------         ------      -------       ------
                       TOTAL REVENUE                         5,984          3,993       11,871        6,303
              OPERATING EXPENSES
                   General and administrative                7,222          4,510       13,440        6,482
                       %  of revenue                         120.7%        112.9%        113.2%       102.8%
                   Reimbursable expenses                       154             46          372          102
                                                            ------         ------      -------       ------
              OPERATING LOSS                               ($1,392)         ($563)     ($1,941)       ($281)
                       %  of revenue                         (23.3%)        (14.1%)      (16.4%)       (4.5%)
                                                           ========         =======     =======       =====

         As of January 1, 2003, we transferred the operations of Coates Kenney from Executive Benefits Practice to Human Capital Practice. As a result, the June 30, 2002 segment information has been reclassified to reflect this transfer.

         In May 2002, the Human Capital Practice was formed by combining our existing Rewards and Performance Group with the addition of 10 partners and 74 other employees from the Arthur Andersen Human Capital Practice.
         The six months ended June 30, 2003 results benefited from approximately
         $500 thousand of success fees. General and administrative expenses for the three months ended June 30, 2003 includes a severance charge of approximately $300 thousand. The Human Capital Practice results continue to be negatively affected by the challenging economic climate.


              PEARL MEYER AND PARTNERS

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                                2003          2002          2003         2002
                                                               ------         ------      -------      -------
              REVENUE
                   Consulting fees                             $2,843         $2,811       $5,899       $5,478
                   Reimbursable expenses                          502            325          920          678
                                                               ------         ------       ------       ------
                       TOTAL REVENUE                            3,345          3,136        6,819        6,156
              OPERATING EXPENSES
                   General and administrative                   2,337          2,332        4,928        4,749
                       %  of revenue                             69.9%          74.4%         72.3%        77.1%
                   Reimbursable expenses                          502            325          920          678
                                                               ------         ------       ------       ------
              OPERATING INCOME                                   $506           $479         $971         $729
                       %  of revenue                             15.1%          15.3%         14.2%        11.8%
                                                               ======         ======       ======       ======

         Total consulting revenue increased 6.7% to $3.3 million for the three months ended June 30, 2003 compared to $3.1 million for the three months ended June 30, 2002. The practice continues to experience more sales activity as a result of engagements in its areas of expertise of corporate governance and executive compensation. General and administrative expense remained at $2.3 million for the three months ended June 30, 2003 and 2002. As a result of cost control efforts, general and administrative expenses as a percentage of total revenue declined.

         Total consulting revenue for the six months ended June 30, 2003 increased 10.8% to $6.8 million from the prior year. General and administrative expenses for the six months ended June 30, 2003 include severance costs of approximately $123 thousand.



FEDERAL POLICY GROUP

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                             2003            2002             2003             2002
                                             ----            ----             ----             ----
REVENUE
     Consulting fees                        $2,393           $2,932           $6,925           $3,810
     Reimbursable expenses                      13                -               72                -
                                            ------           ------           ------           ------
          TOTAL REVENUE                      2,406            2,932            6,997            3,810
OPERATING EXPENSES
     General and administrative              1,831            1,513            3,481            2,004
%  of revenue                                 76.1%            51.6%            49.7%            52.6%
     Reimbursable expenses                      13                -               72                -
     Amortization                               96              138              192              165
                                            ------           ------           ------           ------
OPERATING INCOME                              $466           $1,281           $3,252           $1,641
%  of revenue                                 19.4%            43.7%            46.5%            43.1%
                                            ======           ======           ======           ======


         Results for the three months ended June 30, 2002 included significant work-in-progess billings carried over from prior to the February 2002 acquisition. Federal Policy Group had approximately $1.3 million of deferred revenue as of March 31, 2002 of which approximately $790 thousand was earned during the three months ended June 30, 2002 and approximately $510 thousand was earned as work was completed during the remainder of 2002. During the second quarter 2003, Federal Policy Group hired four new employees who brought several new clients. With the addition of these employees, Federal Policy Group has a total of twelve employees.

         For the six months ended June 30, 2003, Federal Policy Group had six months of results compared to four months for the six months ended June 30, 2002. Federal Policy Group was acquired on February 25, 2002. Federal Policy Group experienced good overall demand for its services and benefited from a $2.8 million success fee recorded and collected during the first quarter of 2003.

Results Attributable to Acquisitions

As an active acquirer, our operating results are significantly influenced by the contributions of our acquired businesses. By definition, we consider any business not appearing in four full quarters of operating results as being from acquisitions. After that, they become part of existing business. Immaterial acquisitions are not included in the acquisition column. An analysis of our operating results, separating acquisitions from existing businesses for the periods indicated, is as follows:


                                                  THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                   JUNE 30, 2003 (1)                            JUNE 30, 2002 (2)
                                        EXISTING     ACQUISITIONS      COMBINED      EXISTING      ACQUISITIONS   COMBINED
                                        --------     ------------      --------      --------      ------------   --------
Revenue
     First year commissions
     and consulting fees                 $41,027        $     -        $41,027       $32,260         $2,932       $35,192
     Renewal commissions and
     related fees                         22,265         12,498         34,763        18,376              -        18,376
     Reimbursable expenses                 1,468              -          1,468         1,322              -         1,322
                                        --------        -------        -------       -------         ------       -------
     Total Revenue                        64,760         12,498         77,258        51,958          2,932        54,890
Operating expenses
Commission and fee                        18,527          3,189         21,716        16,183              -        16,183
General and administrative                41,249            612         41,861        31,319          1,513        32,832
Reimbursable expenses                      1,468              -          1,468         1,322              -         1,322
Amortization                               2,143          3,054          5,197         1,959            138         2,097
Settlement of litigation                  (1,500)             -         (1,500)            -              -             -
                                         -------         ------        -------       -------         ------       -------
Operating income                         $ 2,873        $ 5,643        $ 8,516       $ 1,175         $1,281       $ 2,456
                                         =======        =======        =======       =======         ======       =======

                                                   SIX MONTHS ENDED                            SIX MONTHS ENDED
                                                   JUNE 30, 2003 (1)                            JUNE 30, 2002 (2)
                                        EXISTING     ACQUISITIONS      COMBINED      EXISTING      ACQUISITIONS   COMBINED
                                        --------     ------------      --------      --------      ------------   --------

Revenue
     First year commissions
and Consulting fees                      $81,844            $ -        $81,844       $61,191         $3,810      $ 65,001
     Renewal commissions and
Related fees                              53,113         23,958         77,071        53,251              -        53,251
     Reimbursable expenses                 2,981            -            2,981         2,672              -         2,672
                                         -------         ------        -------       -------         ------      --------
     Total Revenue                       137,938         23,958        161,896       117,114          3,810       120,924
Operating expenses
Commission and fee                        39,824          6,998         46,822        40,237              -        40,237
General and administrative                81,583          1,314         82,897        60,954          2,004        62,958
Reimbursable expenses                      2,981              -          2,981         2,672              -         2,672
Amortization                               4,266          6,109         10,375         3,763            165         3,928
Settlement of litigation                  (1,500)             -         (1,500)         -                 -             -
                                         -------         ------        -------       -------         ------      --------
Operating income                         $10,784         $9,537        $20,321       $ 9,488         $1,641      $ 11,129
                                         =======         ======        =======       =======         ======      ========

     (1) includes operations of LongMiller which was acquired November 26, 2002.
     (2) Includes the operations of Federal Policy Group which was acquired February 25, 2002.

Caution should be used in analyzing and evaluating the foregoing. Acquisitions have made, and are expected to make, a substantial contribution to our operating performance and growth; however, the resources dedicated to our acquisition program, if not used for acquisitions, would have been available to make an impact on the performance of the existing business.

For the three months ended June 30, 2003, approximately 16.2% of gross revenue and 66.3% of operating income came from acquisitions while 5.3% of gross revenue and 52.2% of operating income were from acquisitions during the same period in 2002. For the six months ended June 30, 2003, approximately 14.8% of gross revenue and 46.9% of operating income came from acquisitions while 3.2% of gross revenue and 14.7% of operating income were from acquisitions during the same period in 2002. The increase in 2003 is primarily attributed to our acquisition of LongMiller. We do not attribute a great deal of significance to the above statistics for the following reasons:

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

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

                                                                         JUNE 30,        DECEMBER 31,
                                                                          2003              2002
                                                                         --------        ------------
Cash and cash equivalents......................................          $13,901           $14,524
Working capital (1)............................................           $8,955           $19,405
Current ratio - to one.........................................             1.11              1.24
Shareholders' equity per common share (2)......................          $ 13.66            $13.35
Debt to total capitalization (3)...............................            61.1%             63.4%

(1) Includes restricted cash and current portion of debt associated with asset-backed notes
(2)  Total stockholders' equity divided by actual shares outstanding
(3) Current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

As a financial company with historically strong operating cash flow, we believe we have little need to maintain substantial cash balances. To the extent we have net cash from operating activities, we use it to fund capital expenditures and pay down our credit facility. We expect large cash outlays and future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.

Summarizing our cash flow, comparatively, for the six months ended June 30, 2003 and 2002:

                                                                          2003              2002
                                                                        --------           -------
Cash flows provided by/(used in):
   Operating activities........................................         $ 30,801            $3,334
   Investing activities........................................           (7,371)          (19,078)
   Financing activities........................................          (24,053)           18,499

Cash Flows from Operating Activities

Our cash flows from operating activities for the six months ended June 30, 2003, compared with the same six month period in 2002, was as follows:

                                                                           2003             2002
                                                                         --------          -------
Net income plus non-cash expenses                                        $22,377           $12,829
Increases (decreases) in operating assets and liabilities                  8,424            (9,495)
                                                                         -------           -------
Cash flows from operating activities                                     $30,801           $ 3,334
                                                                         =======           =======

Estimated Future Gross Renewal Revenue

The following tables represent the estimated gross renewal revenue associated with the business-owned life insurance policies owned by our clients as of June 30, 2003. The projected gross revenues are not adjusted for mortality, lapse or other factors that may impair realization, have not been discounted to reflect their net present value, and do not reflect the commission expense we must pay to consultants when we recognize the related revenue. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be realized in the future and we cannot assure you that commissions under these policies will be received.

Non-securitized Gross Inforce Revenues. The following table represents the estimated gross inforce revenue associated with business owned life insurance policies owned by our clients as of June 30, 2003, not including estimated securitized inforce revenues, which are set forth in a separate table.

                         EXECUTIVE            BANKING         HEALTHCARE
                     BENEFITS PRACTICE        PRACTICE           GROUP           TOTAL
                     -----------------        --------           -----           -----
       2004               $37,629             $37,718           $6,107          $81,454
       2005                29,365              33,875            5,744           68,984
       2006                24,829              34,244            5,466           64,539
       2007                21,419              33,441            5,172           60,032
       2008                17,907              34,727            4,638           57,272
       2009                17,781              35,452            4,031           57,264
       2010                17,182              36,395            3,449           57,026
       2011                17,384              37,608            2,829           57,821
       2012                17,473              38,527            1,997           57,997
       2013                18,100              39,750            1,514           59,364
                          --------            --------          -------         --------
      Total              $219,069            $361,737          $40,947         $621,753
                         ========            ========          =======         ========

  June 30, 2002          $297,541            $275,918          $39,628         $613,087
                         ========            ========          =======         ========

At June 30, 2003, our ten-year gross inforce revenue projection amounted to $621.8 million. This balance represents a 1.4% increase in our residual book of business over the June 30, 2002 balance.

Ten-year inforce revenues net of commission expense are $460.6 million and $421.8 million as of June 30, 2003 and June 30, 2002, respectively.

Securitized Gross Inforce Revenues. The following table represents the estimated gross inforce revenue associated with our securitized inforce bank-owned life insurance policies as of June 30, 2003. These revenue streams are restricted for the specific purpose of paying off our asset-backed notes which were issued in connection with the acquisition of LongMiller in November 2002.

                                                            SECURITIZED
                                                          BANKING PRACTICE
                                                       -----------------------
                               2004                                   $45,726
                               2005                                    44,571
                               2006                                    46,064
                               2007                                    48,363
                               2008                                    50,556
                               2009                                    52,762
                               2010                                    55,060
                               2011                                    56,897
                               2012                                    59,150
                               2013                                    62,112
                                                       -----------------------
                               Total June 30, 2003                   $521,261
                                                       =======================

The ten-year inforce revenues net of commission expense are $407.3 million as of June 30, 2003.

Human Capital Practice, Pearl Meyer and Partners, and Federal Policy Group generate fee-based revenues and do not produce inforce revenues.

Cash Used in Investing Activities

Approximately $4.5 million of cash used in investing activities represented earnout payments to prior owners of certain of our acquired businesses and the purchase of inforce revenue from one of our practice presidents and approximately $2.9 million was used for the purchase of equipment.

A substantial amount of the purchase price of our acquisitions is paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

On May 23, 2003, the Company raised approximately $15 million from its participation in a pooled trust preferred transaction, in which it issued long-term subordinated debt securities with a floating rate, currently around 5.5%. The Company used the net proceeds of approximately $14.5 million to pay down the term portion of its credit facility. The pooled trust preferred debt is payable in one payment in 30 years with interest paid quarterly.

In order to finance the acquisition of LongMiller, we entered into a securitization of a majority of the inforce revenues of LongMiller, raising $305 million of gross proceeds. The securitization is broken into four traunches, each rated by Standard & Poors. The traunches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", B-class traunch of $108 million rated "A" and the C-class traunch of $30 million rated "BBB". The weighted average interest cost over the 20-year life of the asset-backed notes is approximately seven percent. The securitized net inforce revenues, which are expected to be approximately $40.6 million in 2003, are used to pay interest and principal to the bondholders. Assuming the securitized notes are paid in accordance with the payment schedule, the securitization will provide residual cash flow to us of approximately five percent of the securitized inforce revenue in the initial years, and our total residual interest would equal approximately 28 percent of the total present value of the securitized inforce revenue over the expected life of the asset-backed notes. Such residual interest could be substantially less if the notes do not amortize as expected. The securitization is treated as debt, is included in the Banking Practice segment, and is generally non-recourse to corporate assets.

As of June 30, 2003, we had restricted cash of approximately $13.4 million. This cash is not available for general corporate purposes, but is solely used to service the securitization indebtedness incurred to finance the acquisition of LongMiller. A certain variable portion of the restricted cash is remitted to us after bondholders are paid.

In May 2002, we amended our December 28, 1999 Credit Agreement to increase the amount available under the credit facility to $125.0 million, of which $77.2 million was outstanding at June 30, 2003. We converted $50 million of the year-end amount under the revolving credit facility to term debt at December 31, 2002. The term debt is payable quarterly over five years under the term facility agreement. We had $42.8 million available under our credit lines at June 30, 2003. The revolving portion of our credit facility is scheduled to terminate on December 31, 2003, at which time any revolving debt would convert to term debt payable in quarterly installments over five years. We are currently in discussions with our lenders to extend and amend the terms of our credit agreement. There is no assurance that our lenders will extend and/or amend the terms of our credit agreement.

The restrictive covenants under the existing loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all our restrictive covenants as of June 30, 2003. Our restrictive covenants may limit our borrowing ability under our credit line.

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

The following table provides information about our remaining debt obligations for the years ended December 31. The table presents principal cash flows and related interest rates by expected maturity dates totaling $392.9 million.

                                                                           EXPECTED MATURITY DATE
                                                                           ----------------------
                                                                                                   2008 AND
                                          2003        2004       2005       2006        2007      THEREAFTER      TOTAL
                                          ----        ----       ----       ----        ----      ----------      -----
     LIABILITIES
     Long term debt
       Note to former shareholder         $591      $1,274     $1,407     $1,553        $691              -      $5,516
        Average interest rate             10.0%       10.0%      10.0%      10.0%       10.0%             -
       Term debt                         5,000      10,000     10,000      5,495           -              -      30,495
        Average interest rate (1) (2)     3.28%       3.28%      3.28%
       Revolver (3)                          -       9,346      9,346      9,346       9,346          9,347      46,731
        Average interest rate (2) (4)        -       3.32%      3.32%      3.32%       3.32%           3.32%
       Pooled trust preferred                -           -          -          -           -         15,000      15,000
         Average interest rate (5)                                                                      5.5%
       Asset-backed notes                2,813      13,183     11,831     12,188      12,367        242,732     295,114
        Average interest rate (6)          6.2%        6.2%       6.2%       6.2%        6.2%           6.9%

     (1) This rate is three-month LIBOR plus our spread of 225 basis points as of June 30, 2003. Our spread may change depending on our financial leverage.

     (2) Three-month LIBOR interest rate has been hedged with the interest rate swaps discussed in Item 3 below.

     (3) Assumes revolver amount at June 30, 2003 terms out per credit agreement at year-end.

     (4) The average interest rate of borrowings at prime and three-month LIBOR at June 30, 2003.

     (5) This rate is three-month LIBOR plus a spread of 420 basis points as of June 30, 2003.

     (6) This rate is the average interest rate on the outstanding asset-backed notes as of June 30, 2003.

The interest rate on the outstanding term debt and revolver is variable based on current prime or LIBOR rates.

Below is a summary of our contractual cash obligations and other commitments and contingencies:

                                                                                         2008 AND
                                                                                         --------
                                    2003       2004        2005       2006       2007     THEREAFTER    TOTAL
                                    ----       ----        ----       ----       ----     ----------    -----

         Debt................      $ 8,404    $33,803     $32,584    $28,582    $22,404    $267,079   $392,856
         Operating leases....        5,300     10,484      10,468      9,952      9,496      25,090     70,790
         Contingent
         consideration                   -      7,099       5,855      2,355          -           -     15,309
                                 ---------- ---------- ----------- ---------- ---------- ----------- ----------
              Total..........      $13,704    $51,386     $48,907    $40,889    $31,900    $292,169   $478,955
                                 ========== ========== =========== ========== ========== =========== ==========


Intangible Assets and Renewal Revenue

Intangible assets arise as a direct result of our acquisition program and acquisitions have been an important contribution to our past and expected future growth. In most of our acquisitions, we acquire very little in the way of tangible assets; therefore a substantial portion of the purchase price is typically allocated to intangible assets. Intangible assets, net of amortization, arising from our purchased businesses consist of the following:

                                                   JUNE 30,         DECEMBER 31,
                                                     2003               2002
                                                     ----               ----
     Present value of inforce revenue            $470,473           $479,561
     Goodwill                                     118,415            117,803
     Non-compete agreements                         2,518              2,831
                                                 --------           --------
               Total                             $591,406           $600,195
                                                 ========           ========
    As a percentage of total assets                  82.7%              81.7%
    As a percentage of stockholders' equity         236.4%             248.9%

The present value of inforce revenue is the net discounted cash flow from the book of business of those companies having future renewal revenue at the time we acquired them. The amounts allocated to inforce revenue are determined using the discounted cash flow of future commission adjusted for expected persistency, mortality and associated costs. The balance of the excess purchase price over the net tangible and identifiable intangible assets has been allocated to goodwill. The inforce revenue is amortized over its period of duration, which is normally twenty to thirty years. Many factors outside our control determine the persistency of our inforce business and we cannot be sure that the value we allocated will ultimately be realized.

Non-compete agreements are amortized over the periods of the agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to an exit or disposal plan. We adopted SFAS No. 146 as of January 1, 2003, as described in Note 4.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on our condensed consolidated financial statements.

In 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities--an interpretation of ARB No. 51. FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIE") and how to determine when and which business enterprises should consolidate the VIE. FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We are required to apply the requirements of FIN 46 starting with its third quarter 2003 Form 10-Q filing. We do not anticipate the adoption of this interpretation will have a material impact on our condensed consolidated financial statements.

In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, a vendor should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate the adoption of the requirements of the consensus reached in this issue will have a material impact on our condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not anticipate the adoption of this statement to have a material impact on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not anticipate the adoption of this statement to have a material impact on our condensed consolidated financial statements.

RELATED PARTY TRANSACTIONS

We lease 16,266 square feet of office space and hanger space for the corporate aircraft from entities owned by our Chairman and Chief Executive Officer, for approximately $445 thousand annually. The office space lease expires on February 21, 2009.

On May 16, 2003, we acquired the inforce revenue from the president of one of our practices for approximately $900 thousand. The inforce revenue relates to policies sold by the president when he was a consultant prior to his employment as practice president. The inforce revenue is being amortized over 30 years in the Executive Benefits Practice segment.

During the first quarter 2003, we paid Randy Pohlman, a member of our Board of Directors, $40 thousand as a referral fee. This amount was accrued in our financial statements as of December 31, 2002.

Robert Long became a member of our Board of Directors, filling a vacant seat, in January 2003 in connection with the LongMiller acquisition. He received a substantial amount of the proceeds, including asset-backed notes, from the November 2002 purchase of LongMiller.

On September 25, 2002, we entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of our principal stockholders. During 2002, we received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.2 million in the last half of 2002, pursuant to this agreement. Under the terms of this agreement, we expect to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years depending upon certain conditions. Of this annual amount, $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and we will not have access to this cash for general corporate purposes until the securitization notes are fully paid. This revenue, net of amounts provided for chargebacks, is being recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or if there is a section 1035 exchange. Any chargeback amounts are deducted from the next scheduled payment. There is a receivable of approximately $644 thousand included in the condensed consolidated balance sheet as of June 30, 2003. We received approximately $1.2 million during the three months ended June 30, 2003.

We have certain split dollar policies with four of our officers. All policies have been terminated except one policy which is expected to be terminated in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003, we had total outstanding indebtedness of $392.9 million, or approximately 179.0% of total market capitalization. Of our outstanding debt, $5.5 million was subject to fixed rates of 10.0% at June 30, 2003. Of our outstanding debt, $30.5 million is term debt and is subject to a variable rate based on LIBOR plus a spread (3.28% at June 30, 2003). Outstanding debt on our credit revolver is $46.7 million, borrowed at prime and at a three month LIBOR rate plus a spread (weighted average interest rate of 3.32% as of June 30, 2003). The amount outstanding on our pooled trust preferred debt is $15.0 million as of June 30, 2003 (average interest rate of 5.5% as of June 30, 2003).

On January 7, 2003, we entered into two interest rate swaps with a total notional value of $50 million to hedge $50 million of three-month LIBOR-based debt under our credit facility. The notional amount of the interest rate swaps amortizes at the same rate of the term debt. The terms of these interest rate swaps are as follows (fair value in thousands):


           Effective                              Notional amount      Fixed rate    Variable rate   Fair Value as of
             Date              Maturity date      at June 30, 2003     to be paid   to be received     June 30, 2003
             ----              -------------      ----------------     ----------   --------------     -------------
        January 7, 2003        December 31, 2007     $25.2 million     2.85%          LIBOR                $528
        January 7, 2003        December 31, 2007     $19.8 million     2.92%          LIBOR                 465
                                                                                                            ---
                               Total                                                                       $993
                                                                                                           ====

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

Interest rate risk - We have exposure to changing interest rates and, as discussed in Note 9 to the financial statements, are engaged in hedging activities to mitigate this risk. The interest rate swaps which we have entered into are used to hedge our interest rate exposure on the $45.0 million of three-month LIBOR variable rate debt outstanding at June 30, 2003 under our credit facility. Interest on the remaining $32.2 million credit revolver outstanding at June 30, 2003 bears interest at LIBOR plus 225 basis points and prime. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $322 thousand on our interest expense on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (and its consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the SEC under the Exchange Act.

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are committed to ongoing periodic reviews and enhancements of our controls and their effectiveness and will report to our shareholders on these reviews and enhancements in our annual and quarterly reports filed under the Exchange Act.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations under agreements with our consultants. During the three months ended June 30, 2003, the company received $1.5 million from the favorable settlement of a lawsuit.

The following is a summary of the current material legal proceedings pending against us.

WILLIAM L. MACDONALD, SR. V. CLARK/BARDES CONSULTING, INC.

On April 10, 2003, William L. MacDonald, Sr., the former Chairman of the Executive Benefits Practice, filed suit in Los Angeles California Superior Court alleging wrongful termination and seeking damages of $10.1 million and a declaration that all of his non-competition and non-solicitation provisions were unenforceable. On April 11, 2003, we filed proceedings in the Circuit Court of Cook County, Illinois to enforce the non-competition and non-solicitation covenants agreed to by Mr. MacDonald when we purchased Mr. MacDonald's business, Compensation Resource Group, Inc., in September of 2000. In light of the California suit, the Illinois litigation was stayed pending the outcome of proceeding in the California court.

We responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with us and contacting our clients, in aid of and pending the outcome of the arbitration. On May 1, the Court granted our motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients. On June 5, 2003, the Court entered a preliminary injunction which prohibits Mr. MacDonald and persons acting in concert with him from soliciting clients of the Company's Executive Benefits Practice. On July 24, 2003, the Court issued its order granting the Company's Motion to Compel Arbitration and those proceedings have been commenced by both the Company and Mr. MacDonald. The court has taken our Motion to Compel Arbitration under advisement. We deny any wrongdoing and intend to vigorously defend Mr. MacDonald's claims. We also intend to vigorously pursue the enforcement of Mr. MacDonald's non-competition and non-solicitation covenants.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The Company's Annual Meeting of Stockholders was held on April 29, 2003.

(b) At Annual Meeting, two uncontested nominees to the Board of Directors of the Company were elected Class II directors for three-year terms expiring at the 2006 Annual Meeting. The votes for the director nominees were as follows:

         Director Nominee              For                    Withheld
         ----------------              ---                    --------
         L. William Seidman         15,230,553                 334,383
         William Archer             14,185,199               1,379,737

In addition, Randolph A. Pohlman, Tom Wamberg, George D. Dalton, Steven F. Piaker and Robert E. Long, Jr. continue to serve as directors of the Company after the Annual Meeting.

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

          (b)  Reports in Form 8-K.

          On April 25, 2003, we filed an 8-K related to the three months ended March 31, 2003 press release.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CLARK, INC.



Date  August 14, 2003                     /s/  Tom Wamberg
      ---------------                     --------------------------------------
                                                     Tom Wamberg
                                          President and Chief Executive Officer


Date  August 14, 2003                     /s/  Thomas M. Pyra
      ---------------                     --------------------------------------
                                                  Thomas M. Pyra
                                     Vice President and Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of Clark's Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on June 15, 1998).

3.2 Certificate of Amendment of Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.3 to Amendment No.1 to the Clark's Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 27, 1998).

3.3 Certificate of Amendment of Certificate of Incorporation (Incorporated herein by reference to Exhibit 5 of Clark's Registration Statement on Form 8-A, File No. 001-31256, filed with the SEC on February 28, 2002).

3.4 Certification of Amendment of Certification of Incorporation (Incorporated herein by reference to Exhibit 3.6 of Clark's Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 14, 2002).

3.5 Certificate of Amendment of Certificate of Incorporation (Incorporated herein by reference to Exhibit 4.5 of Clark's Registration Statement on Form S-8, File No. 333-106538, filed with the SEC on June 26, 2003).

3.6 Bylaws of Clark, Inc. (Incorporated herein by reference to Exhibit 4.6 of Clark's Registration Statement on Form S-8, File No. 333-106538, filed with the SEC on June 26, 2003).

3.7 Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 2 to Clark's Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on August 11, 1998).

4.1 Specimen Certificate for shares of Common Stock, par value $.01 per share, of Clark Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 of Clark's Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 27, 1998).

4.2 Rights Agreement, dated as of July 10, 1998, by and between Clark Holdings, Inc. and The Bank of New York (Incorporated herein by reference to Exhibit 4.4 of Clark's Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 16, 1998).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*


___________________________
* Filed herewith.