Form 10-Q/A
period 2003-06-30
CLARK INC
filed 2003-08-19
CIK 1063980

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 1


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

                                  CLARK, INC.
                        QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 2003

                                EXPLANATORY NOTE

         The purpose of this Form 10-Q/A ("Form 10-Q/A") is to amend Item 2 of
Part I of the Quarterly Report on Form 10-Q of Clark, Inc. for the quarter ended June 30, 2003 (the "Form 10-Q"), to reflect certain Executive Benefits Practice renewal revenue data, which was inadvertantly omitted from the first table under the heading "Liquidity and Capital Resources--Estimated Future Gross Renewal Revenue" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no additional changes to any other section of Item 2 of Part I of the Form 10-Q.

This amendment does not reflect events occurring after the original filing of the Form 10-Q on August 14, 2003, or modify or update those disclosures as presented in the Form 10-Q, except to reflect the amendment described above.

                           FORWARD-LOOKING STATEMENTS

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-Q/A or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in our Form 10-K for the year ended December 31, 2002, included under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Tables shown in thousands of dollars, except share and per share amounts)

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes thereto and other information appearing elsewhere in the Form 10-Q as amended hereby.

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

                         EXECUTIVE            BANKING         HEALTHCARE
                     BENEFITS PRACTICE        PRACTICE           GROUP           TOTAL
                     -----------------        --------           -----           -----
       2004               $52,065             $37,718           $6,107          $95,890
       2005                42,922              33,875            5,744           82,541
       2006                37,302              34,244            5,466           77,012
       2007                33,742              33,441            5,172           72,355
       2008                29,870              34,727            4,638           69,235
       2009                29,052              35,452            4,031           68,535
       2010                27,873              36,395            3,449           67,717
       2011                28,103              37,608            2,829           68,540
       2012                28,141              38,527            1,997           68,665
       2013                28,965              39,750            1,514           70,229
                         --------            --------          -------         --------
      Total              $338,035            $361,737          $40,947         $740,719
                         ========            ========          =======         ========

  June 30, 2002          $297,541            $275,918          $39,628         $613,087
                         ========            ========          =======         ========

At June 30, 2003, our ten-year gross inforce revenue projection amounted to $740.7 million. This balance represents a 20.8% increase in our residual book of business over the June 30, 2002 balance.

Ten-year inforce revenues net of commission expense are $538.7 million and $421.8 million as of June 30, 2003 and June 30, 2002, respectively.

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



Date  August 19, 2003                     /s/  Tom Wamberg
      ---------------                     --------------------------------------
                                                     Tom Wamberg
                                          President and Chief Executive Officer


Date  August 19, 2003                     /s/  Thomas M. Pyra
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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**


___________________________
*        Filed herewith.
**       Previously filed on August 14, 2003.