Form 10-Q
period 2003-09-30
CLARK INC
filed 2003-11-13
CIK 1063980

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes[X]   No [ ]

         As of November 1, 2003, the registrant had outstanding 18,472,103 shares of common stock.

TABLE OF CONTENTS

                                                                                                 PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.....................................................................   4
     Condensed Consolidated Balance Sheets as of September 30, 2003
           and December 31, 2002.................................................................   4
     Condensed Consolidated Statements of Income for the three
          months and nine months ended September 30, 2003 and 2002 (Restated)....................   5
     Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2003 and 2002 (Restated)..............................   7
     Notes to Condensed Consolidated Financial Statements........................................   9

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................  26

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................  45

Item 4. Controls and Procedures..................................................................  46

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings........................................................................  46

Item 2. Changes in Securities and Use of Proceeds................................................  47

Item 4. Submission of Matters to a Vote of Security Holders......................................  47

Item 6. Exhibits and Reports on Form 8-K.........................................................  47

SIGNATURES.......................................................................................  48

EXHIBITS
       Index to Exhibits.........................................................................  49

                           FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions. When we make forward-looking statements, we are basing them on management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                          CLARK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                   2003                  2002
                                                                             -----------------      ----------------
                                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $ 13,636              $ 14,524
   Restricted cash                                                                     14,095                14,065
   Accounts and notes receivable, net                                                  52,398                64,262
   Prepaid income taxes                                                                 6,947                 3,253
   Deferred income taxes                                                                1,607                 1,252
   Other current assets                                                                 2,984                 2,945
                                                                             -----------------      ----------------
      TOTAL CURRENT ASSETS                                                             91,667               100,301
                                                                             -----------------      ----------------
INTANGIBLE ASSETS - NET
      Net present value of inforce revenue                                            460,249               479,561
      Goodwill                                                                        123,523               117,803
      Non-compete agreements                                                            6,996                 2,831
                                                                             -----------------      ----------------
          TOTAL INTANGIBLE ASSETS - NET                                               590,768               600,195
                                                                             -----------------      ----------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS - NET                                             14,315                15,064
OTHER ASSETS                                                                           19,038                19,010
                                                                             -----------------      ----------------
      TOTAL ASSETS                                                                   $715,788              $734,570
                                                                             =================      ================


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                    $7,142              $ 11,065
   Accrued liabilities                                                                 44,912                44,807
   Deferred revenue                                                                     3,641                 2,349
   Recourse debt maturing within one year                                              18,443                11,154
   Non-recourse debt maturing within one year                                          11,620                11,521
                                                                             -----------------      ----------------
      TOTAL CURRENT LIABILITIES                                                        85,758                80,896
                                                                             -----------------      ----------------
LONG-TERM RECOURSE DEBT                                                                67,776               101,905
LONG-TERM NON-RECOURSE DEBT                                                           280,372               293,479
DEFERRED INCOME TAXES                                                                  15,679                 8,837
DEFERRED COMPENSATION                                                                   5,713                 3,779
INTEREST RATE SWAP                                                                        621                     -
OTHER NON-CURRENT LIABILITIES                                                           6,232                 4,552
COMMITMENTS AND CONTINGENCIES (NOTE 17)
STOCKHOLDERS' EQUITY
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                        -                     -
   Common stock
          Authorized - 40,000,000 shares; $.01 par value Issued and outstanding-
          18,423,905 shares at September 30, 2003 and
          18,060,518 shares at December 31, 2002                                          185                   181
   Paid-in capital                                                                    188,535               183,980
   Retained earnings                                                                   65,287                56,961
   Other comprehensive loss                                                              (370)                    -
                                                                             -----------------      ----------------
TOTAL STOCKHOLDERS' EQUITY                                                            253,637               241,122
                                                                             -----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $715,788              $734,570
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

                          CLARK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                      --------------------------------- --------------------------------
                                                           2003             2002              2003            2002
                                                      --------------  ----------------- ---------------  ---------------
                                                                       (AS RESTATED,                     (AS RESTATED,
                                                                        SEE NOTE 18)                      SEE NOTE 18)
REVENUE
   First year commissions and related fees                  $30,295        $35,246             $87,842          $84,758
   Renewal commissions and related fees                      34,419         17,889             111,490           71,140
   Consulting fees                                           11,668          8,910              35,990           24,399
   Reimbursable expenses                                      1,470            768               4,426            3,440
                                                      --------------  -------------     ---------------  ---------------
TOTAL REVENUE                                                77,852         62,813             239,748          183,737
                                                      --------------  -------------     ---------------  ---------------
OPERATING EXPENSES
   Commissions and fees                                      21,166         18,971              67,988           59,208
   General and administrative                                38,953         37,237             121,907          100,195
   Reimbursable expenses                                      1,470            768               4,426            3,440
   Amortization                                               5,769          2,163              16,144            6,091
   Settlement of litigation                                       -              -              (1,500)               -
                                                      --------------  -------------     ---------------  ---------------
TOTAL OPERATING EXPENSES                                     67,358         59,139             208,965          168,934
                                                      --------------  -------------     ---------------  ---------------
OPERATING INCOME                                             10,494          3,674              30,783           14,803
OTHER INCOME                                                     88             58                 269              192
INTEREST
   Income                                                        58             87                 242              266
   Expense                                                   (6,080)          (588)            (18,247)          (1,429)
                                                      --------------  -------------     ---------------  ---------------
                                                             (6,022)          (501)            (18,005)          (1,163)
                                                      --------------  -------------     ---------------  ---------------
Income before taxes and cumulative effect of change
     in accounting principle, net of tax                      4,560          3,231              13,047           13,832
Income taxes                                                  1,809          1,487               4,723            5,807
                                                      --------------  -------------     ---------------  ---------------
Income before cumulative effect of change in
accounting principle, net of tax                              2,751          1,744               8,324            8,025
Cumulative effect of change in accounting principle,
    net of tax                                                    -              -                   -             (523)
                                                      --------------  -------------     ---------------  ---------------
NET INCOME                                                 $  2,751       $  1,744            $  8,324         $  7,502
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


                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                      --------------------------------- --------------------------------
                                                           2003             2002              2003            2002
                                                      --------------  ----------------- ---------------  ---------------
                                                                       (AS RESTATED,                     (AS RESTATED,
                                                                        SEE NOTE 18)                      SEE NOTE 18)

Basic Earnings per Common Share, before cumulative
effect of change in accounting principle                       $0.15           $0.10             $0.46             $0.48
   Cumulative effect of change in accounting principle             -               -                 -             (0.03)
                                                       --------------   -------------    --------------  ----------------
Basic Earnings per Common Share                                $0.15           $0.10             $0.46             $0.45
                                                       ==============   =============    ==============  ================
Weighted average shares outstanding - Basic               18,399,980      16,845,529        18,281,336        16,753,347
                                                       ==============   =============    ==============  ================

Diluted Earnings per Common Share, before cumulative
effect of change in accounting principle                       $0.15           $0.10             $0.45             $0.46
   Cumulative effect of change in accounting principle             -               -                 -             (0.03)
                                                       --------------   -------------    --------------  ----------------
Diluted Earnings per Common Share                              $0.15           $0.10             $0.45             $0.43
                                                       ==============   =============    ==============  ================
Weighted average shares outstanding - Diluted             18,700,694     17,160,676         18,645,244        17,289,292
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

                          CLARK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                          ----------------------------------------------
                                                                                 2003                      2002
                                                                          -------------------       --------------------
                                                                                                       (AS RESTATED,
                                                                                                       SEE NOTE 18)
OPERATING ACTIVITIES
   Net income                                                                        $ 8,324                    $ 7,502
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                                    20,217                      8,829
     Cumulative effect of change in accounting principle                                   -                        892
     Stock compensation                                                                  345                        574
     Deferred income taxes                                                             6,738                       (840)
     Loss on disposal of assets                                                          426                          -
     Changes in operating assets and liabilities (excluding the effects of acquisitions):
     Accounts and notes receivable                                                    13,076                     16,174
     Other current assets                                                                (83)                    (1,686)
     Other assets                                                                        (28)                    (7,961)
     Accounts payable                                                                 (4,190)                       341
     Income taxes                                                                     (3,414)                    (3,155)
     Accrued liabilities                                                              (2,303)                   (10,261)
     Deferred revenue                                                                  1,292                      1,849
     Non-current liabilities                                                           3,797                          -
     Deferred compensation                                                             1,934                      1,381
                                                                          -------------------       --------------------
Cash provided by operating activities                                                 46,131                     13,639
                                                                          -------------------       --------------------
INVESTING ACTIVITIES
   Purchases of businesses, including contingent payments on prior year
     acquisitions                                                                     (4,491)                   (16,527)
   Purchases of fixed assets                                                          (3,750)                    (5,020)
                                                                          -------------------       --------------------
Cash used in investing activities                                                     (8,241)                   (21,547)
                                                                          -------------------       --------------------
FINANCING ACTIVITIES
   Proceeds from borrowings                                                           23,500                     22,000
   Repayment of borrowings                                                           (63,348)                    (7,775)
   Change in cash restricted for the repayment of non-recourse notes                     (30)                         -
   Exercise of stock options                                                           1,100                        494
   Financing costs                                                                         -                       (458)
   Settlement of interest rate swap                                                        -                     (2,043)
                                                                          -------------------       --------------------
Cash (used in) provided by financing activities                                      (38,778)                    12,218
                                                                          -------------------       --------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (888)                     4,310
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   14,524                     10,207
                                                                          -------------------       --------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $13,636                    $14,517
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

                          CLARK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                          ----------------------------------------------
                                                                                 2003                      2002
                                                                          -------------------       --------------------
                                                                                                       (AS RESTATED,
                                                                                                       SEE NOTE 18)
Supplemental Disclosure for Cash Paid during the Period:
-------------------------------------------------------
   Interest paid                                                            $        16,279           $         1,122
   Income taxes, net of refunds                                                       1,400                    10,218

Supplemental Non-Cash Information:
---------------------------------
   Fair value of common stock issued in connection with acquisitions,
   including contingent payments on prior acquisitions                      $         3,054           $         6,532
                                                                          ===================       ====================


  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

   (Tables shown in thousands of dollars, except share and per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements include the accounts of Clark, Inc. (formerly Clark/Bardes, Inc.) ("the Company") and its wholly owned subsidiaries. Through the Company's six operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group, the Company designs, markets and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark Securities, Inc. ("CSI") (formerly Clark/Bardes Financial Services, Inc.), a registered broker-dealer through which it sells all its securities products and receives related commissions. All intercompany amounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company's opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other period.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, including a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

On June 9, 2003, the Company, (formerly known as Clark/Bardes, Inc.) changed its name to Clark, Inc. On April 24, 2003, the Company's operating entity, (formerly known as Clark/Bardes Consulting, Inc.) changed its name to Clark Consulting, Inc.

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

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 as of January 1, 2003 and the adoption of this interpretation did not have a material impact on the Company's condensed consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities--an interpretation of ARB No. 51. FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIE") and how to determine when and which business enterprises should consolidate the VIE. FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The requirements of FIN 46 are effective for financial statements of interim or annual periods ending after December 15, 2003. The Company does not expect that the adoption of this interpretation will have a material impact on its condensed consolidated financial statements.

In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, a vendor should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF Issue No. 00-21 as of July 1, 2003, and the adoption of the requirements of the consensus reached in this issue did not have a material impact on its condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 as of July 1, 2003, and the adoption of this statement did not have a material impact on its condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 as of July 1, 2003, and the adoption of this statement did not have a material impact on its condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

3.  ACQUISITIONS

On September 30, 2003, the Company acquired Executive Benefit Solutions, LLC. Based in Memphis, Tennessee, Executive Benefits Solutions, LLC specializes in providing strategic compensation, benefit, and bank-owned life insurance portfolio consulting services to banks in the Northeast. The consideration consisted of a total cash purchase price of $11.5 million of which $10 million is contingent and payable on the attainment of established financial performance criteria over the next three and one half years. The purchase price has been allocated to the assets and liabilities acquired with the excess purchase price currently reflected as goodwill pending completion of a valuation by an independent valuation firm. As such, the allocation of purchase price is preliminary. Upon completion of such valuation, the allocation of purchase price will be finalized in accordance with the provisions of SFAS No. 141, Business Combinations. This acquisition is included in the Banking Practice.

Long, Miller & Associates, LLC. - On November 26, 2002, the Company acquired Long, Miller & Associates, LLC ("LongMiller"). Based in Greensboro, North Carolina, LongMiller specializes in bank-owned life insurance portfolio services. The acquisition combined the two largest distributors of bank-owned life insurance, as LongMiller was merged into the Company's existing Banking Practice. The purchase price was $403.5 million before acquisition costs of approximately $736 thousand, consisted of a cash payment at closing of $346.1 million, $37.4 million of asset-backed notes, and 1,196,888 shares of the Company's common stock valued at $20 million. The cash portion of the acquisition was financed by borrowing $87.5 million from the Company's existing debt facility, with the remainder through a capital markets transaction involving the securitization of a majority of the inforce revenues of LongMiller. The Company has allocated $4.4 million to tangible assets acquired, $5.2 million to non-compete agreements and the remaining amount is allocated to inforce revenue. The non-compete agreements and inforce revenue are being amortized over 7 years and 30 years respectively. The results of LongMiller are included beginning November 26, 2002.

The unaudited pro forma information below presents the Company's results as if the acquisition of LongMiller had occurred on January 1, 2002.

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                              SEPTEMBER 30, 2002        SEPTEMBER 30, 2002
                             ----------------------    ---------------------
Pro Forma
  Revenue                                  $79,083                 $230,816
  Net income                                 3,223                   10,487
  Diluted earnings per share                  0.18                     0.57

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

4.  RESTRUCTURING COSTS

During the first quarter of 2003, management decided to consolidate the business support services of the Executive Benefits Practice in Dallas, Texas. As a result, the Company intends to significantly reduce operations in the Los Angeles, California and Bethesda, Maryland offices. The moves from Los Angeles and Bethesda are expected to be substantially completed by July 31, 2004 and September 30, 2004, respectively. There were 68 individuals who were notified of the restructuring with some being offered relocation packages and others being terminated with severance packages that include varying retention bonus incentives. In accordance with SFAS No. 146, the total expected cost of this restructuring (approximately $1.6 million) is being recognized ratably starting in March 2003. During the nine months ended September 30, 2003, the Company recorded expense of approximately $575 thousand. In the third quarter 2003, there were adjustments to the reserve related to employees who forfeited their severance by not staying through their retention date. The above amounts are included in general and administrative expenses on the condensed consolidated income statement. A summary of the activity in the reserve account as of September 30, 2003 is follows:

                                RESERVE BALANCE       YEAR TO DATE        CASH                              RESERVE BALANCE
                                JANUARY 1, 2003         EXPENSE         PAYMENTS       ADJUSTMENTS       SEPTEMBER 30, 2003
                                ------------------    --------------    -----------    --------------    ---------------------
Employee  termination benefits          $ -               $575            ($305)           ($23)                 $247

5.  CONTINGENT CONSIDERATION

As a result of the Company's acquisition program, the Company has approximately $32.2 million of potential additional consideration issuable over the next three and one half years to the former owners of the Company's acquired entities. Of this amount, approximately $9.5 million is accrued on the balance sheet as of September 30, 2003. If and when the acquired entities meet certain criteria stipulated in the purchase agreements, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of September 30, 2003 (dollar amounts in millions):

      POTENTIAL AMOUNTS PAYABLE IN            CASH                  SHARES (1)                 SHARE VALUE
                                        ------------------    -----------------------    ------------------------
                 2004                         $9.4                   312,349                      $4.2
                 2005                          8.2                   179,828                       2.4
                 2006                          4.9                    48,351                       0.6
                 2007                          2.5                      -                           -
                                        ------------------    -----------------------    ------------------------
                                             $25.0                   540,528                      $7.2
                                        ==================    =======================    ========================

(1) Number of shares determined based upon the closing price of the Company's common stock at September 30, 2003 of $13.34 per share.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

6.  ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:

                                                                AS OF                           AS OF
                                                         SEPTEMBER 30, 2003               DECEMBER 31, 2002
                                                     ----------------------------     --------------------------
     Accounts receivable - trade                                         $53,654                        $64,181
     Loans receivable                                                        179                          1,170
     Accounts receivable allowance                                        (1,435)                        (1,089)
                                                     ----------------------------     --------------------------
                                                                         $52,398                        $64,262
                                                     ============================     ==========================


A summary of the activity in the allowance for uncollectible accounts receivables is as follows:

                                                          NINE MONTHS ENDED                   YEAR ENDED
                                                         SEPTEMBER 30, 2003               DECEMBER 31, 2002
                                                     ----------------------------     ---------------------------
     Beginning balance                                                   ($1,089)                          ($822)
     Write offs                                                              646                             638
     Expense                                                                (992)                           (905)
                                                     ----------------------------     ---------------------------
     Ending balance                                                      ($1,435)                        ($1,089)
                                                     ============================     ===========================

As of September 30, 2003 and December 31, 2002, there were approximately $2.0 million and $1.6 million, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill between December 31, 2002 and September 30, 2003, by reporting units are as follows:

                                    BALANCE          ACQUIRED                                               BALANCE
                                   JANUARY 1,         DURING                             IMPAIRMENT      SEPTEMBER 30,
                                      2003          THE PERIOD      EARNOUTS/ETC.          CHARGE            2003
                                  ------------     ------------    ---------------     -------------    ---------------
Executive Benefits Practice           $16,952              $ -              $ 150                $-           $ 17,102
Banking Practice                       40,488              608                462                 -             41,558
Healthcare Group                       14,076                -                  -                 -             14,076
Management Science Associates           5,010                -                  -                 -              5,010
Human Capital Practice                 15,193                -                  -                 -             15,193
Pearl Meyer & Partners                 21,788                -                  -                 -             21,788
Federal Policy Group                    4,266                -              4,500                 -              8,766
Corporate                                  30                                   -                                   30
                                  ------------     ------------    ---------------     -------------    ---------------
     TOTAL                           $117,803             $608             $5,112                $-           $123,523
                                  ============     ============    ===============     =============    ===============

    Information regarding the Company's other intangible assets follows:

                                       AS OF SEPTEMBER 30, 2003                     AS OF DECEMBER 31, 2002
                                ----------------------------------------    -----------------------------------------
                                   GROSS       ACCUMULATED                     GROSS      ACCUMULATED
                                   AMOUNT     AMORTIZATION      NET           AMOUNT      AMORTIZATION       NET
                                ------------- -------------- -----------    ------------ --------------- ------------
Net present value of  inforce
 revenue                            $499,704       ($39,455)   $460,249        $503,895        ($24,334)    $479,561

Non-compete  agreements                9,660         (2,664)      6,996           4,472          (1,641)       2,831
                                ------------- -------------- -----------    ------------ --------------- ------------
     Total                          $509,364       ($42,119)   $467,245        $508,367        ($25,975)    $482,392
                                ============= ============== ===========    ============ =============== ============

Amortization expense of other intangible assets was $5.8 million and $2.2 million for the three months ended September 30, 2003 and September 30, 2002, respectively, and $16.1 million and $6.1 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.

The Company estimates that its amortization for 2003 through 2007 for intangible assets related to all acquisitions consummated through September 30, 2003 will be approximately as follows:

                                  Year                    Amount
                                  ----                    ------
                                  2003                   $21,528
                                  2004                    17,970
                                  2005                    15,129
                                  2006                    14,601
                                  2007                    14,250

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

8.  TRUST PREFERRED DEBT

On May 23, 2003, the Company raised approximately $14.5 million from its participation in a pooled trust preferred transaction, in which it issued $15.0 million aggregate principal amount of long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 420 basis points (5.3% as of September 30, 2003). The Company used the net proceeds to pay down the term portion of its credit facility. The pooled trust preferred debt is payable in one payment due in 30 years with interest paid quarterly.


9.  INTEREST RATE SWAPS

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to movements in interest rates. On January 7, 2003, the Company entered into two interest rate swaps with a total notional value of $50 million to hedge $50 million of outstanding LIBOR-based debt. These swaps have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income ("OCI") for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings. Amounts are reclassified from OCI to earnings as the interest rate swaps affect earnings. There have been no charges to earnings for ineffectiveness for the three or nine months ended September 30, 2003. The fair value of these interest rate swap agreements, based upon market quotes, was a liability of approximately $621 thousand at September 30, 2003. The notional amount of the interest rate swap amortizes $2.5 million per quarter. The terms of these interest rate swaps are as follows:

                                                                                                     FAIR VALUE AS OF
     EFFECTIVE                               NOTIONAL AMOUNT AT   FIXED RATE TO    VARIABLE RATE        SEPTEMBER 30,
        DATE             MATURITY DATE       SEPTEMBER 30, 2003      BE PAID      TO BE RECEIVED           2003
--------------------- --------------------- --------------------- --------------- ---------------- ---------------------
  January 7, 2003      December 31, 2007          $23,800             2.85%            LIBOR               $330
  January 7, 2003      December 31, 2007          $18,700             2.92%            LIBOR                291
                                                                                                           ----
                        Total                                                                              $621
                                                                                                           ====

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003


10.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                               ----------------------------------  ---------------------------------
                                                    2003              2002              2003              2002
                                               ---------------- -----------------  ---------------   ---------------
NUMERATOR:
Income, before cumulative effect of change in
accounting principle                                    $2,751            $1,744           $8,324           $8,025
Cumulative effect of change in accounting
principle, net of tax                                        -                 -                -             (523)
                                               ---------------- -----------------  ---------------   --------------
Numerator for basic and diluted earnings per
common share                                            $2,751           $ 1,744           $8,324            $7,502
                                               ================ =================  ===============   ===============

DENOMINATOR
Basic earnings per common share -
   weighted average shares outstanding              18,399,980        16,845,529       18,281,336        16,753,347
Effect of dilutive securities:
   Stock options                                       169,208           280,665          168,456           468,409
   Contingent shares earned not issued                 131,506            34,482          195,452            67,536
                                               ---------------- -----------------  ---------------   ---------------
Diluted earnings per share - weighted average
shares plus assumed conversions                     18,700,694        17,160,676       18,645,244        17,289,292
                                               ================ =================  ===============   ===============

PER COMMON SHARE
Basic Earnings per Common Share, before
cumulative effect of change in accounting
principle                                                $0.15             $0.10            $0.46             $0.48
Cumulative effect of change in accounting
principle                                                    -                 -                -             (0.03)
                                               ---------------- -----------------  ---------------   ---------------
Basic earnings per Common Share                          $0.15             $0.10            $0.46             $0.45
                                               ================ =================  ===============   ===============

Diluted Earnings per Common Share, before
cumulative effect of change in accounting
principle                                                $0.15             $0.10            $0.45             $0.46
Cumulative effect of change in accounting
principle                                                    -                 -                -             (0.03)
                                               ---------------- -----------------  ---------------   ---------------
Diluted Earnings per Common Share                        $0.15             $0.10            $0.45             $0.43
                                               ================ =================  ===============   ===============

For the three and nine months ended September 30, 2003, there are approximately 903 thousand and 873 thousand, respectively, of outstanding stock options which are not included in the calculations as they are antidilutive. For the three and nine months ended September 30, 2002, there are approximately 923 thousand and 524 thousand, respectively, of outstanding stock options which are not included in the calculations as they are antidilutive. The range of grant prices for all stock options was between $4.80 and $30.30 at September 30, 2003 and September 30, 2002.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

11.  EMPLOYEE COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on the method of accounting described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for employees and directors as allowed under SFAS No. 123. However, the Company accounts for stock options granted to non-employees other than directors under the provisions of SFAS No. 123.

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

                                                  SEPTEMBER 30,
                                           ----------------------------
                                               2003          2002
                                           ------------- --------------
Dividend yield                                 None          None
Volatility                                    63.4%          64.2%
Risk-free interest rates                       5.2%           5.4%
Expected life (years)                           5              6

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, its net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               THREE MONTHS
                                                                   ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER             SEPTEMBER
                                                             ------------------   ---------------------
                                                              2003      2002        2003       2002
                                                             -------- ---------   ---------- ----------
NET INCOME
  As reported..............................................   $2,751    $1,744       $8,324     $7,502
  Add: stock-based employee compensation expense
  included in reported
  net income, net of related tax effect....................        -       340          206        340

  Deduct: stock option compensation expense, net of tax....     (591)     (873)      (1,206)    (1,939)
                                                             -------- ---------   ---------- ----------
  Pro forma................................................   $2,160    $1,211       $7,324     $5,903
                                                             ======== =========   ========== ==========

BASIC EARNINGS PER COMMON SHARE

 As reported...............................................    $0.15     $0.10        $0.46      $0.45

 Pro forma.................................................    $0.12     $0.07        $0.40      $0.35

DILUTED EARNINGS PER COMMON SHARE

  As reported..............................................    $0.15     $0.10        $0.45      $0.43

  Pro forma................................................    $0.12     $0.07        $0.39      $0.34

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

12.  COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the Company reports changes in stockholders' equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect stockholders' equity. Shown below are the differences between net income and comprehensive income (dollars in thousands):

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                -------------------------     --------------------------
                                                   2003         2002              2003         2002
                                                ------------ ------------     ------------- ------------
Net income                                           $2,751       $1,744            $8,324       $7,502
Change in fair value of interest
  rate swap, net of tax                                 223            -              (370)           -
                                                ------------ ------------     ------------- ------------
Comprehensive income                                 $2,974       $1,744            $7,954       $7,502
                                                ============ ============     ============= ============

13.  SIGNIFICANT RISKS AND UNCERTAINTIES

Federal tax laws create certain advantages for the purchase of life insurance products; therefore, the life insurance products underlying the benefit programs marketed by the Company are vulnerable to adverse changes in laws and interpretation. Any proposal or enactment of changes in federal tax laws that would reduce or eliminate such advantages could result in the surrender of existing policies. As a result of any such proposals or enactments, the Company could lose a substantial amount of renewal revenue and its ability to write new business could be materially impaired.

There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. On September 17, 2003, the Senate Finance Committee approved legislation proposed by Sen. Jeff Bingaman (D-NM) that would tax the death benefits taxpayers receive from certain policies on the lives of former employees. Following an intensive lobbying effort by the insurance industry, the Finance Committee on October 1, 2003, agreed to reconsider the September 17 vote at a later date; the Committee also agreed that any such legislation would not apply to policies purchased before the "date of enactment" of such legislation. Finance Committee Member Kent Conrad (D-ND) has developed an alternative to the Bingaman proposal that generally would preserve the tax-free treatment of death benefits of business-owned life insurance purchased to fund employee benefit programs. The Conrad proposal appears to be supported by a majority of Finance Committee Members. If Congress were to adopt the Bingaman proposal or other legislation limiting the tax-free payment of death benefits on such policies or otherwise adversely affecting the tax treatment of the policies, future Company revenues from sale of business-owned life insurance policies could materially decline.

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

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

There also have been several recent legislative proposals to change the federal tax laws with respect to nonqualified deferred compensation. On October 28, 2003, the House Ways and Means Committee approved legislation that would modify the times at which distributions are permitted from nonqualified deferred compensation arrangements, impact the design of other provisions common in many such plans and disallow certain arrangements that result in shielding deferred compensation from claims of an employer's creditors. The Senate Finance Committee approved similar legislation on October 1, 2003; the Finance Committee measure also would limit investment options under nonqualified deferred compensation arrangements and remove a 1978 moratorium on Treasury Department regulatory guidance on the tax treatment of these compensation arrangements. If legislative proposals affecting nonqualified deferred compensation are enacted, future compensation deferrals under arrangements the Company markets could be reduced, with a resulting reduction in the Company's revenues from these arrangements.

In September 2003, the Treasury Department finalized regulations changing the manner in which split dollar life insurance arrangements will be taxed. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. This initiative has significantly reduced the amount of revenue generated from new split dollar arrangements and may further reduce revenue from existing split dollar arrangements in the near term.

14.   CARRIER INCENTIVE CONTRACTS

During the third quarter of 2003, the Company completed agreements with two of its core insurance carriers, which will generate additional revenue on its existing blocks of business with these carriers. The length of one of the contracts is five and one half years and the other contract is one year. The contracts automatically renew each year unless notice is given by one of the parties. The agreements resulted in revenue of $2.7 million for the third quarter and provide for additional payments upon certain conditions and measurement dates. The future payment amounts are based on the cash value (or fair value) of the Company's existing inforce business with these carriers at specified dates of measurement. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

15.   SEGMENTS AND RELATED INFORMATION

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

As of January 1, 2003, the Company transferred the operations of Coates Kenney from its Executive Benefits Practice to its Human Capital Practice. As a result, the segment information as of and for the periods ended September 30, 2002 have been reclassified to reflect this transfer.

LongMiller, acquired on November 26, 2002, became part of the existing Banking Practice.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

The amounts reflected below for the Human Capital Practice segment reflect the results of and information related to the Rewards and Performance Group, which was transferred to the Human Capital Practice effective May 16, 2002.

On February 25, 2002, the Company acquired the Federal Policy Group from PricewaterhouseCoopers LLP.

The six reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, human resources and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

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

Segment information for the three and nine month periods ended September 30, 2003 is as follows:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                 ---------------------------- ---------------------------
                                                     2003          2002           2003         2002
                                                 ---------------------------- ---------------------------
REVENUES FROM EXTERNAL CUSTOMERS
     Executive Benefits Practice                       $17,347       $15,302       $ 58,830     $ 66,655
     Banking Practice                                   37,821        25,971        112,283       58,088
     Healthcare Group                                    9,151         9,594         27,668       29,055
     Human Capital Practice                              5,089         3,526         16,960        9,829
     Pearl Meyer & Partners                              3,331         3,016         10,150        9,172
     Federal Policy Group                                3,966         2,780         10,963        6,590
                                                 ---------------------------- ---------------------------
                  Total segments - reported             76,705        60,189        236,854      179,389
     Corporate/CSI                                       1,147         2,624          2,894        4,348
                                                 ---------------------------- ---------------------------
                   Total consolidated - reported       $77,852       $62,813       $239,748     $183,737
                                                 ============================ ===========================
OPERATING INCOME (LOSS)
     Executive Benefits Practice                     $      50       ($2,602)       $ 4,023      $ 4,409
     Banking Practice                                   11,488         6,995         30,620       11,602
     Healthcare Group                                    1,623         1,995          4,089        5,067
     Human Capital Practice                             (1,434)       (3,008)        (3,375)      (3,288)
     Pearl Meyer & Partners                                519           423          1,490        1,152
     Federal Policy Group                                1,911         1,097          5,163        2,738
                                                 ---------------------------- ---------------------------
                     Total segments - reported          14,157         4,900         42,010       21,680
     Corporate/CSI                                      (3,663)       (1,226)       (11,227)      (6,877)
     Other income                                           88            58            269          192
     Interest - net                                     (6,022)         (501)       (18,005)      (1,163)
                                                 ---------------------------- ---------------------------
                      Income before taxes              $ 4,560        $3,231        $13,047      $13,832
                                                 ============================ ===========================
DEPRECIATION AND AMORTIZATION
     Executive Benefits Practice                        $1,280        $1,202        $ 3,765       $3,667
     Banking Practice                                    4,533           648         12,550        1,747
     Healthcare Group                                      741           716          2,203        2,183
     Human Capital Practice                                 81            60            240          161
     Pearl Meyer & Partners                                159           164            476          476
     Federal Policy Group                                  102           129            302          298
                                                 ---------------------------- ---------------------------
                     Total segments - reported           6,896         2,919         19,536        8,532
     Corporate/CSI                                         269           158            681          297
                                                 ---------------------------- ---------------------------
                     Total consolidated -
                                      reported          $7,165        $3,077        $20,217       $8,829
                                                 ============================ ===========================
CAPITAL EXPENDITURES
     Executive Benefits Practice                          $123         $  58        $   956         $275
     Banking Practice                                      465           247          1,266        1,305
     Healthcare Group                                       79           265            496          735
     Human Capital Practice                                  2            61            206          742
     Pearl Meyer & Partners                                 27           164             46          315
     Federal Policy Group                                   44             4             44           67
                                                 ---------------------------- ---------------------------
                     Total segments - reported             740           799          3,014        3,439
     Corporate/CSI                                         107           117            736        1,581
                                                 ---------------------------- ---------------------------
                     Total consolidated -
                                      reported            $847          $916         $3,750       $5,020
                                                 ============================ ===========================

                                                                              SEPTEMBER 30,   DECEMBER 31,
IDENTIFIABLE ASSETS                                                               2003            2002
                                                                              ---------------------------
     Executive Benefits Practice                                                   $ 74,721     $ 82,988
     Banking Practice                                                               510,723      526,485
     Healthcare Group                                                                35,959       36,793
     Human Capital Practice                                                          27,420       29,055
     Pearl Meyer & Partners                                                          26,748       29,211
     Federal Policy Group                                                            13,248        7,413
                                                                              ---------------------------
                  Total segments - reported                                         688,819      711,945
     Deferred income taxes                                                            1,607        1,252
     Corporate/CSI                                                                   25,362       21,373
                                                                              ---------------------------
                   Total consolidated - reported                                   $715,788     $734,570
                                                                              ===========================

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

16.  RELATED PARTY TRANSACTIONS

The Company leases 16,266 square feet of office space and hanger space for the corporate aircraft from entities owned by the Company's Chairman and Chief Executive Officer, for approximately $445 thousand annually. The office space lease expires on February 21, 2009.

On May 16, 2003, the Company acquired an inforce revenue stream from the president of one of the Company's practices for approximately $900 thousand. The inforce revenue relates to policies sold when he was a consultant prior to his employment by the Company as practice president. The inforce revenue is being amortized over 30 years in the Executive Benefits Practice segment.

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

On September 25, 2002, the Company entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of its principal stockholders. During 2002, the Company received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.2 million in the last half of 2002, pursuant to this agreement. Under the terms of this agreement, the Company expects to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years depending upon certain conditions. Of this annual amount, $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and the Company will not have access to this cash for general corporate purposes until the securitization notes are fully paid. This revenue, net of amounts provided for chargebacks, is being recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or if there is a section 1035 exchange. Any chargeback amounts are deducted from the next scheduled payment. The Company received payments of approximately $1.3 million and $2.5 million during the three and nine months ended September 30, 2003, respectively under the terms of this agreement.

In 2003, the Company terminated three split dollar policies with three of its officers. One remaining split dollar policy with an officer is expected to be terminated in the fourth quarter of 2003. The Company has not paid any premiums on these policies since before July 2002.

17.  LITIGATION

From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its consultants. During the nine months ended September 30, 2003, the Company received $1.5 million from the favorable settlement of a lawsuit.

The following is a summary of the current material legal proceedings pending against the Company.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

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

The Company responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with the Company and contacting its clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted the Company's motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of the Company. On June 5, 2003, the court entered a preliminary injunction which prohibits Mr. MacDonald and persons acting in concert with him from soliciting clients of the Company's Executive Benefits Practice. On July 24, 2003, the court issued its order granting the Company's Motion to Compel Arbitration and those proceedings have been commenced by both the Company and Mr. MacDonald. The Company denies any wrongdoing and intends to vigorously defend Mr. MacDonald's claims. The Company also intends to vigorously pursue the enforcement of Mr. MacDonald's non-competition and non-solicitation covenants.

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

On May 30, 2001, the Company was named a defendant in a lawsuit filed in the District Court of LaSalle County, Texas alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified. The trial has been scheduled to begin in February 2004. The Company denies any and all claims and allegations in this action and intends to vigorously defend this matter. The matter is covered by existing insurance.

18.  RESTATED QUARTERLY RESULTS

Subsequent to issuance of the Company's condensed consolidated financial statements for the three and nine month periods ended September 30, 2002, the Company's management determined that revenue recognized under its administrative service agreements should have been recognized on a straight-line basis at the Executive Benefits Practice. During the fourth quarter of 2002, the Company completed an analysis of the services provided and timing thereof and determined that because of changes in the timing of the services provided, revenue under these agreements should have been recognized on a straight-line basis during 2002. Historically, these fees were recognized 75% in the renewal month and 25% ratably over the remainder of the annual service agreement. In addition, during the fourth quarter of 2002, the Company restated its 2002 quarterly results to reflect a timing difference whereby CSI was under-recognizing revenue in the period earned. This restatement for CSI had no impact on 2002 results for the full year.

As a result, the condensed consolidated financial statements for the three and nine month periods ended September 30, 2002 have been restated from the amounts previously reported. Certain reclassifications of 2002 amounts have been made to conform with the 2003 presentation. A summary of the significant effects of the restatement is as follows:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ---------------------------------------------------------------
                                                           2002           2002             2002           2002
                                                     ---------------------------------------------------------------
                                                      (AS PREVIOUSLY  (AS RESTATED)   (AS PREVIOUSLY  (AS RESTATED)
                                                        REPORTED)                        REPORTED)
REVENUE
    First year commissions and related fees                   $36,042        $35,246           $86,899      $84,758
    Renewal commissions and related fees                       17,665         17,889            72,247       71,140
    Consulting fees                                             8,215          8,910            22,156       24,399
    Reimbursable expenses                                         768            768             3,440        3,440
                                                     ---------------------------------------------------------------
TOTAL REVENUE                                                  62,690         62,813           184,742      183,737
                                                     ---------------------------------------------------------------
OPERATING EXPENSES
  Commissions and fees                                         18,971         18,971            59,208       59,208
  General and administrative                                   37,237         37,237           100,195      100,195
  Reimbursable expenses                                           768            768             3,440        3,440
  Amortization                                                  2,163          2,163             6,091        6,091
                                                     ---------------------------------------------------------------
TOTAL OPERATING EXPENSE                                        59,139         59,139           168,934      168,934
                                                     ---------------------------------------------------------------
OPERATING INCOME                                                3,551          3,674            15,808       14,803
OTHER INCOME                                                       58             58               192          192
INTEREST
   Income                                                          87             87               266          266
   Expense                                                       (588)          (588)           (1,429)      (1,429)
                                                     ---------------------------------------------------------------
                                                                 (501)          (501)           (1,163)      (1,163)
                                                     ---------------------------------------------------------------
Income before taxes and cumulative effect of change
   in accounting principle, net of tax                          3,108          3,231            14,837       13,832
Income taxes                                                   (1,431)        (1,487)           (6,217)      (5,807)
                                                     ---------------------------------------------------------------
Income, before cumulative effect of change in
accounting principle, net of tax                                1,677          1,744             8,620        8,025
Cumulative effect of change in accounting principle,
   net of tax                                                       -              -              (523)        (523)
                                                     ---------------------------------------------------------------
NET INCOME                                                    $ 1,677        $ 1,744           $ 8,097      $ 7,502
                                                     ===============================================================

Basic Earnings per Common Share, before cumulative
 effect of change in accounting principle                       $0.10          $0.10             $0.51        $0.48
     Cumulative effect of change in accounting
principle                                                           -              -             (0.03)       (0.03)
                                                     ---------------------------------------------------------------
Basic Earnings per Common Share                                 $0.10          $0.10             $0.48        $0.45
                                                     ===============================================================
Weighted average shares outstanding - Basic                16,845,529     16,845,529        16,753,347   16,753,347
                                                     ---------------------------------------------------------------

Diluted Earnings per Common Share, before
cumulative effect of change in accounting principle             $0.10          $0.10             $0.50        $0.46
     Cumulative effect of change in accounting
principle                                                           -              -             (0.03)       (0.03)
                                                     ---------------------------------------------------------------
Diluted Earnings per Common Share                               $0.10          $0.10             $0.47        $0.43
                                                     ===============================================================
Weighted average shares outstanding - Diluted              17,160,676     17,160,676        17,289,292   17,289,292
                                                     ---------------------------------------------------------------

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

19.  SUBSEQUENT EVENTS

On October 7, 2003, the Company acquired Blackwood Planning Corporation. Based in West Palm Beach, Florida, Blackwood Planning specializes in providing strategic compensation, benefit and bank-owned life insurance portfolio consulting services to banks in the Southeast. The consideration consists of a total purchase price of $6.3 million, consisting of approximately $1.3 million in cash and 44,298 shares of Clark, Inc. stock paid at closing, and approximately $4.4 million of which is payable over the next three and one half years based on achieving certain revenue targets.

As of October 1, 2003, the Company reorganized its executive compensation consulting practices. As part of this reorganization, some of the operations and employees of Human Capital Practice were transferred to Pearl Meyer & Partners. Amendments to certain employment agreements will be made. As a result, the segment information as of and for the periods ended December 31, 2002 and 2001 will be reclassified to reflect this transfer.

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

On June 9, 2003, the Company (formerly known as Clark/Bardes, Inc.) changed its name to Clark, Inc. On April 24, 2003, the Company's operating entity (formerly known as Clark/Bardes Consulting, Inc.) changed its name to Clark Consulting, Inc.

As discussed in Note 18 in the notes to the condensed consolidated financial statements, we have restated our financial statements for the three and nine month periods ended September 30, 2002. This management discussion and analysis gives effect to this restatement.

General economic conditions and market factors, such as changes in interest rates and stock prices, can affect our commission and fee income and the extent to which clients keep their policies inforce year after year. Equity returns and interest rates can effect the sale and profitability of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products could become attractive to potential purchasers of the programs we market. Further, a prolonged decrease in stock prices can effect the sale and profitability of our clients' programs that are linked to stock market indices.

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

First Year Commission Revenue and Related Fees. First year commission revenue and related fees are derived from two principal sources: (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid by the client to the insurance company; and (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies.

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

         While the commission revenue is subject to chargeback, our experience has indicated that less than 1% of revenue recognized has ever been refunded to insurance companies pursuant to such chargeback provisions. Given the homogenous nature of such cases and historical information about chargebacks, we believe we are able to accurately estimate the revenue earned. We maintain a chargeback allowance, using historical information to determine adequacy.

Renewal Commission Revenue and Related Fees. Renewal commission revenue is the commission we earn on the policies underlying the benefit programs we have sold in prior years that continue to remain inforce. Renewal revenue is recognized on the date that the renewal premium is due or paid to the insurance company depending on the type of policy.

Consulting fee revenue. Consulting fee revenue consists of fees of Human Capital Practice, Pearl Meyer and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, pension savings plan design and management, people strategy, compensation surveys, institutional registered investment advisory services and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement and are earned when the service is rendered. Some of our consulting clients pay a retainer at the beginning of a project. These revenues are recognized ratably over the term of the engagement. Consulting fee revenue generated by the Executive Benefits Practice, Banking Practice and Healthcare Group are included as first year revenue in the accompanying condensed consolidated income statement.

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

Carrier incentive contracts. We enter into certain carrier incentive contracts under which we receive payments based upon the cash value of our existing inforce revenue with these carriers. We recognize these revenues as they are earned as outlined in the related contract. Revenue in the year of execution is recorded as first year revenue in the condensed consolidated income statement. Revenue earned in subsequent years is recorded as renewal revenue in the condensed consolidated income statement.

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

The net present value of inforce revenue is typically amortized over 30 years (the expected average policy duration). The determination of the amortization schedule involves making certain assumptions related to persistency, expenses, and discount rates that are used in the calculation of the carrying value of inforce revenue. If any of these assumptions change or actual experience differs materially from the assumptions used, it could affect the carrying value of the inforce revenue.

We are required to assess potential impairments of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of goodwill and the net present value of future cash flows from policies inforce, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges. As of January 1, 2002, amortization of goodwill ceased and is tested annually for impairment. We perform this test during the fourth quarter or whenever changes in circumstances indicate impairment might exist in accordance with SFAS No. 142.

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

SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. We have elected to remain on the APB No. 25 method of accounting as described above for employees and directors as allowed under SFAS No. 123. However, we account for stock options granted to non-employees other than directors under the provisions of SFAS No. 123.

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

                                                    SEPTEMBER 30,
                                              ---------------------------
                                                 2003            2002
                                              ------------    -----------
Dividend yield                                       None           None
Volatility                                          63.4%          64.2%
Risk-free interest rates                             5.2%           5.4%
Expected life (years)                                   5              6

Had compensation cost for our stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                           NINE MONTHS
                                                                 THREE MONTHS ENDED           ENDED
                                                                     SEPTEMBER               SEPTEMBER
                                                                 -------------------    --------------------
                                                                   2003      2002         2003       2002
                                                                 --------- ---------    --------- ----------
NET INCOME
  As reported                                                      $2,751    $1,744       $8,324     $7,502
  Add: stock-based employee compensation expense
  included in reported
  net income, net of related tax effect                                 -       340          206        340

Deduct: stock option compensation expense, net of tax                (591)     (873)      (1,206)    (1,939)
                                                                 --------- ---------    --------- ----------
  Pro forma                                                        $2,160    $1,211       $7,324     $5,903
                                                                 ========= =========    ========= ==========

BASIC EARNINGS PER COMMON SHARE

 As reported                                                        $0.15     $0.10        $0.46      $0.45

 Pro forma                                                          $0.12     $0.07        $0.40      $0.35

DILUTED EARNINGS PER COMMON SHARE

  As reported                                                       $0.15     $0.10        $0.45      $0.43

  Pro forma                                                         $0.12     $0.07        $0.39      $0.34


OVERVIEW OF RESULTS OF OPERATIONS

Total revenues for the three months ended September 30, 2003 was $77.9 million, an increase of 23.9% from revenues of $62.8 million in the third quarter of 2002. Third quarter 2003 operating income was $10.5 million, as compared to $3.7 million in the comparable 2002 period. We reported net income for the third quarter 2003 of $2.8 million, or $0.15 per diluted share, compared to net income of $1.7 million, or $0.10 per diluted share, for the same period last year.

For the nine months ended September 30, 2003, total revenue was $239.7 million, an increase of 30.5% from revenues of $183.7 million for the first nine months of 2002. Operating income was $30.8 million, a 108.0% increase from operating income of $14.8 million in the comparable period of 2002. Net income for the nine months ended September 30, 2003 was $8.3 million, or $0.45 per diluted share, compared to $7.5 million, or $0.43 per diluted share, for the nine months ended September 30, 2002.

RESULTS OF OPERATIONS

                                          THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------     -----------------------------------
                                            2003        2002       % CHANGE          2003       2002       % CHANGE
                                          ---------- ------------ ------------     --------- ------------ ------------
REVENUE
   First year commissions and related
fees                                        $30,295      $35,246      (14.0%)       $87,842      $84,758         3.6%
   Renewal commissions and related fees      34,419       17,889        92.4%       111,490       71,140        56.7%
   Consulting fees                           11,668        8,910        31.0%        35,990       24,399        47.5%
   Reimbursable expenses                      1,470          768        91.4%         4,426        3,440        28.7%
                                          ---------- ------------ ------------     --------- ------------ ------------
            TOTAL REVENUE                    77,852       62,813        23.9%       239,748      183,737        30.5%

OPERATING EXPENSE
    Commissions and fees                     21,166       18,971        11.6%        67,988       59,208        14.8%
     % of revenue                             27.2%        30.2%                      28.4%        32.2%
    General and administrative               38,953       37,237         4.6%       121,907      100,195        21.7%
     % of revenue                             50.0%        59.3%                      50.8%        54.5%
    Reimbursable expenses                     1,470          768        91.4%         4,426        3,440        28.7%
    Amortization                              5,769        2,163       166.7%        16,144        6,091       165.0%
    Settlement of litigation                      -            -            -        (1,500)           -         100%
                                          ---------- ------------ ------------     --------- ------------ ------------
OPERATING INCOME                             10,494        3,674       185.6%        30,783       14,803       108.0%
     % of revenue                             13.5%         5.8%                      12.8%         8.1%
OTHER INCOME (EXPENSE)                           88           58        51.7%           269          192        40.1%
INTEREST INCOME                                  58           87      (33.3%)           242          266       (8.7%)
INTEREST EXPENSE                             (6,080)        (588)      934.0%       (18,247)      (1,429)           -
                                          ---------- ------------ ------------     --------- ------------ ------------
Income before taxes and cumulative
effect of change in accounting
principle, net of tax                         4,560        3,231        41.1%        13,047       13,832       (5.9%)
Income taxes                                 (1,809)      (1,487)       21.7%        (4,723)      (5,807)     (18.7%)
                                          ---------- ------------ ------------     --------- ------------ ------------
Income before cumulative effect of
change in accounting principle, net
of tax                                        2,751        1,744        57.7%         8,324        8,025         3.7%
Cumulative effect of change in
     accounting principle                         -            -            -             -         (523)           -
                                          ---------- ------------ ------------     --------- ------------ ------------
NET INCOME                                  $ 2,751      $ 1,744        57.7%       $ 8,324      $ 7,502        11.0%
                                          ========== ============ ============     ========= ============ ============

Per common share - diluted
     Net income                               $0.15        $0.10                     $0.45         $0.43
     Weighted average shares             18,700,694   17,160,676                18,645,244    17,289,292

Quarter ended September 30, 2003 compared to quarter ended September 30, 2002

Revenue. Total revenue for the three months ended September 30, 2003 was $77.9 million, an increase of 23.9% from revenues of $62.8 million in third quarter 2002. First year commission revenue during third quarter 2003 was $30.3 million compared to $35.2 million in the third quarter of 2002. First year commission revenue in the third quarter 2003 included $2.7 million related to agreements with two of our core insurance carriers in which we received additional payments and revenue based on the cash value of our existing inforce revenue with these carriers. The length of one of the contracts is five and one half years and the other contract is one year. The contracts automatically renew each year unless notice is given by one of the parties. These agreements are expected to generate $750 thousand per quarter starting in the fourth quarter of 2003 for the Banking Practice and increasing to $1.1 million per quarter starting in the third quarter of 2004, of which, $850 thousand is for the Banking Practice and $200 thousand is for the Executive Benefits Practice. First year commission revenue in the third quarter 2002 included $2.5 million related to an agreement with another core insurance carrier. Under the thirty-year agreement, renewal revenues have also been affected each quarter since execution of the agreement with $625 thousand of revenue reflected in the third quarter 2003. The expected revenue streams are based on our existing inforce business with these carriers, and would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

As a result of legislation proposed on September 17, 2003, that would have negatively impacted the insurance programs we sell after that date, we experienced a significant slow down in new business revenue after the proposed legislation. The effective date in the proposed legislation has since been changed to date of enactment, if passed, and as a result, we do not expect additional slowdown in new business revenue in the near-term. Renewal revenue, which increased $16.5 million over the prior period, benefited significantly (approximately $11.1 million) from the November 2002 acquisition of Long, Miller & Associates, LLC ("LongMiller"). Quarterly consulting fee revenue growth was particularly strong in the Federal Policy Group.

Commission and fee expense. Commission and fee expense for the three months ended September 30, 2003 was $21.2 million, or 27.2% of total revenue, compared to $19.0 million or 30.2% of total revenue in third quarter 2002. The percentage paid in commission expense declined primarily due to an increasing number of employee consultants who have a lower commission rate than independent consultants. Also, there was an increase in renewal revenue, which also has a lower commission rate and consulting fee revenue from the three months ended September 30, 2002. We do not pay commission, or any other related expenses, on the revenue associated with the carrier incentive contracts. With the acquisition of Federal Policy Group and the formation of our Human Capital Practice, we continue to expand our fee-based revenue (an increase of 31.0% over the three months ended September 30, 2002), which should continue to favorably affect commission expense as a percentage of total revenue.

General and administrative expense. General and administrative expense for the three months ended September 30, 2003 was $39.0 million, or 50.0% of total revenue, compared to $37.2 million, or 59.3% of total revenue, for the three months ended September 30, 2002. The lower percentage of general and administrative expense to revenue reflects good expense control across all practices and the relatively lower costs associated with the revenue stream from the LongMiller acquisition.

Amortization. Amortization expense for the three months ended September 30, 2003 was $5.8 million compared to $2.2 million in the prior year. The increase is primarily due to the amortization of inforce revenue attributed to the November 2002 acquisition of LongMiller.

Other income. In the third quarter of 2003 and 2002, we received rental income of approximately $88 thousand and $58 thousand, respectively, from several tenants.

Interest expense - net. Net interest expense for the three months ended September 30, 2003 was $6.0 million compared to $501 thousand in 2002. To fund the November 2002 acquisition of LongMiller, we borrowed approximately $87.5 million on our line of credit and issued $305 million of non-recourse asset-backed notes. The acquisition-related debt significantly increased our net interest expense from the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Income taxes. Income taxes for the three months ended September 30, 2003 were $1.8 million at an effective tax rate of 39.7% compared to $1.5 million at an effective tax rate of 46.0% for the three months ended September 30, 2002. The effective tax rate for the three months ended September 30, 2002 resulted from a change in our year-to-date income tax rate from 40.8% to 41.9% during the quarter. We expect our income tax rate to be approximately 40% in future periods.

Net Income. Net income for the three months ended September 30, 2003 was $2.8 million, or $0.15 per diluted common share, versus net income of $1.7 million, or $0.10 per diluted share, for the same period last year.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Revenue. Total revenues for the nine months ended September 30, 2003 were $239.7 million, an increase of 30.5% from revenues of $183.7 million in the nine months ended September 30, 2002. First year commission revenue for the nine months ended September 30, 2003, included $2.7 million related to agreements with two of our core insurance carriers in which we received additional payments and revenue based on the cash value of our existing in force revenue with these carriers. These agreements are expected to generate $750 thousand per quarter starting in the fourth quarter of 2003 for the Banking Practice and increasing to $1.1 million per quarter starting in the third quarter of 2004, of which, $850 thousand is for the Banking Practice and $200 thousand is for the Executive Benefits Practice. The expected revenue streams are based on our existing inforce business with these carriers, and would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts. The Banking Practice, which increased total revenue by $54.2 million over the prior period, benefited significantly (approximately $35.1 million) from the November 2002 acquisition of Long, Miller & Associates, LLC ("LongMiller") and a strong community bank market. Federal Policy Group results were strong reflecting good overall demand for its services and includes a $2.8 million success fee recorded and collected during the first quarter 2003. However, the Executive Benefits Practice, as expected by management, continued to underperform when compared to the nine months ended September 30, 2002 due to the weak economic environment, which has slowed the benefit plan implementation process with its corporate clients. Consulting fees as a percentage of total revenue increased to 15.0% for the nine months ended September 30, 2003 compared to 13.3% in the nine months ended September 30, 2002. This increase is primarily due to the formation and growth of our Human Capital Practice through the addition of the Arthur Andersen ("Andersen") partners and employees in May 2002 and the acquisition of Federal Policy Group in February 2002.

Commission and fee expense. Commission and fee expense for the nine months ended September 30, 2003 was $68.0 million, or 28.4% of total revenue compared to $59.2 million, or 32.2% of total revenue, for the nine months ended September 30, 2002. The percentage paid in commission expense declined primarily due to an increasing number of employee consultants who have a lower commission rate than independent consultants. Also, there was an increase in renewal revenue, which also has a lower commission rate and consulting fee revenue from the nine months ended September 30, 2002. We do not pay commission, or any other related expenses, on the revenue associated with the carrier incentive contracts. With the acquisition of Federal Policy Group and the formation of our Human Capital Practice, we continue to expand our consulting fee revenue (an increase of 47.5% over the nine months ended September 30, 2002), which should continue to favorably affect commission expense as a percentage of revenue.

General and administrative expense. General and administrative expense for the nine months ended September 30, 2003 was $121.9 million, or 50.8% of total revenue, compared to $100.2 million, or 54.5% of total revenue for the nine months ended September 30, 2002. General and administrative expenses increased for the nine months ended September 30, 2003 from prior year as a result of the 2002 acquisitions, such as LongMiller and Federal Policy Group and the hiring of Andersen Human Capital Practice partners and employees, included for the entire nine months of 2003. General and administrative expense for the nine months ended September 30, 2003 included approximately $2.4 million in charges, primarily related to severance costs and lease terminations in our Executive Benefits Practice, Healthcare Group and Human Capital Practice and approximately $800 thousand relating to the corporate re-branding effort as a result of our name change. A non-cash charge of $345 thousand was incurred in the first quarter of 2003 related to stock compensation expense.

Amortization. Amortization expense for the nine months ended September 30, 2003 was $16.1 million compared to $6.1 million in the prior year. The increase is primarily due to the amortization of inforce revenue attributed to the November 2002 acquisition of LongMiller.

Settlement of litigation - During the nine months ended September 30, 2003, we received $1.5 million from a favorable lawsuit settlement.

Other income. For the nine months ended September 30, 2003 and 2002, we received rental income of approximately $269 thousand and $192 thousand, respectively, from several tenants.

Interest expense - net. Net interest expense for the nine months ended September 30, 2003 was $18.0 million compared to $1.2 million in 2002. As a result of the November 2002 acquisition of LongMiller, we borrowed approximately $87.5 million on our line of credit and issued $305 million of non-recourse asset-backed notes. The acquisition-related debt significantly increased our net interest expense from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Income taxes. Income taxes for the nine months ended September 30, 2003 were $4.7 million at an effective tax rate of 36.2% compared to $5.8 million at an effective tax rate of 41.9% for the nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2003 reflects $509 thousand of net state tax refunds relating to prior years. The decrease in the effective tax rate is primarily related to the trueup of the estimated 2002 state tax liability. We expect a normalized effective income tax rate to be approximately 40% in future periods.

Net Income. Net income for the nine months ended September 30, 2003 was $8.3 million, or $0.45 per diluted common share, versus net income of $7.5 million, or $0.43 per diluted share, for the same period last year.

The tables that follow present the operating results of our six segments for the three and nine months ended September 30, 2003 and 2002.

         EXECUTIVE BENEFITS PRACTICE

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              ----------------------- -----------------------
                                                                     2003       2002         2003       2002
                                                              ----------------------- -----------------------
         REVENUE
              First year commissions and related fees             $ 4,849     $5,488      $17,531    $23,439
              Renewal commissions and related fees                 12,452      9,769       41,113     43,040
              Reimbursable expenses                                    46         45          186        176
                                                              ----------------------- -----------------------
                  TOTAL REVENUE                                    17,347     15,302       58,830     66,655
         OPERATING EXPENSES
              Commissions and fees                                  7,564      7,624       25,474     33,348
                 % of revenue                                       43.6%      49.8%        43.3%      50.0%
              General and administrative                            8,643      9,091       26,072     25,567
                  % of revenue                                      49.8%      59.4%        44.3%      38.4%
               Reimbursable expenses                                   46         45          186        176
              Amortization                                          1,044      1,144        3,075      3,155
                                                              ----------------------- -----------------------
         OPERATING (LOSS) INCOME                                   $   50    ($2,602)     $ 4,023    $ 4,409
                  % of revenue                                       0.3%    (17.0%)         6.8%       6.6%
                                                              ======================= =======================

         As of January 1, 2003, we transferred the operations of Coates Kenney from Executive Benefits Practice to Human Capital Practice. As a result, the three months and nine months ended September 30, 2002 segment information has been reclassified to reflect this transfer.

         First year revenue was significantly lower in the Executive Benefits Practice, reflecting the continued difficult economic and legislative environment, which most directly affects this segment of the business. First year revenue for the three months ended September 30, 2003 includes approximately $785 thousand from the execution of a contract with one of our insurance carriers. Renewal revenue increased over the three months ended September 30, 2003 reflecting good persistency on inforce business and the timing of premiums payments. Commission expense as a percentage of total revenue declined from 49.8% for the three months ended September 30, 2002 to 43.6% for the three months ended September 30, 2003 due to the mix of sales by employee consultants who are paid on a lower commission grid. General and administrative expense for the three months ended September 30, 2003 includes approximately $240 thousand of restructuring charges recorded in accordance with Statement of Financial Accounting Standards
         ("SFAS ") No. 146, Accounting for Costs Associated with Exit or Disposal Activities for the consolidation of the business support services.

         Trends in the nine month results ended September 30, 2003 as compared to the period in 2002 were generally the same as those experienced for the quarter. However, renewal revenue declined from the nine months ended September 30, 2002 as a result of previously discussed split dollar legislation in the footnotes to the condensed consolidated financial statements and lower deferrals into corporate compensation plans. General and administrative expense was impacted by approximately $575 thousand of restructuring charges for the consolidation of the business support services and $711 thousand of charges associated with other severance agreements and lease terminations.

         BANKING PRACTICE

                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                                 ----------------------- -----------------------
                                                                     2003       2002         2003       2002
                                                                 ----------------------- -----------------------
         REVENUE
              First year commissions and related fees               $18,374    $20,158      $50,596    $37,402
              Renewal commissions and related fees                   19,404      5,794       61,575     20,616
              Reimbursable expenses                                      43         19          112         70
                                                                 ----------------------- -----------------------
                  TOTAL REVENUE                                      37,821     25,971      112,283     58,088
         OPERATING EXPENSES
              Commissions and fees                                   12,657     10,274       39,429     23,117
                 % of revenue                                         33.5%      39.6%        35.1%      39.8%
              General and administrative                              9,467      8,283       30,727     22,135
                  % of revenue                                        25.0%      31.9%        27.4%      38.1%
              Reimbursable expenses                                      43         19          112         70
              Amortization                                            4,166        400       11,395      1,164
                                                                 ----------------------- -----------------------
         OPERATING INCOME                                           $11,488    $ 6,995      $30,620    $11,602
                  % of revenue                                        30.4%      26.9%        27.3%      20.0%
                                                                 ======================= =======================

         Total first year revenue decreased 8.9% to $18.4 million for the three months ended September 30, 2003 from $20.2 million for the three months ended September 30, 2002. The decrease in revenue was primarily due to the legislative uncertainty surrounding the effective date of pending legislation that would potentially negatively impact the insurance programs we sell. In addition, renewal revenue for the three months ended September 30, 2003 includes $500 thousand related to the Administrative Services Agreement entered into on September 25, 2002 with an affiliate of AUSA Holding, Inc along with $1.9 million in first year revenue from the execution of contracts with two other insurance carriers. With interest rates remaining at very low historical levels, there is some uncertainty about sustaining revenue growth due to product capacity and pricing concerns. Approximately $11.1 million of the increase in renewal revenue is attributable to the securitized inforce revenue stream from the acquisition of LongMiller. Commission expense for the three months ended September 30, 2003 was $12.7 million, or 33.5% of revenue, compared to $10.3 million, or 39.6% of revenue, in the same period in 2002. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employee consultants versus the prior year. In addition, a larger percentage of total revenue consists of renewal revenue which has a lower commission expense percentage. We do not pay commission expense on the revenue associated with the carrier incentive contracts. General and administrative expense for the three months ended September 30, 2003 was $9.5 million, or 25.0% of revenue, compared to $8.3 million or 31.9% of revenue, for the comparable period in 2002. The lower percentage of general and administrative expenses to revenue reflects the relatively lower costs associated with the revenue stream from the LongMiller acquisition.

         Trends in the nine month results ending September 30, 2003 as compared to the period in 2002 were generally the same as those experienced for the quarter.

         HEALTHCARE GROUP

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              ----------------------- -----------------------
                                                                     2003       2002         2003       2002
                                                              ----------------------- -----------------------
         REVENUE
              First year commissions and related fees                $6,551     $7,134      $18,514    $20,542
              Renewal commissions and related fees                    1,937      2,168        7,109      6,511
              Reimbursable expenses                                     663        292        2,045      2,002
                                                              ------------------------- -----------------------
                  TOTAL REVENUE                                       9,151      9,594       27,668     29,055
         OPERATING EXPENSES
              Commissions and fees                                      945      1,073        3,085      2,743
                 %  of revenue                                        10.3%      11.2%        11.2%       9.4%
              General and administrative                              5,499      5,782       17,187     17,887
                  %  of revenue                                       60.1%      60.3%        62.1%      61.6%
              Reimbursable expenses                                     663        292        2,045      2,002
              Amortization                                              421        452        1,262      1,356
                                                              ------------------------- -----------------------
         OPERATING INCOME                                            $1,623     $1,995      $ 4,089    $ 5,067
                  %  of revenue                                       17.7%      20.8%        14.8%      17.4%
                                                              ========================= =======================

         Healthcare Group revenues were lower for the three and nine months ended September 30, 2003 compared to the prior year. Healthcare's 2002 performance was strong and the current Healthcare environment has been challenging especially in the areas of labor services, rank and file compensation and physician services. For the nine months ended September 30, 2003, commission and general and administrative expenses include approximately $435 thousand and $335 thousand, respectively, for costs associated with a severance agreement. Even with the inclusion of these expenses, general and administrative expenses declined by 3.9% as a result of cost control measures.

         HUMAN CAPITAL PRACTICE

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              ----------------------- -----------------------
                                                                     2003       2002         2003       2002
                                                              ----------------------- -----------------------
         REVENUE
              Consulting fees                                      $4,897     $3,492        $16,397   $9,693
              Reimbursable expenses                                   192         34            563      136
                                                              ----------------------- -----------------------
                  TOTAL REVENUE                                     5,089      3,526         16,960    9,829
         OPERATING EXPENSES
              General and administrative                            6,331      6,500         19,772   12,981
                  %  of revenue                                    124.4%     184.3%         116.6%   132.1%
              Reimbursable expenses                                   192         34            563      136
                                                              ----------------------- -----------------------
         OPERATING LOSS                                           ($1,434)   ($3,008)       ($3,375) ($3,288)
                  %  of revenue                                   (28.2%)    (85.3%)        (19.9%)  (33.5%)
                                                              ======================= =======================

         As of January 1, 2003, we transferred the operations of Coates Kenney from Executive Benefits Practice to Human Capital Practice. As a result, the three and nine months ended September 30, 2002 segment information has been reclassified to reflect this transfer. In May 2002, the Human Capital Practice was formed by combining our existing Rewards and Performance Group with the addition of 10 partners and 74 other employees from the Arthur Andersen Human Capital Practice.

         The nine months ended September 30, 2003 results benefited from approximately $500 thousand of success fees on contingent assignments. General and administrative expenses for the nine months ended September 30, 2003 include severance charges of approximately $300 thousand. The Human Capital Practice results continue to be negatively affected by the challenging economic climate.

         PEARL MEYER AND PARTNERS

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              ----------------------- -----------------------
                                                                     2003       2002         2003       2002
                                                              ----------------------- -----------------------
         REVENUE
              Consulting fees                                      $2,883     $2,638         $8,782   $8,116
              Reimbursable expenses                                   448        378          1,368    1,056
                                                              ----------------------- -----------------------
                  TOTAL REVENUE                                     3,331      3,016         10,150    9,172
         OPERATING EXPENSES
              General and administrative                            2,364      2,215          7,292    6,964
                  %  of revenue                                     71.0%      73.4%          71.8%    75.9%
              Reimbursable expenses                                   448        378          1,368    1,056
                                                              ----------------------- -----------------------
         OPERATING INCOME                                            $519       $423         $1,490   $1,152
                  %  of revenue                                     15.6%      14.0%          14.7%    12.6%
                                                              ======================= =======================


         Total consulting revenue increased 10.4% to $3.3 million for the three months ended September 30, 2003 compared to $3.0 million for the three months ended September 30, 2002. The practice continues to experience more sales activity as a result of engagements in its areas of expertise of corporate governance and executive compensation. General and administrative expense were $2.4 million for the three months ended September 30, 2003 compared to $2.2 million for the three months ended September 30, 2002. As a result of cost control efforts, general and administrative expenses as a percentage of total revenue had declined.

         Trends in the nine month results ending September 30, 2003 as compared to the same period in 2002 were generally the same as those experienced for the quarter. General and administrative expenses for the nine months ended June 30, 2003 include severance costs of approximately $123 thousand.

FEDERAL POLICY GROUP

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                               ----------------------- -----------------------
                                                      2003       2002         2003       2002
                                               ----------------------- -----------------------
REVENUE
     Consulting fees                                  $3,888     $2,780       $10,812    $6,590
     Reimbursable expenses                                78          -           151         -
                                               -------------------------  ----------------------
          TOTAL REVENUE                                3,966      2,780        10,963     6,590
OPERATING EXPENSES
     General and administrative                        1,881      1,558         5,361     3,562
         %  of revenue                                 47.4%      56.0%         48.9%     54.1%
     Reimbursable expenses                                78          -           151         -
     Amortization                                         96        125           288       290
                                               -------------------------  ----------------------
OPERATING INCOME                                      $1,911     $1,097       $ 5,163    $2,738
         %  of revenue                                 48.2%      39.5%         47.1%     41.5%
                                               =========================  ======================

         Results for the three months ended September 30, 2003 included approximately $638 thousand of revenue and approximately $264 thousand of operating income related to new business generated by four new employees hired during the second quarter of 2003.

         For the nine months ended September 30, 2003, Federal Policy Group had nine months of results compared to seven months for the comparable period in 2002. Federal Policy Group was acquired on February 25, 2002. Federal Policy Group experienced good overall demand for its services and benefited from a $2.8 million success fee recorded and collected during the first quarter of 2003. Results for the nine months ended September 30, 2003 included approximately $918 thousand of revenue and approximately $276 thousand of operating income related to new business generated by four new employees hired during the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources


                                              SEPTEMBER 30,        DECEMBER 31,
                                                   2003                2002
                                            ------------------   ---------------
Cash and cash equivalents                        $13,636             $14,524
Working capital (1)                              $ 5,909             $19,405
Current ratio - to one                            1.07                 1.24
Shareholders' equity per common share (2)        $13.77               $13.35
Debt to total capitalization (3)                  59.9%               63.4%

(1) Includes restricted cash and current portion of debt associated with asset-backed non recourse notes
(2)      Total stockholders' equity divided by actual shares outstanding
(3) Current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

As a financial company with historically strong operating cash flow, we believe we have little need to maintain substantial cash balances. To the extent we have net cash from operating activities, we use it to fund capital expenditures and pay down our credit facility. We expect large cash outlays such as future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.

Summarizing our cash flow, comparatively, for the nine months ended September 30, 2003 and 2002:

                                                 2003                2002
                                          ------------------   -----------------
Cash flows provided by/(used in):
   Operating activities                        $46,131             $13,639
    Investing activities                      ($ 8,241)           ($21,547)
    Financing activities                      ($38,778)            $12,218

Cash Flows from Operating Activities

Our cash flows from operating activities for the nine months ended September 30, 2003, compared with the same nine month period in 2002, were as follows:

                                                2003                2002
                                         ------------------   -----------------
Net income plus non-cash expenses             $36,050             $16,957
Changes in operating assets and
      liabilities                              10,081               (3,318)
                                         ------------------   -----------------
Cash flows from operating activities          $46,131             $13,639
                                         ==================   =================

The majority of the increase in non-cash expenses for the nine months ended September 30, 2003 compared to the same 2002 period relates to amortization of LongMiller (acquired November 2002) intangibles (approximately $9.0 million) and the change in deferred income tax accounts (approximately $6.7 million). The increase in cash relating to changes in operating assets and liabilities relates primarily to the collection of accounts receivable based on our seasonal spike in business every fourth quarter.

Estimated Future Gross Renewal Revenue

The following tables represent the estimated gross renewal revenue associated with the business-owned life insurance policies owned by our clients as of September 30, 2003. The projected gross revenues are not adjusted for mortality, lapse or other factors that may impair realization, have not been discounted to reflect their net present value, and do not reflect the commission expense we must pay to consultants when we recognize the related revenue. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be realized in the future.

Non-securitized Gross Inforce Revenues. The following table represents the estimated gross inforce revenue associated with business owned life insurance policies owned by our clients as of September 30, 2003, not including estimated securitized inforce revenues, which are set forth in a separate table.

                                        EXECUTIVE             BANKING         HEALTHCARE
                                    BENEFITS PRACTICE        PRACTICE           GROUP           TOTAL
                                  ----------------------  ----------------  ---------------  -------------
              2004                              $49,052           $44,818           $6,197       $100,067

              2005                               40,512            42,040            5,833         88,385

              2006                               35,131            42,072            5,560         82,763

              2007                               31,329            41,113            5,269         77,711

              2008                               26,862            41,147            4,761         72,770

              2009                               25,858            39,549            4,206         69,613

              2010                               25,007            40,664            3,644         69,315

              2011                               25,154            42,079            3,050         70,283

              2012                               25,057            43,366            2,251         70,674

              2013                               25,808            44,721            1,612         72,141
                                  ----------------------  ----------------  ---------------  -------------
              Total                            $309,770          $421,569          $42,383       $773,722
                                  ======================  ================  ===============  =============
                                  ----------------------  ----------------  ---------------  -------------
       September 30, 2002                      $335,538          $287,585          $40,946       $664,069
                                  ======================  ================  ===============  =============

At September 30, 2003, our ten-year gross inforce revenue projection amounted to $773.7 million. This balance represents a 16.5% increase in our residual book of business over the September 30, 2002 balance.

Ten-year inforce revenues net of commission expense are $588.5 million and $447.8 million as of September 30, 2003 and September 30, 2002, respectively.

Securitized Gross Inforce Revenues. The following table represents the estimated gross inforce revenue associated with our securitized inforce bank-owned life insurance policies as of September 30, 2003. These revenue streams are restricted for the specific purpose of paying off our asset-backed notes, which were issued in connection with the acquisition of LongMiller in November 2002.

                                                         SECURITIZED
                                                           BANKING
                                                          PRACTICE
                                                       ---------------
                2004                                         $ 45,726
                2005                                           44,571
                2006                                           46,064
                2007                                           48,363
                2008                                           50,556
                2009                                           52,762
                2010                                           55,060
                2011                                           56,897
                2012                                           59,150
                2013                                           62,112
                                                       ---------------
                Total September 30, 2003                     $521,261
                                                       ===============

The ten-year inforce revenues net of commission expense are $407.3 million as of September 30, 2003.

Human Capital Practice, Pearl Meyer and Partners, and Federal Policy Group generate fee-based revenues and do not produce inforce revenues.

Cash Used in Investing Activities

For the nine months ended September 30, 2003, approximately $4.5 million of cash used in investing activities represented earnout payments to prior owners of certain of our acquired businesses and the purchase of inforce revenue from one of our practice presidents. Approximately $3.8 million was used for the purchase of fixed assets.

A substantial amount of the purchase price of our acquisitions is paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

For the nine months ended September 30, 2003, approximately $38.8 million of cash was used primarily for the net repayment of borrowings.

On May 23, 2003, we raised approximately $14.5 million from our participation in a pooled trust preferred transaction, in which we issued $15 million aggregate principal amount of long-term subordinated debt securities with a floating rate, currently around 5.3%. We used the net proceeds to pay down the term portion of our credit facility. The pooled trust preferred debt is payable in one payment due in 30 years with interest paid quarterly.

In order to finance the acquisition of LongMiller, we entered into a securitization of a majority of the inforce revenues of LongMiller, raising $305 million of gross proceeds. The securitization is broken into four traunches, each rated by Standard & Poors. The traunches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", B-class traunch of $108 million rated "A" and the C-class traunch of $30 million rated "BBB". The weighted average interest cost over the expected average life of the asset-backed notes is approximately seven percent. The securitized net inforce revenues, which are expected to be approximately $40.6 million in 2003, are used to pay interest and principal to the bondholders as well as servicing and related fees. Assuming the securitized notes are paid in accordance with the payment schedule, the securitization will provide residual cash flow to us of approximately five percent of the securitized inforce revenue while the notes are amortizing, and our residual interest would equal approximately 28% of the expected net present value of the securitized inforce revenue over 20 years. Such residual interest could be substantially less if the notes do not amortize as expected. The securitization is treated as debt, is included in the Banking Practice segment, and is generally non-recourse to us.

As of September 30, 2003, we had restricted cash of approximately $14.1 million. This cash is not available for general corporate purposes, but is solely used to service the securitization indebtedness incurred to finance the acquisition of LongMiller. A certain variable portion of the restricted cash is remitted to us after bondholders are paid.

In May 2002, we amended our December 28, 1999 Credit Agreement to increase the amount available under the credit facility to $125.0 million, of which $66.0 million was outstanding at September 30, 2003. We converted $50 million of the borrowings under the revolving credit facility to term debt at December 31, 2002. Of our outstanding debt at September 30, 2003, $18.0 million is term debt. The term debt is payable quarterly over five years under the term facility agreement. We had $51.5 million available under our credit lines at September 30, 2003. The revolving portion of our credit facility is scheduled to terminate on December 31, 2003, at which time any revolving debt would convert to term debt payable in quarterly installments over five years. We are in discussions with our lenders to extend and amend the terms of our existing credit agreement. The expected terms of the proposed agreement are not significantly different from our current credit agreement. The amount available under the proposed agreement is $80 million. There is no assurance that our lenders will finalize the terms of the proposed credit agreement.

The restrictive covenants under the existing loan agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all our restrictive covenants as of

September 30, 2003. Our restrictive covenants may limit our borrowing ability under our credit line.

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

Below is a summary of our contractual cash obligations and other commitments and contingencies:

                                                                                     2008 AND
                              2003       2004       2005       2006       2007      THEREAFTER       TOTAL
                             --------   --------   --------   --------   --------   ------------   ----------
Debt                          $4,527    $34,057    $28,333    $23,341    $22,658       $265,295     $378,211
Operating leases               2,650     10,484     10,468      9,952      9,496         25,090       68,140
Contingent consideration           -      9,449      8,205      4,855      2,500              -       25,009
                             --------   --------   --------   --------   --------   ------------   ----------
     Total                    $7,177    $53,990    $47,006    $38,148    $34,654       $290,385     $471,360
                             ========   ========   ========   ========   ========   ============   ==========

Intangible Assets

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

                                            SEPTEMBER 30,          DECEMBER 31,
                                                 2003                  2002
                                         -----------------     -----------------
Net present value of inforce revenue             $460,249              $479,561
Goodwill                                          123,523               117,803
Non-compete agreements                              6,996                 2,831
                                         -----------------     -----------------
          Total                                  $590,768              $600,195
                                         =================     =================
As a percentage of total assets                     82.5%                 81.7%
As a percentage of stockholders' equity            232.9%                248.9%

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to an exit or disposal plan. We adopted SFAS No. 146 as of January 1, 2003, as described in Note 4 to the condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN No. 45 as of January 1, 2003 and the adoption of this interpretation did not have a material impact on our condensed consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities--an interpretation of ARB No. 51. FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIE") and how to determine when and which business enterprises should consolidate the VIE. FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The requirements of FIN 46 are effective for financial statements of interim or annual periods ending after December 15, 2003. We do not expect that the adoption of this interpretation will have a material impact on the condensed consolidated financial statements.

In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, a vendor should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 as of July 1, 2003 and the adoption of the requirements of the consensus reached in this issue did not have a material impact on our condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted SFAS No. 149 as of July 1, 2003 and the adoption of this statement did not have a material impact on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 as of July 1, 2003 and the adoption of this statement did not have a material impact on our condensed consolidated financial statements.

RELATED PARTY TRANSACTIONS

We lease 16,266 square feet of office space and hanger space for the corporate aircraft from entities owned by our Chairman and Chief Executive Officer, for payments totaling approximately $445 thousand annually. The office space lease expires on February 21, 2009.

On May 16, 2003, we acquired an inforce revenue stream from the president of one of our practices for approximately $900 thousand. The inforce revenue relates to policies sold when he was a consultant prior to his employment as practice president. The inforce revenue is being amortized over 30 years in the Executive Benefits Practice segment.

During the first quarter 2003, we paid Randy Pohlman, a member of our Board of Directors, $40 thousand as a referral fee. This amount was accrued in our financial statements as of December 31, 2002.

Robert Long became a member of our Board of Directors, filling a vacant seat in January 2003 in connection with the LongMiller acquisition. He received a substantial amount of the proceeds, including asset-backed notes, from the November 2002 purchase of LongMiller.

On September 25, 2002, we entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of our principal stockholders. During 2002, we received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.2 million in the last half of 2002, pursuant to this agreement. Under the terms of this agreement, we expect to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years depending upon certain conditions. Of this annual amount, $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and we will not have access to this cash for general corporate purposes until the securitization notes are fully paid. This revenue, net of amounts provided for chargebacks, is being recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or if there is a section 1035 exchange. Any chargeback amounts are deducted from the next scheduled payment. We received payments of approximately $1.3 million and $2.5 million during the three and nine months ended September 30, 2003, respectively under the terms of this agreement.

In 2003, we terminated three split dollar policies with three of our officers. One remaining split dollar policy with an officer is expected to be terminated in the fourth quarter of 2003. We have not paid any premiums on these policies since before July 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, we had total outstanding indebtedness of $378.2 million, or approximately 153.9% of total market capitalization. Of our outstanding debt, $5.2 million was subject to fixed rates of 10.0% at September 30, 2003. Of our outstanding debt, $18.0 million is term debt and is subject to a variable rate based on LIBOR plus a spread (3.36% at September 30, 2003). Outstanding debt on our credit revolver is $48.0 million, borrowed at prime and at a one month LIBOR rate plus a spread (weighted average interest rate of 3.33% as of September 30, 2003). The amount outstanding on our pooled trust preferred debt is $15.0 million as of September 30, 2003 (average interest rate of 5.3% as of September 30, 2003).

On January 7, 2003, we entered into two interest rate swaps with a total notional value of $50 million to hedge $50 million of LIBOR-based debt. The notional amount of the interest rate swaps amortizes at the same rate as the underlying debt. The terms of these interest rate swaps are as follows:

    EFFECTIVE                             NOTIONAL AMOUNT AT    FIXED RATE    VARIABLE RATE     FAIR VALUE AS OF
      DATE            MATURITY DATE       SEPTEMBER 30, 2003    TO BE PAID    TO BE RECEIVED   SEPTEMBER 30, 2003
------------------ --------------------- --------------------- -------------- --------------- ---------------------
January 7, 2003     December 31, 2007          $23,800             2.85%          LIBOR                  $330
January 7, 2003     December 31, 2007          $18,700             2.92%          LIBOR                   291
                                                                                                         ----
                     Total                                                                               $621
                                                                                                         ====

In order to finance the acquisition of LongMiller, we entered into a securitization of a majority of the inforce revenues of LongMiller, raising $305 million of gross proceeds. The securitization is broken into four traunches, each rated by Standard & Poors. The traunches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", the B-class traunch of $108 million rated "A" and the C-class traunch of $30 million rated "BBB". The weighted average interest cost over the expected average life of the asset-backed notes is approximately seven percent. The securitized net inforce revenues, which are approximately $40.6 million in 2003, are used to pay interest and principal to the bondholders. Assuming the securitized notes amortize as expected, the securitization will provide residual cash flow to us of approximately five percent of the securitized inforce revenue while the notes are amortizing, and our residual interest would equal approximately 28% of the expected net present value of the securitized inforce revenue over twenty years. Such residual interest could be substantially less if the notes do not amortize as expected. The securitization is treated as debt, is included in the Banking Practice segment, and is generally non-recourse to us.

Interest rate risk - We have exposure to changing interest rates and, as discussed in Note 9 to the financial statements, are engaged in hedging activities to mitigate this risk. The interest rate swaps, which we have entered into, are used to hedge our interest rate exposure on the LIBOR variable rate debt outstanding at September 30, 2003. Interest on the remaining $38.5 million of unhedged debt at September 30, 2003 bears interest at LIBOR plus 225 basis points, LIBOR plus 420 basis points and prime. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $385 thousand on interest expense on an annual basis.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations under agreements with our consultants. During the nine months ended September 30, 2003, we received $1.5 million from the favorable settlement of a lawsuit.

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

We responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with us and contacting our clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted our motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients. On June 5, 2003, the Court entered a preliminary injunction, which prohibits Mr. MacDonald and persons acting in concert with him from soliciting clients of our Executive Benefits Practice. On July 24, 2003, the Court issued its order granting our Motion to Compel Arbitration and those proceedings have been commenced by both us and Mr. MacDonald. We deny any wrongdoing and intend to vigorously defend Mr. MacDonald's claims. We also intend to vigorously pursue the enforcement of Mr. MacDonald's non-competition and non-solicitation covenants.

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

On May 30, 2001, we were named a defendant in a lawsuit filed in the District Court of LaSalle County, Texas alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified. The trial has been scheduled to begin in February 2004. We deny any and all claims and allegations in this action and intend to vigorously defend this matter. The matter is covered by our existing insurance.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      The list of exhibits required by this Item 6(a) appears on the
                 Exhibit Index attached hereto.
        (b)      Reports on Form 8-K.

        On September 16, 2003, we filed an 8-K related to our intent to securitize insurance revenue assets.

        On July 28, 2003, we filed an 8-K related to our results for three and six months ended June 30, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CLARK, INC.



Date     November 13, 2003                 /s/ Tom Wamberg
                                           -------------------------------------
                                                      Tom Wamberg
                                           President and Chief Executive Officer


Date     November 13, 2003                 /s/ Jeffrey W. Lemajeur
                                           -------------------------------------
                                                   Jeffrey W. Lemajeur
                                                 Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 of Clark's Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 15, 1998).

3.2 Certificate of Amendment of Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.3 to Amendment No.1 to Clark's Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 27, 1998).

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

3.7 Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 2 to Clark's Registration Statement on Form S-1, File No. 333-56799 filed with the SEC on August 11, 1998).

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

10.1 Employment Agreement, dated as of September 1, 1999, by and between Clark/Bardes Holdings, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.48 of Clark/Bardes' quarterly report on Form 10-Q, File No. 000-24769, filed with the SEC on November 12, 1999).

         (a) First Amendment, dated March 6, 2002, to the Employment Agreement by and between Clark/Bardes Holdings, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.15 of Clark, Inc.'s annual report on Form 10-K, File No. 000-24769, filed with the SEC on March 27, 2002).

         (b) Second Amendment, dated May 1, 2003, to the Employment Agreement by and between Clark, Inc. and W.T. Wamberg.*

         (c) Third Amendment, dated October 1, 2003, to the Employment Agreement by and between Clark, Inc. and W.T. Wamberg.*

10.2     Employment Letter dated August 29, 2003 between Clark, Inc. and Jeffrey
         W. Lemajeur.*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

         --------------------
         * Filed herewith