Form 10-K
period 2003-12-31
CLARK INC
filed 2004-03-12
CIK 1063980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003
                        Commission file number: 001-31256

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

                                 (847) 304-5800
                        (Registrant's telephone number)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X] No [ ]

         The aggregate market value of common stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2003 was approximately $110.7 million.

         As of March 1, 2004, the Registrant had outstanding 18,539,203 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive proxy statement for the 2004 annual meeting is incorporated into Part III of this Form 10-K by reference.

                                TABLE OF CONTENTS

                                                                                                             PAGE

FORWARD-LOOKING STATEMENTS..............................................................................        2
PART I
  ITEM 1.          BUSINESS.............................................................................        3
  ITEM 2.          PROPERTIES...........................................................................       15
  ITEM 3.          LEGAL PROCEEDINGS....................................................................       16
  ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................       16

PART II
  ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................       17
  ITEM 6.          SELECTED FINANCIAL DATA..............................................................       18
  ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       20
  ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................       34
  ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................       34
  ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.       34
  ITEM 9A.         CONTROLS AND PROCEDURES..............................................................       35

PART III
  ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................       35
  ITEM 11.         EXECUTIVE COMPENSATION...............................................................       35
  ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................       36
  ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................       36
  ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................       36

PART IV
  ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................       36
SIGNATURES..............................................................................................       67


                           FORWARD-LOOKING STATEMENTS

         This Form 10-K and the documents incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

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

                                     PART I

ITEM 1.  BUSINESS

Overview

         Founded in 1967, Clark, Inc. is a national firm dedicated to helping companies keep their best people through integrated compensation, benefits, and funding solutions. We design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. We have approximately 3,950 clients that use our customized programs to supplement and secure benefits for their executives, key employees and other professionals and to offset the costs of employee benefit liabilities our clients also rely on our consultants to structure their compensation programs. We were one of the first organizations to offer business-owned and bank-owned life insurance programs.

         On June 9, 2003, we, (formerly known as Clark/Bardes, Inc.) changed our name to Clark, Inc. On May 7, 2003, our broker/dealer subsidiary (formerly knows as Clark/Bardes Financials Services, Inc.) changed its name to Clark Securities, Inc. ("CSI"). On April 24, 2003, our operating entity, (formerly known as Clark/Bardes Consulting, Inc.) changed its name to Clark Consulting, Inc.

         We have experienced significant growth and transition over the last several years. A majority of our revenues result from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients' benefit programs. As a result of a series of acquisitions, we have expanded our service offerings to become a value-added provider of a wide range of employee compensation and benefit consulting services. Our sources of revenue are: (1) commissions paid by insurance companies issuing the policies underlying our benefit programs, (2) program design and administrative service fees paid by our clients, (3) executive compensation, benefit, and consulting fees and (4) legislative liaison and related advisory services.

         We are headquartered at 102 S. Wynstone Park Drive, North Barrington, Illinois 60010 and maintain offices nationwide. Our Internet address is www.clarkconsulting.com. We post, by means of a hyperlink to the SEC's website, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K and any amendments to those reports filed or furnished to the SEC. All such filings are on our website and available free of charge. Information related to our corporate governance can also be found on our website under "corporate governance."

Our products and services

         We provide executive compensation and benefit consulting services as well as evaluate, design, implement, and administer a diverse array of compensation and benefit programs for executives, key employees, and other professionals. Typically, in selling, designing, and implementing executive compensation and benefit programs, we:

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

         o arrange for the placement of the insurance coverage or other instruments which will finance the underlying programs; and

         o provide the enrollment, reporting, and ongoing administrative services associated with the programs.

         Most of our benefit programs are financed by business-owned life insurance and other financial products. Business-owned life insurance refers to life insurance policies purchased and owned by a business on the lives of a select group of employees. The business pays the premiums on, and is the owner and beneficiary of, such policies. Business-owned life insurance programs are used primarily to offset a client's cost of providing executive benefits and to supplement and secure benefits for executives, key employees, and other professionals. The cash flow characteristics of business-owned life insurance policies are designed to closely match the long-term cash flow characteristics of a client's employee benefit liabilities. Additionally, the cash value of the business-owned life insurance policies grow on a tax-deferred basis and the policies' death benefits are received tax free, providing an attractive return to the client.

         We maintain strategic relationships with insurance companies such as AEGON, AXA/Equitable, General American, Great-West, Mass Mutual, Nationwide, New York Life, ING, Travelers, and West Coast Life, in which both parties are committed to developing and delivering creative products with high client value. We work closely with clients to design customized products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features and competitive pricing.

         Set forth below is a description of our principal benefit plan solutions, consulting services, financing products, and administrative services.

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

         Supplemental Executive Retirement Plans. Supplemental executive retirement plans are specifically designed to supplement the dollar limitation on benefits paid from qualified pension plans. The maximum dollar amount of compensation that can be used to determine the pension benefits payable to an executive from a qualified plan is currently set at $200 thousand. Accordingly, non-qualified plans such as supplemental executive retirement plans, which are not subject to the same stringent rules, have increased in popularity. Many supplemental executive retirement plans are funded with the same insurance products and strategies used to fund deferred income plans.

         Supplemental Offset Plans. Supplemental offset plans are designed to supplement an executive's retirement income by restoring benefits previously limited by legislative changes. Supplemental offset plans are funded with insurance policies using a technique commonly known as "split dollar." Ownership rights to an individual policy are shared between the corporation and the executive. The corporation and the executive share in the insurance policy's increasing cash value and death benefit. The corporation pays the premiums and recovers these expenditures from its share of the policy's proceeds. The executive's interest in such policy is targeted to equal the present value of the retirement benefits due at the time of such executive's retirement. In September 2003, the Treasury Department finalized regulations changing the manner in which split dollar life insurance arrangements will be taxed. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Additionally, provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives. The final split-dollar regulations and the Sarbanes-Oxley Act of 2002 have significantly reduced the amount of revenue generated from new split dollar arrangements and may further reduce revenue from existing split dollar arrangements in the near term.

         Group Term Carve Out Plans. Currently, a corporation can provide its employees with a group term life insurance policy death benefit of up to $50 thousand on a tax-free basis. The cost of providing a death benefit in excess of $50 thousand is taxed to the employee as ordinary income. Group term carve out plans allow companies to provide portable coverage in a customized program of amounts greater than $50 thousand that are taxed at lower rates. The purpose of group term carve out plans is to provide a greater amount of insurance and post-retirement death benefit to the employee at a competitive overall cost.

         Disability Income Plan. Many companies provide group disability income insurance for their employees. In many cases, these plans have limits that may not be sufficient to provide reasonable income replacement for executives in the event of a disability. Group disability insurance plans marketed by our Executive Benefits Practice and Healthcare Group supplement the group plans currently in place, and provide additional income for executives in the event of a disability.

         ExecuFLEX Program. Our Healthcare Group provides a total compensation planning approach to the not-for-profit healthcare market through its "ExecuFLEX" program. The program includes a base level of benefits, such as medical, dental, vision, long-term disability, long-term care, and group term life insurance. In addition, participants are provided an allowance made up of company contributions and voluntary personal deferrals. The flex allowance is used to supplement base coverage and to add to the employees' retirement funding. The Execu-FLEX program is designed to provide maximum flexibility to the participants at a minimal cost to the organization. The success of ExecuFLEX has led us to offer the program to companies serviced by our other operating groups as well as additional market segments within the healthcare industry.

CONSULTING SERVICES

         With the acquisition of Pearl Meyer & Partners in 2000, we entered the market for senior executive and board of director level executive compensation consulting. At the time of the acquisition, Pearl Meyer & Partners was one of the largest independent executive compensation consulting firms in the United States, and the acquisition broadened the services we offer to our clients.

         In 2002, we formed our Human Capital Practice. The practice was formed by combining our existing Rewards and Performance Group and ten former partners and 74 support staff from Arthur Andersen LLP's ("Andersen") Human Capital Practice. The Human Capital Practice provides compensation benefits and human resources consulting services and products to major companies. As of October 1, 2003, we reorganized the executive compensation consulting practices. As part of this reorganization, some of the operations and employees of Human Capital Practice were transferred to Pearl Meyer & Partners. The remaining business of Human Capital Practice consists of actuarial/retirement plan and investment advisory services.

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

FINANCING PRODUCTS

         Business-Owned Life Insurance. Business-owned life insurance is life insurance purchased and owned by an employer on the lives of a group of its employees. The insurance is used to help offset the cost of the employee benefit obligations of the employer. The insurance is held as a general asset and is not directly linked to the employee benefits. Business-owned life insurance is marketed to mid-sized and large corporations and healthcare institutions.

         Bank-Owned Life Insurance. When utilized by banks, business-owned life insurance (as discussed above) is referred to as bank-owned life insurance. We market these programs to banks with assets in excess of $5 billion, as well as to regional and community banks that generally have assets of less than $5 billion.

ADMINISTRATIVE SERVICES

         We believe that we are an industry leader in providing high quality and customized administrative services to support the executive benefit and insurance programs we market. As of December 31, 2003, we administered approximately 396 thousand policies for approximately 3,000 clients. As of the same date, the insurance policies underlying our employee benefit programs represented a total of approximately $171 billion of inforce insurance coverage.

         The following table presents the number of clients, policies administered, and inforce coverage as of December 31, 2003.

                                EXECUTIVE BENEFITS           BANKING          HEALTHCARE
                                     PRACTICE               PRACTICE            GROUP               TOTAL
                              -----------------------     --------------    ---------------    ----------------
  CLIENTS                                        400              2,100                500               3,000
  POLICIES ADMINISTERED                       89,000            288,000             19,000             396,000
  INFORCE COVERAGE                           $45 billion       $121 billion         $5 billion        $171 billion


         We also provide consulting services for an additional 950 clients.

         We generate fee-based revenues from providing administrative services to our clients. We approach administrative services with a strategy focused on servicing our clients' unique requirements and needs through customized, value-added services and intensive support in order to create brand and client loyalty and lower sensitivity to price.

         We offer customized enrollment and administrative services for our employee benefit programs. In an effort to provide a high level of personalized services, each client is assigned an account team comprised of specialists who are responsible for servicing the needs of that client. The administrative services provided by each of our practices' account specialists include coordinating and managing the enrollment process; distributing communication materials; monitoring financial, tax and regulatory changes; providing accounting reports and periodic benefit statements to participants; performing annual reviews, and reporting the historical and projected cash flow and earnings impact of the plans. Each practice's account specialists are supported by actuarial, financial, and insurance experts.

         We build our client base by fostering long-term client relationships. To this end, the training and focus of each account team centers on our goal of delivering the highest quality program, implementation, and administrative services in the industry. This benefits both the client, through top professional support, and the consultant, who can focus more closely on the consulting process. To further emphasize long-term client relationships, we enter into administrative agreements with each client, in most cases for a term of five to ten years.

         We believe our commitment to providing high quality client and administrative services is one of the primary reasons that we have achieved the success we have enjoyed to date. We believe that our continued focus on, and investment in, the personnel and technology necessary to deliver high quality service to our clients will continue to bolster our reputation as an industry leader.

OUR BUSINESS UNITS

         We operate through six operating segments: (1) Executive Benefits Practice, (2) Banking Practice, (3) Healthcare Group, (4) Human Capital Practice, (5) Pearl Meyer & Partners, and (6) Federal Policy Group. Through these six segments, we design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting and legislative strategic services to U.S. corporations, banks, and healthcare organizations. Our six operating segments operate as independent and autonomous business units with a central corporate staff responsible for finance, strategic planning, human resources, and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

         We have structured these segments to be independent because each has an established reputation in their distinct markets and a specific expertise required to serve these markets. Through these segments, we are able to tailor compensation and benefit programs and consulting services to the unique needs of our clients.

EXECUTIVE BENEFITS PRACTICE

         One of the leaders in its field, our Executive Benefits Practice ("EBP") focuses on the marketing, designing, implementation, administration, and placement of financing of non-qualified benefit plans for companies of all sizes, including Fortune 1000 companies and other companies which can benefit from our products and services. This segment currently administers approximately 400 client cases, covering approximately 89,000 policies for executives, key employees, and other professionals. The large corporate marketplace in which the Executive Benefits Practice does business requires a significant degree of customization. Growth in this group will focus on further penetrating the corporate marketplace and providing additional executive compensation and benefits services to corporations. EBP has struggled in recent years as a result of a difficult United States economic and legislative environment, which most directly affects this segment of our business.

BANKING PRACTICE

         Also, one of the leaders in its industry, the Banking Practice offers compensation consulting, executive and director benefits programs, and bank-owned life insurance to the bank market. The Banking Practice is a market leader that provides programs to approximately 2,100 banks, including 30 of the top 50 largest banks in the United States. In addition to compensation and benefit programs, this group also performs incentive consulting and works with banks in the design of ownership succession programs. Traditionally, the Banking Practice has experienced a large spike in new business during the last two weeks of December each year. The impact of a sustained low interest rate environment in December of 2003 negatively impacted our product offerings and our ability to close new business. The uncertainty about the direction of future interest rates will continue to impact this segment of our business in 2004.

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

HUMAN CAPITAL PRACTICE

         The Human Capital Practice was formed in 2002 by combining our existing Rewards and Performance Group with former partners and support staff from the Human Capital Practice of Arthur Andersen LLP. The Human Capital Practice has experienced revenue difficulties related to the start-up of a new consulting practice and has not performed up to expectations. As of October 1, 2003, we reorganized our executive compensation consulting practices. As part of this reorganization, some of the operations and employees of Human Capital Practice were transferred to Pearl Meyer & Partners. The remaining business of the Human Capital Practice consists of actuarial/retirement plan and investment advisory services.

PEARL MEYER & PARTNERS

         Our executive compensation consulting practice was created through the acquisition, on June 21, 2000, of Pearl Meyer & Partners, Inc., a New York City-based consulting firm specializing in executive compensation and retention programs. The Pearl Meyer & Partners organization is focused predominantly on executive compensation consulting for Fortune 1000 corporations. It is one of the largest executive compensation consulting organizations in the United States.

FEDERAL POLICY GROUP

         With the acquisition of the Federal Policy Group ("FPG") in 2002, we were able to expand our services to include a variety of legislative and regulatory strategic services. FPG develops and implements strategies to pursue legislative changes; anticipate and respond to proposed legislative initiatives; help shape administrative regulations and rulings; and raise the visibility of our clients through testimony before Congress and other avenues. FPG's clients include Fortune 500 companies, trade associations, and other businesses.

DISTRIBUTION

         Each of our segments markets its employee benefit programs and related administrative and consulting services through an in-house sales organization as well as through consultants in independently operated sales offices located throughout the United States. As of December 31, 2003, we were represented by 170 employee and 36 independent consultants.

         Our independent consultants enter into exclusive agency agreements with us to market programs and services on our behalf. Each agreement defines the duties of the consultant to solicit and sell covered business in an exclusive geographic territory, the commission splits between the consultant and us, and includes a confidentiality agreement and operating standards. We pay a substantial portion of the total sales revenue as commissions to the independent consultant, usually from 50% to 65% of total revenue. All of our independent consultants are responsible for their own operating expenses. Most of our segments generate a significant portion of their sales revenue through employee-consultants and we bear the administrative expense of the employee-consultants in exchange for lower commission expense.

         Many of our products have a securities component and must be sold through a licensed broker/dealer. Clark Securities, Inc. ("CSI") is used by our consultants for distributing these securities-related products. CSI currently distributes insurance, annuities, and mutual funds for our products. CSI currently has 246 registered representatives and is licensed to operate in all 50 states and the District of Columbia. By having our own broker/dealer, we are able to control costs and sensitive customer information more effectively than if we used an outside broker/dealer.

         Clark Reinsurance Company, Ltd. ("CRCL"), a wholly-owned subsidiary of Clark, Inc., was incorporated in the Cayman Islands with Limited Liability effective December 13, 2001. CRCL was formed in order to increase and diversify our earnings stream by participating in the underwriting profits of the insurance business produced by its various operating segments. The insurance license for CRCL has been issued and was capitalized effective as of February 1, 2002. The business activity in this subsidiary during 2003 consisted of operating expenses. No revenue was generated by this entity during 2003 or 2002.

         Our consultants are supported by a design and analysis department in each segment. The primary responsibility of the design and analysis department is to design customized compensation and benefit programs that will effectively reduce the costs of a client's employee benefit and compensation liabilities. The design analyst works with the consultant to identify the needs of a prospective client and investigates the availability and pricing of products that are compatible with that client's needs. Finally, the analyst develops the financial projections necessary to evaluate the benefit costs and cost recoveries for the prospective client, together with an analysis of financing alternatives to assist the client in making a decision.

         We recognize the importance of attracting and retaining qualified, productive sales professionals. We actively recruit and develop new sales professionals in order to add to our distribution capacity. Further, our acquisition strategy focuses on retaining the productive sales professionals of the entity being acquired.

         We are dependent on a few select consultants for a portion of our revenue. Our top three consultants collectively accounted for approximately 7.4% of our total revenue in 2003, 6.8% of our total revenue in 2002, and 6.8% of our total revenue in 2001. We expect this concentration to decrease as we expand our consultant base and product offerings.

MARKETING SUPPORT

         Investments have been made to establish highly qualified marketing departments in each practice. Each marketing department's primary focus is to support the sales efforts of their operation through integrated marketing communications strategies. The marketing departments develop and track leads for consultants through various channels including advertising, public relations, trade shows, and direct mail. Additionally, the marketing function provides collateral materials, business communication, brand support, and survey research and distribution. We distribute external newsletters and other program update pieces to approximately 15,000 clients and prospects throughout the year and sponsor conferences and meetings featuring our industry experts. Public relations and corporate marketing functions coordinate the publication of articles, white papers, and briefs written by our consultants and ensure that our representatives are positioned as thought leaders and industry experts in national, local, and industry trade publications. These efforts have made us a clear leader in the executive compensation and benefits consulting industry.

         Our distribution strategy seeks to leverage our relationships within our organization and among our business partners. We establish relationships with carriers and professional service providers that provide opportunities for cross-utilization of services. We have also developed strategic relationships with several professional service firms that are used as a referral source for our consultants. In addition, we have an advisory board of current and former industry leaders familiar with our products and services who provide introductions to prospective clients. We believe these relationships assist our consultants in gaining access to the appropriate personnel of prospective clients and more effectively establish relationships based on a position of trust.

INDUSTRY BACKGROUND

         Over the past twenty years, as the result of legislative change and increased competition for executive talent, compensation and benefit programs have become more sophisticated and complex. In turn, the financing of these programs has also become increasingly complex. Corporations and banks now commonly use life insurance to offset the costs of employee benefit liabilities and several large insurers, including AEGON, General American, Great-West, Mass Mutual, New York Life, Nationwide, ING, and Travelers, have committed significant resources to develop business-owned life insurance products for use in this market. The industry has shifted more toward the use of variable life insurance, which contain equity investment features to meet these needs.

         At the same time, the corporations, banks, and healthcare organizations that use these services have become more sophisticated and demanding. Clients now regularly perform extensive due diligence on the firms providing their compensation and benefit programs. Issues related to reputation and technological capabilities are now central to their decision-making process. In addition, the client's expectation regarding the level of administrative services to be provided and technological capabilities of a provider has risen substantially. For example, in the early 1990's, community banks went through a consolidation phase. This consolidation gave bank executives a greater appreciation and need for expertise regarding the impact of consolidation on their compensation and benefit programs. This developed into a stronger demand by the community banking industry for expert advice in addressing estate and continuity planning. In addition, healthcare organizations have been faced with growing challenges to attract and retain executives. The tax status of healthcare providers, many of whom are not-for-profit healthcare organizations, requires tailored compensation and benefits programs that comply with the various not-for-profit compensation and benefit rules.

         Our products and services have also historically been affected both positively and negatively by legislative change. For example, prior legislation has increased the attractiveness of non-qualified benefit plans for highly-paid executives by limiting the amount of tax-deductible contributions to traditional pension plans. In contrast, tax legislation was enacted in 1996 that disallowed interest deductions on policy loans and essentially eliminated a financing technique for corporations known as "leveraged corporate-owned life insurance." Recently finalized Treasury regulations change the manner in which split dollar arrangements will be taxed. The new treatment will be, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Additionally, provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives.

         There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. On September 17, 2003, the Senate Finance Committee approved legislation proposed by Sen. Jeff Bingaman (D-NM) that would tax the death benefits taxpayers receive from certain policies on the lives of former employees. Following an intensive lobbying effort by the insurance industry, the Finance Committee on February 2, 2004, reconsidered the business-owned life insurance provision it had previously approved and, in its place, approved legislation that generally would tax the death benefits taxpayers receive from policies on the lives of employees or former employees only in cases where the insured person had not consented to being covered or in the case of a former employee, where the insured was not among the company's highly-compensated employees at the time of policy issuance. We believe that this most recent proposal, if enacted, would not have a material adverse effect on our revenue from the sale of business-owned life insurance policies. However, if Congress were to adopt legislation broadly limiting the tax-free payment of death benefits on such policies or otherwise adversely affecting the tax treatment of the policies, future revenues from the sale of business-owned life insurance policies could materially decline.

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

         We also believe the industry offers additional growth opportunities. We estimate that there are approximately 15,000 corporations, banks, and healthcare institutions that have executive compensation and benefits needs, which can be served by us. Of these, we currently have approximately 3,000 as executive benefit, banking, and healthcare clients. In addition, the rising pay of executives and the nearing retirement of the baby-boom generation are significant macro-trends that we believe will drive growth in our industry in the future.

EMPLOYEES

         As of December 31, 2003, we employed 948 people as follows:

        Executive Benefits Practice                                         250
        Banking Practice                                                    300
        Healthcare Group                                                    177
        Human Capital Practice                                               50
        Pearl Meyer & Partners                                               83
        Federal Policy Group                                                 12
        Resource Center (Corporate) and Clark Securities, Inc.               76
                                                                           -----
                  Total                                                     948
                                                                           =====

The majority of our employees have college degrees, with several holding advanced degrees in law, accounting, finance, business administration, or actuarial science. Professional development is a highly valued industry characteristic, and insurance and financial planning designations, such as Chartered Life Underwriter, Fellow of the Life Management Institute, Fellow of the Society of Actuaries and Certified Financial Planner, are held by a large number of our employees. We actively encourage continuing education for employees through expense reimbursement and reward plans. Due to the specialized nature of the business, we often recruit experienced persons from insurance companies, consulting firms, and related industries.

COMPETITION

         The executive compensation and benefit consulting market is highly competitive as the margins from this type of work are high. We compete with consulting firms, brokers, third party administrators, producer groups, and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Executive Benefits Practice include Mullin Consulting, TBG Financial, and Fidelity Investments. The competitors of our Banking Practice include Charon Planning and Analect. Additionally, the banking industry continues consolidating, which may reduce the number of potential bank clients. Primary competitors of our Healthcare Group, Human Capital Practice, and Pearl Meyer & Partners include Sullivan & Cotter, Towers Perrin, and Mercer Consulting Group.

         We compete for clients on the basis of reputation, client service, program and product offerings, and the ability to tailor our products and administrative services to the specific needs of a client. We believe that we are in a superior competitive position in most of the meaningful aspects of our business because of our track record, name recognition, established relationships, industry focus and expertise, and specialization. We do not consider our direct competitors to be our greatest competitive threat. Rather, we believe that our most serious competitive threat will likely come from large, diversified financial services organizations that are willing to expend significant resources to enter our markets and from the larger competitors that pursue an acquisition or consolidation strategy similar to ours.

GOVERNMENT REGULATION

         State governments extensively regulate our life insurance activities. We sell our insurance products in all 50 states and the District of Columbia through licensed insurance producers. Insurance laws vary from state to state. Each state has broad powers over licensing, payment of commissions, business practices, policy forms, and premium rates. While we have not encountered regulatory problems in the past, we cannot assure you that we will always be in compliance with all applicable regulatory requirements of each state. Additionally, we cannot be sure if we or our consultants or the insurance carriers underwriting the policies will encounter regulatory problems in the future, including any potential sanctions or penalties for operating in a state without all required licenses.

         While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws. As a result, our consultants and entities with which we have administrative service agreements related to selling those products, must be registered with the National Association of Securities Dealers. We market these financial products through CSI, a wholly-owned subsidiary and a registered broker-dealer. While we have not had any regulatory problems in the past related to these products, we cannot assure you that our consultants or we will not have regulatory problems in the future.

                                  RISK FACTORS

         You should carefully consider the risks described below together with the other information contained in this 10-K before making a decision to invest in our common stock. The risks described below are not the only risks we face. Additional risks and uncertainties of which we are unaware or currently believe may be immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, and operating results could be adversely affected.

RISKS RELATED TO OUR INDUSTRY

WE ARE SUBSTANTIALLY DEPENDENT ON REVENUE GENERATED BY THE SALE OF BUSINESS-OWNED LIFE INSURANCE POLICIES. CHANGES IN FEDERAL TAX AND LEGISLATIVE LAWS COULD MATERIALLY AND ADVERSELY AFFECT OUR RENEWAL INCOME AND ABILITY TO GAIN NEW BUSINESS.

         Many of the compensation and benefit programs we design and implement for our clients are financed with business-owned life insurance. Business-owned life insurance programs have tax advantages associated with such products that are attractive to our current and prospective clients. Commission revenue from these products represented 72.4%, 71.4% and 78.6%, of our total revenues in 2003, 2002, and 2001, respectively.

         There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. On September 17, 2003, the Senate Finance Committee approved legislation proposed by Sen. Jeff Bingaman (D-NM) that would tax the death benefits taxpayers receive from certain policies on the lives of former employees. Following an intensive lobbying effort by the insurance industry, the Finance Committee on February 2, 2004, reconsidered the business-owned life insurance provision it had previously approved and, in its place, approved legislation that generally would tax the death benefits taxpayers receive from policies on the lives of employees or former employees only in cases where the insured person had not consented to being covered or in the case of a former employee, where the insured was not among the company's highly-compensated employees at the time of policy issuance. We believe that this most recent proposal, if enacted, would not have a material adverse effect on our revenue from the sale of business-owned life insurance policies. However, if Congress were to adopt legislation broadly limiting the tax-free payment of death benefits on such policies or otherwise adversely affecting the tax treatment of the policies, future revenues from the sale of business-owned life insurance policies could materially decline.

         In September 2003, the Treasury Department finalized regulations changing the manner in which split dollar life insurance arrangements will be taxed. The new tax treatment is, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Additionally, provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives. The final split-dollar regulations and the Sarbanes-Oxley Act of 2002 have significantly reduced the amount of revenue generated from new split dollar arrangements and may further reduce revenue from existing split dollar arrangements in the near term.

OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IN INTEREST RATES, STOCK PRICES AND GENERAL ECONOMIC CONDITIONS.

         General economic conditions and market factors, such as changes in interest rates and stock prices, can affect our commission and fee income and the extent to which clients keep their policies inforce year after year. Equity returns and interest rates can have a significant effect on the sale and profitability of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products could become attractive to potential purchasers of the programs we market. When interest rates are at historically low levels, our fixed income products become less attractive to potential purchasers. Further, a prolonged decrease in stock prices can have an effect on the sale and profitability of our clients' programs that are linked to stock market indices. We cannot guarantee that we will be able to compete with alternative products if these market forces make our clients' programs unattractive.

         The general down cycle in the U.S. economy from 2000 through early 2003 has adversely affected the financial condition of our clients, which in turn resulted in a significant reduction in demand for compensation and benefit consulting services and programs. A deterioration of economic conditions could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO REGULATION AT THE STATE LEVEL.

         State governments extensively regulate life insurance activities. We sell our insurance products in all 50 states through licensed insurance consultants operating as independent agents as well as through our employee consultants. States have broad powers over licensing, payments of commissions, business practices, policy forms, and premium rates. Insurance laws related to licensing, marketing activities, and the receipt of commissions varies from state to state. While we have not encountered significant regulatory problems in the past, we cannot assure you that we or the consultants through whom we sell will be in compliance at all times with all applicable regulatory requirements of each state.

RISKS RELATED TO OUR COMPANY

WE FACE STRONG COMPETITION.

         Our business is highly competitive. We compete with consulting firms, insurance brokers, third party administrators, producer groups, and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Executive Benefits Practice include Mullin Consulting, TBG Financial, and Fidelity Investments. The competitors of our Banking Practice include Charon Planning and Analect. Additionally, the banking industry is constantly consolidating, which may reduce the number of potential bank clients. Primary competitors of our Healthcare Group, Human Capital Practice, and Pearl Meyer & Partners include Sullivan & Cotter, Towers Perrin, and Mercer Consulting Group.

         We may also face competition from large, diversified financial services firms willing and able to expend the resources to enter our markets and from large direct competitors that choose to pursue an acquisition or consolidation strategy similar to ours.

WE ARE DEPENDENT ON CERTAIN KEY CONSULTANTS.

         Our top three consultants collectively accounted for approximately 7.4% of our total revenue in 2003, 6.8% of our total revenue in 2002, and 6.8% of our total revenue in 2001. We enter into agreements with our consultants in which they agree not to compete with us for a period of time after their relationship with us terminates. We cannot assure you that we will be able to maintain consultant relationships with our most productive consultants or that any non-compete provisions in the agreements will be honored or enforceable. Our business could suffer in the future as a result of the loss of any of our most productive consultants.

OUR BUSINESS DEPENDS ON THE RENEWAL COMMISSIONS WE GENERATE FROM THE LIFE INSURANCE POLICIES UNDERLYING OUR CLIENTS' COMPENSATION AND BENEFIT PROGRAMS.

         We derive a substantial portion of our revenue from the renewal commissions we earn on the business-owned life insurance policies and other financial instruments that underlie our clients' compensation and benefit programs. We earn these annual commissions so long as the underlying policies remain in existence. If a client chooses to cancel a policy, we will stop receiving any renewal commissions and fees on that policy. In addition, if a client delays or reduces the annual premiums it pays on the underlying policy due to a flexible premium structure or financial difficulties, our renewal commissions may be correspondingly delayed or reduced. We have historically experienced average persistency of approximately 95% on the policies underlying our renewal commissions although we cannot assure you that the persistency rate will not decline in the future.

OUR QUARTERLY OPERATING RESULTS VARY DRAMATICALLY.

         Our operating results fluctuate considerably from quarter to quarter. We have experienced and may continue to experience large concentrations of revenue in the first and fourth quarters. Our operating results may be affected by a number of factors including: a significant portion of the funding for our bank-owned life insurance products occurs in the fourth calendar quarter, many deferred compensation plans marketed by our Executive Benefits Practice are financed in the first fiscal quarter; and the timing of significant sales can have a material impact on our quarterly operating results.

         Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not consistently reliable indicators of future performance. Significant downward fluctuations in our quarterly operating results could result in a sharp decline in the trading price of our common stock. See further discussion about the quarterly operating results in Note 23 to the Consolidated Financial Statements under Item 15 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM.

         Our performance depends largely on the performance of our executive officers and key employees. It is important to us to keep and motivate high quality personnel, especially our management, consultants, and program development teams. The loss of the services of any of our key employees particularly Tom Wamberg, Chairman and Chief Executive Officer; Thomas M. Pyra, Chief Operation Officer; Jeffrey W. Lemajeur, Chief Financial Officer; Les Brockhurst, President of the Executive Benefits Practice; Richard C. Chapman, President of the Banking Practice; Ken Ackerman, President of the Healthcare Group; Bruce Benesh, President of Human Capital Practice, Steve Hall, President of Pearl Meyer & Partners; and Ken Kies, Managing Director of Federal Policy Group could have a material adverse effect on our business, financial condition, and operating results. We cannot assure you that we will be successful in retaining our key personnel.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR ACQUISITION STRATEGY OR INTEGRATE THE BUSINESSES WE ACQUIRE.

         Since September 1997, we have completed 26 acquisitions. At any point in time, we may also be considering several other potential acquisitions. Future acquisitions may require substantial expenditures that will be financed through cash from operations, or bank debt as well as future debt and/or equity offerings. We cannot assure you that funds will be available from banks or through the capital markets or that they will be available on terms acceptable to us. If funds are not available, we may be unable to fully implement our acquisition strategy.

         Acquisitions involve numerous risks, including the diversion of our management's time and attention to the negotiation of the transaction and to the integration of the businesses acquired, the possible need to modify financial and other systems and add management resources, and unforeseen difficulties in the acquired operations. An acquisition may not produce the revenue and profits we expect.

Thus, an acquisition that fails to meet our expectations could have a material adverse effect on our business, financial condition and operating results.

A SUBSTANTIAL PORTION OF OUR TOTAL ASSETS ARE REPRESENTED BY INTANGIBLE ASSETS.

         When we acquire a company, we normally acquire few tangible assets. Therefore, substantially the entire purchase price for the acquisition is allocated to intangible assets. The three primary components of our intangible assets are inforce revenue, goodwill, and non-compete agreements. The amounts of purchase price allocated to inforce revenue are determined by discounting the cash flow of future commissions adjusted for expected persistency, mortality, and associated costs. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives. The persistency of our inforce business is influenced by many factors outside of our control and we cannot be sure that the value we have allocated will ultimately be realized. The balance of the purchase price not allocated to identifiable intangible assets is classified as goodwill.

         If any component of our inforce revenue should become unrealizable, this could have a material adverse effect on our business, financial condition, and operating results. We cannot assure you that all of our inforce revenue will be realizable or that accounting regulatory bodies will not impose different amortization methods.

A MAJORITY OF OUR COMMISSION REVENUE IS DERIVED FROM POLICIES WRITTEN BY A LIMITED NUMBER OF INSURANCE COMPANIES.

         We depend on a select group of insurance companies to underwrite the insurance policies underlying the programs we sell. During 2003, 20 life insurance companies underwrote substantially all of the insurance policies underlying our clients' programs. Seven of these companies accounted for approximately 55.7% of our first year commission revenue in 2003, 48.3% in 2002, and 60.0% in 2001. If our relationship with any of these insurance companies, or their financial condition, were to significantly change for any reason, we could experience a disruption in our ability to provide products and services to our clients. Although we believe such disruption would only be short-term and that we would not experience any difficulties in securing replacement relationships with similar insurance companies, any long-term delays in doing so could affect our ability to provide competitive financing alternatives to our clients.

MAJOR STOCKHOLDERS HAVE THE ABILITY TO INFLUENCE STOCKHOLDER ACTION.

         AEGON and Liberty Wanger Asset Management owned approximately 12.4% and 10.4%, respectively, of our outstanding common stock as of December 31, 2003. Tom Wamberg, our Chairman and Chief Executive Officer, owned approximately 10.4% of our outstanding common stock as of December 31, 2003. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing, or deterring a change in control of Clark, Inc. that may otherwise be beneficial to stockholders.

WE ARE SUBJECT TO LITIGATION, WHICH MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND REPUTATION.

         From time to time, we are subject to lawsuits and other claims, which are being handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, we do not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows. However, adverse developments could negatively impact earnings in a particular future period. See Item 3. "Legal Proceedings."

ERRORS OR OMISSIONS IN THE SERVICES WE PROVIDE OUR CLIENTS MAY RESULT IN LIABILITIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND REPUTATION.

         We market, design, and administer sophisticated financial products and we provide accounting, actuarial, and other professional services in connection with marketing, designing, and administering these programs. Our clients rely upon the services and interpretations rendered by our employees. To the extent any services or interpretations provided by our employees prove to be inaccurate, we may be liable for the damages, and such liability, to the extent not covered by existing insurance, could have a material adverse effect on our business, financial condition, and results of operations.

WE ARE DEPENDENT ON OUR INFORMATION PROCESSING SYSTEMS.

         Our ability to provide administrative services depends on our capacity to store, retrieve, process, and manage significant databases and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown, or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on our business, financial condition, and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot assure you that such insurance or services will continue to be available at reasonable prices, cover all such losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide services.

RISKS RELATED TO OUR COMMON STOCK

THE TRADING PRICE OF OUR COMMON STOCK MAY BE SUBJECT TO SIGNIFICANT
FLUCTUATIONS.

         The trading price of our common stock could fluctuate significantly in response to variations in our operating results, changes in earnings estimates, changes in our business, and changes in general market or economic conditions. In addition, in recent years the stock market has experienced significant price and volume fluctuations. Such market fluctuations could result in a sharp decline in the trading price of our common stock and the value of your investment.

THE ISSUANCE OF ADDITIONAL COMMON STOCK MAY DILUTE OTHER STOCKHOLDERS.

         We have an aggregate of 17,347,160 shares of common stock authorized but unissued and not reserved for specific purposes. We may issue all of these shares without any action or approval by our stockholders. As of December 31, 2003, we had an aggregate of 2,377,558 unissued shares reserved for issuance under our employee and director incentive plans. In addition, 174,807 shares (based on the December 31, 2003 closing price of $19.24 per share) are subject to issuance as contingent payments in connection with our recent acquisitions, if stipulated revenue and/or financial targets are achieved. We intend to continue to actively pursue acquisitions of competitors and related businesses and may issue shares of common stock in connection with those acquisitions. Any shares issued in connection with our acquisitions, the exercise of stock options, or otherwise would dilute the percentage ownership held by existing stockholders.

EXISTING STOCKHOLDERS CAN SELL A SUBSTANTIAL NUMBER OF THEIR SHARES IN THE PUBLIC MARKET, WHICH COULD DEPRESS OUR STOCK PRICE.

         Sales of a substantial number of shares of our common stock in the open market, or the perception that such sales could occur, could adversely affect the trading price of our common stock. Mr. Wamberg held 1,931,680 shares as of December 31, 2003, representing approximately 10.4% of the outstanding shares of common stock. Institutional investors (that individually hold in excess of 5% of our outstanding shares) cumulatively represent 6,617,695 shares or approximately 35.7% of the outstanding shares of common stock. A decision by Mr. Wamberg or the other stockholders to sell shares of our common stock could adversely affect the trading price of our common stock.

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

         In addition, we have adopted a stockholder rights plan that could further discourage attempts to acquire control of us. These provisions of our certificate of incorporation, bylaws, and Delaware law could discourage tender offers or other transactions that might otherwise result in your receiving a premium over the market price for our common stock.

ITEM 2.  PROPERTIES

         The following table sets forth information with respect to the principal facilities used in our operations, all of which are leased.

                                                      CURRENT
                                                      MONTHLY       SQUARE
PRACTICE-LOCATION                                      RENT         FOOTAGE         LEASE EXPIRES
-----------------                                     -------       -------         -------------

Executive Benefits Practice--
      Dallas, Texas................................    $86,961       59,372            April 2009
      Bethesda, Maryland...........................     23,651        8,519             July 2007
      Phoenix, Arizona.............................      3,427        2,056            March 2004
      Los Angeles, California......................     62,188       37,313             June 2010
      Chicago, Illinois............................      8,290        4,737             June 2004
      Bedminster, New Jersey.......................      6,833        3,000        September 2008
      Waltham, Massachusetts.......................      6,913        2,440         November 2004
      Beachwood, Ohio..............................      5,844        3,049             June 2004
      Houston, Texas...............................     13,160        7,376        September 2008
Banking Practice--
      Bloomington, Minnesota.......................   $101,622       45,746             June 2012
      Annapolis, Maryland..........................      2,645        1,190        September 2004
      Frisco, Texas................................     11,295        6,034         February 2005
      Littleton, Colorado..........................      2,046          180           August 2004
      Dublin, Ohio.................................      2,629        2,176            March 2004
      Duxbury, Massachusetts.......................      4,496        3,455              May 2004
      Mequon, Wisconsin............................     10,007        6,025          October 2007
      Greensboro, North Carolina...................     24,601       13,066             July 2006
      Glen Allen, Virginia.........................      2,709        2,322      Being Negotiated
      Hingham, Massachusetts.......................      2,645          180         December 2004
      Morton, Illinois.............................        600          680         December 2005
      Wellington, Florida..........................      1,378        1,250            April 2006
      Memphis, Tennessee...........................      1,885        1,470            March 2004
      Deerfield, Illinois..........................      5,753        4,171            April 2008
Healthcare Group--
      Minneapolis, Minnesota.......................    $49,467       47,564             June 2008
      Kansas City, Missouri........................     34,292       20,000         December 2008
Human Capital Practice--
      New York, New York...........................   $101,559       19,672          October 2012
      Atlanta, Georgia (1).........................     27,151       15,652           August 2008
      Charlotte, North Carolina....................      6,652        3,983          October 2007
      Los Angeles, California......................     13,037        7,804             June 2010
      Berkeley, California.........................     16,997        5,483            April 2006
Pearl Meyer & Partners--
      New York, New York...........................    $79,271       19,000              May 2010
      Marlborough, Massachusetts...................     25,168       15,284             July 2005
Federal Policy Group--
      Washington, D.C..............................    $32,215        4,832         February 2012
Resource Center office--
      North Barrington, Illinois...................    $24,216       17,783         February 2009

-------------------
(1) The Executive Benefits Practice co-locates with the Human Capital Practice at this location.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations under agreements with our consultants. During the year ended December 31, 2003, we received $1.5 million from the favorable settlement of a lawsuit. The following is a summary of the current material legal proceedings pending against us.

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

         We responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with us and contacting our clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted our motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of ours. On June 5, 2003, the court entered a preliminary injunction, which prohibits Mr. MacDonald and persons acting in concert with him from soliciting clients of our Executive Benefits Practice. On July 24, 2003, the court issued its order granting our Motion to Compel Arbitration and those proceedings have been commenced by both Mr. MacDonald and us. We deny any wrongdoing and intend to vigorously defend Mr. MacDonald's claims. We also intend to vigorously pursue the enforcement of Mr. MacDonald's non-competition and non-solicitation covenants.

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

         On May 30, 2001, we were named as a defendant in a lawsuit initially filed in the District Court of LaSalle County, Texas, now in Dallas County, Texas, alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified. On February 12, 2004, settlement was reached with the lead plaintiff. The trial for the remaining plaintiffs has been continued indefinitely by the court. We deny any and all claims and allegations in this action and intend to vigorously defend this matter. The matter is covered by our existing insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Effective June 9, 2003, our common stock began trading on the New York Stock Exchange under the symbol "CLK." From March 7, 2002 through June 8, 2003, our common stock was traded on the New York Stock Exchange under the symbol "CBC." Prior to that, our common stock was traded on the NASDAQ National Market under the symbol "CLKB."

         The following table sets forth for the periods indicated the high and low closing prices for our common stock, as reported on the New York Stock Exchange.

                                                                                HIGH            LOW
                                                                                ----            ---

YEAR ENDED DECEMBER 31, 2002:
First Quarter...................................................................$28.80       $22.49
Second Quarter.................................................................. 30.60        20.73
Third Quarter................................................................... 22.04        14.05
Fourth Quarter.................................................................. 20.00        15.16

YEAR ENDED DECEMBER 31, 2003:
First Quarter...................................................................$19.48       $10.50
Second Quarter.................................................................. 12.87        10.78
Third Quarter................................................................... 16.65        11.94
Fourth Quarter.................................................................. 19.76        13.80

FIRST QUARTER TO MARCH 1, 2004..................................................$20.70       $16.68


         The closing price of our common stock on March 1, 2004, as reported on the New York Stock Exchange, was $16.68 per share. As of March 1, 2004, we had 18,539,203 outstanding shares of common stock and approximately 795 stockholders of record, which does not include shares held in securities position listings.

DIVIDEND POLICY

         We intend to retain future earnings to fund growth and currently do not plan to pay any cash dividends in the foreseeable future. Under the terms of our credit agreement with Bank One, as lead agent in a five bank lending group, we cannot declare or pay dividends or return capital to our stockholders, nor can we authorize or make any other distribution, payment or delivery of property or cash to our stockholders, unless the bank group gives its prior written consent. We can repurchase up to $5.0 million worth of our common stock under terms of the credit agreement.

RECENT SALES OF UNREGISTERED SECURITIES

         On October 7, 2003, we issued 44,298 shares of our common stock as part of the purchase price for the acquisition of Blackwood Planning Corporation. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $630 thousand and constituted 32.1% of the purchase price at closing.

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

                                                             2003(1)     2002(4)     2001(5)     2000(9)     1999(10)
                                                            ----------- ----------- ----------- ----------- -----------
           CONSOLIDATED STATEMENT OF OPERATIONS
           TOTAL REVENUE...............................       $325,929    $278,586    $236,884    $149,567    $121,722
                                                            ----------- ----------- ----------- ----------- -----------
           OPERATING EXPENSES..........................
             Commissions and fees......................         88,259      89,998      84,002      50,804      53,108
             General and administrative................        159,279     140,583     102,853      68,189      45,153
             Reimbursable expenses.....................          6,344       5,043       4,848       2,028         962
             Amortization .............................         21,579       9,249      11,560       7,138       4,370
             Settlement of litigation (2)..............         (1,500)          -           -           -           -
             Write-off of Insurance Alliance Group
             ("IAG")(6) ...............................              -           -       2,070           -           -
             Acquisition integration and
               reorganization(3).......................          7,490           -           -         518           -
                                                            ----------- ----------- ----------- ----------- -----------
           OPERATING INCOME............................         44,478      33,713      31,551      20,890      18,129
           OTHER INCOME(7).............................            302         262         354       1,075           -
           INTEREST, NET
             Income....................................            281         350         551         278         329
             Expense...................................        (24,290)     (4,070)     (5,738)     (4,970)     (3,548)
             Interest rate swap settlement(8)..........              -           -      (1,981)          -           -
                                                            ----------- ----------- ----------- ----------- -----------
           Income before taxes and cumulative effect
             of change in accounting principle,
             net of tax................................         20,771      30,255      24,737      17,273      14,910
           Income taxes  ..............................          8,089      12,404       8,725       5,825       6,079
                                                            ----------- ----------- ----------- ----------- -----------
           Income before cumulative effect of change
             in accounting principles net of tax.......         12,682      17,851      16,012      11,448       8,831
           Cumulative effect of change in accounting
             principle, net of tax.....................              -        (523)          -           -           -
                                                            ----------- ----------- ----------- ----------- -----------
           NET INCOME .................................       $ 12,682    $ 17,328    $ 16,012    $ 11,448    $  8,831
                                                            =========== =========== =========== =========== ===========

           BASIC EARNINGS PER
             COMMON SHARE:
           Basic Earnings per common share, before
             cumulative effect of change in
             accounting principle......................          $0.69       $1.06       $1.22       $1.07       $0.97
           Cumulative effect of change in accounting
             principle.................................              -       (0.03)          -           -           -
                                                            ----------- ----------- ----------- ----------- -----------
           BASIC EARNINGS PER COMMON SHARE.............          $0.69       $1.03       $1.22       $1.07       $0.97
                                                            =========== =========== =========== =========== ===========
           Weighted average shares outstanding-Basic...     18,338,963  16,896,657  13,162,899  10,744,718   9,077,775


           DILUTED EARNINGS PER
             COMMON SHARE:
           Diluted Earnings per common share, before
             cumulative effect of change in
             accounting principle......................          $0.68       $1.02       $1.18       $1.05       $0.95
           Cumulative effect of change in accounting
              principle................................              -       (0.03)          -           -           -
                                                            ----------- ----------- ----------- ----------- -----------
           DILUTED EARNINGS PER COMMON SHARE...........          $0.68       $0.99       $1.18       $1.05       $0.95
                                                            =========== =========== =========== =========== ===========
           Weighted average shares outstanding- Diluted    18,740,934  17,513,106  13,575,830  10,880,093   9,328,939

           Dividends per common share..................             $-          $-          $-          $-          $-

           CONSOLIDATED BALANCE SHEET
           Cash and Cash Equivalents...................       $  3,156    $ 14,266    $ 10,207    $  7,598    $  4,832
           Intangible Assets -- Net....................        589,803     600,195     187,728     165,373      94,991
           Total Assets................................        699,303     734,675     269,931     219,855     125,524
           Debt:
             Current...................................         16,553      22,675       1,046      11,968       7,252
             Long-Term.................................        335,968     396,038       6,079      52,605      35,473
           Total Liabilities...........................        441,035     493,553      73,739     107,297      63,156
           Stockholders' Equity........................        258,268     241,122     196,192     112,558      62,368

(1) Includes the results of operations subsequent to the date of acquisition of the following:
         o        Executive Benefits Solutions LLC as of September 30, 2003
         o        Blackwood Planning Corporation as of October 7, 2003
(2)      In 2003, we received $1.5 million from the favorable settlement of a lawsuit.
(3) In 2003, we incurred operating expense of $7.5 million in connection with the reorganization of the Human Capital Practice. In 2000, we incurred an operating expense of $518 thousand in connection with the integration of our acquisition of Compensation Resource Group.
(4) Includes the results of operations subsequent to the date of acquisition of the following:
         o        Federal Policy Group as of February 25, 2002
         o        Hilgenberg and Associates as of April 25,
                  2002
         o        Comiskey Kaufman as of April 26, 2002
         o        LongMiller & Associates, LLC as of November 26, 2002
(5) Includes the results of operations subsequent to the date of acquisition of the following:
         o Rich Florin/Solutions, Inc. (f.d.b.a. Executive Alliance) as of March 12, 2001
         o        Partners First as of March 23, 2001
         o        Management Science Associates, Inc. as of July 24, 2001
         o        Lyons Compensation & Benefits, LLC as of August 31, 2001
         o        Coates Kenney as of December 26, 2001
(6) In 2001, we incurred an operating expense of approximately $2.1 million in connection with the write-down of assets acquired from Insurance Alliances Group.
(7) In 2003 and 2002, we received rental income of approximately $302 thousand and $262 thousand, respectively from several subtenants. In 2001, other income includes $191 thousand of life insurance proceeds as a result of the death of an executive. In 2000, we received $1.0 million of life insurance proceeds as the result of the death of a sales consultant.
(8) In 2001, we recorded interest expense of approximately $2.0 million as a result of interest rate swap settlements associated with the pay off of our outstanding bank debt with the proceeds from our secondary offering.
(9) Includes the results of operations subsequent to the date of acquisition of the following:
         o        Christiansen & Associates as of January 1, 2000
         o        The Watson Company as of February 1, 2000
         o        Insurance Alliances Group as of May 5, 2000
         o        W.M. Sheehan & Company, Inc. as of June 13, 2000
         o        Pearl Meyer & Partners, Inc. as of June 21, 2000
         o        Compensation Resource Group as of September 6, 2000
         o        Forrest, Wagner & Associates as of October 23, 2000
(10) Includes the results of operations subsequent to the date of acquisition of the following:
         o        National Institute for Community Banking as of January 1, 1999
         o        Management Compensation Group/Healthcare as of April 1, 1999
         o        The Wamberg Organization as of September 1, 1999
         o        Banking Consultants of America as of October 1, 1999

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

OVERVIEW

         We design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. We generally compete with regional firms while we market our products and services nationwide. A majority of our revenues result from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients' benefit programs. Most of our clients' benefit programs are financed by business-owned life insurance and other financial products. We pay commissions to employee and independent consultants based upon a percentage of our commission revenue. We work closely with clients to design customized products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features and competitive pricing.

         A significant portion of our growth has been acquisition related. Business-owned life insurance programs have tax advantages associated with products that are attractive to our clients. A portion of our product offering is interest rate sensitive. Changes in tax and legislative laws can have an affect on our business, as seen over the last several years with our Executive Benefits Practice. We have been expanding our compensation consulting practices to diversify our product offerings. The largest component of our general and administrative expense is salary and other benefit related costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as those that are most important to the portrayal of its financial condition and the results of operations, and which require us to make difficult and subjective judgements, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following as our critical accounting policies and judgements. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions and conditions.

REVENUE SOURCES AND RECOGNITION

        Our operating segments derive revenue primarily from:

         o commissions paid by insurance companies issuing the policies underlying our clients' benefit programs;
         o program design and administrative service fees paid by our clients;
         o executive compensation and benefit and related consulting fees; and
         o        fees for legislative liaison and related advisory services.

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

         Given the homogenous nature of such cases and historical information about chargebacks, we believe we are able to accurately estimate the revenue earned. We currently maintain a chargeback allowance, which is monitored on a quarterly basis for adequacy. The chargeback allowance is calculated based on the average percentage rate of the last two years of chargebacks multiplied by the first year revenue for the trailing twelve months.

         Renewal Commission Revenue and Related Fees. Renewal commission revenue is the commission we earn on the policies underlying the benefit programs we have sold in prior years. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on the type of policy. In the case of single pay policies, renewal revenue is recognized on the date of the renewal and calculated based on a percentage of the asset value or based on a percentage of the original premium paid.

         Consulting fee revenue. Consulting fee revenue consists of fees charged by Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, pension savings plan design and management, people strategy, compensation surveys, institutional registered investment advisory services, and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the service is rendered. Consulting revenue generated by the Executive Benefits Practice, Banking Practice, and Healthcare Group are included in the first year revenue line on our consolidated income statement.

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

         We record revenue on a gross basis when we are the primary obligors in the arrangement or when we bear the credit risk in the arrangement. We record revenue on a net basis when another party is the primary obligor in the arrangement or when another party bears the credit risk.

INTANGIBLE ASSETS

         Intangible assets represent the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with an acquisition. Intangible assets consist of the net present value of future cash flows from policies inforce at the acquisition date, non-compete agreements with the former owners, other identifiable intangibles, and goodwill. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives.

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

         We are required to assess potential impairments of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In assessing the recoverability of goodwill, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and the net present value of future cash flows from policies inforce, we must make assumptions regarding estimated future cash flows, mortality, lapse, and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges.

INCOME TAXES

         Significant judgement is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities, and any valuation allowance recorded against the deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by federal and various state authorities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different from that which is reflected in our historical income tax provisions and accruals. In assessing the realizability of deferred tax assets, we consider the likelihood that some portion or all of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

RESTRUCTURING COSTS

         We make provisions for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. To determine the amounts expensed in any period, we estimate the amounts we will receive in the future for subleasing office space that is no longer required for our existing operations. Should these estimates not reflect actual results in future periods, we adjust the provision through the income statement.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Financial Statement Overview. Our revenue for the year ended December 31, 2003 was $325.9 million, compared to $278.6 million for the year ended December 31, 2002, an increase of 17.0%. Our net income for 2003 was $12.7 million, compared to $17.3 million (net of the effect of a change in accounting principle of $523 thousand, net of tax, from the adoption of SFAS No. 142) for the year ended December 31, 2002, a decrease of 26.8% over 2002. Diluted earnings per share for 2003 were $0.68, compared to $0.99 for 2002. The diluted weighted average number of shares outstanding increased to 18.7 million for the year ended December 31, 2003, compared to 17.5 million for the year ended December 31, 2002.

         Revenue. Total revenue for the year ended December 31, 2003 was $325.9 million compared to $278.6 million for the year ended December 31, 2002. First year revenue (which includes consulting and reimbursable expense revenue) increased $3.3 million, or 2.0%, in 2003 compared to 2002. Renewal and other recurring revenues were $158.5 million in 2003, up $44.1 million, or 38.5%, from 2002, reflecting a full year of renewals from the November 2002 LongMiller acquisition. First year commission revenue for 2003 included $3.5 million related to agreements with two of our insurance carriers in which we received additional payments and revenue based on the cash value of our existing inforce revenue with these carriers. The length of one of the contracts is five and one half years and the other contract is one year. The contracts automatically renew at the end of each term unless notice is given by one of the parties. These agreements generated $775 thousand per quarter starting in the fourth quarter of 2003 for the Banking Practice and increasing to $1.1 million per quarter starting in the third quarter of 2004, of which, $875 thousand is for the Banking Practice and $200 thousand is for the Executive Benefits Practice. First year commission revenue in 2002 included $3.1 million related to an agreement with another insurance carrier, which was executed in 2002. Under the thirty-year agreement, renewal revenues have also been affected each quarter since execution of the agreement with approximately $2.5 million of revenue reflected in the year ended December 31, 2003. The expected revenue streams are based on our existing inforce business with these carriers, and would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of our business with these carriers.

         Commission expense. Commission and fee expense was $88.3 million, or 27.1% of total revenue, for the year ended December 31, 2003, versus $90.0 million, or 32.3% of total revenue, for the year ended December 31, 2002. The reduction in commission expense as a percentage of revenue reflects an increase in the percentage of revenue generated from employee consultants. Additionally, a higher percentage of 2003 revenue was renewal revenues (48.6)% as compared to 2002 (41.1)%. Generally, renewal revenues have a lower commission rate than first year revenues. We do not pay commission, or any other related expenses, on the revenue associated with the carrier incentive contracts.

         General and administrative expense. General and administrative expense for the year ended December 31, 2003 was $159.3 million, or 48.9% of total revenue, compared to $140.6 million, or 50.5% of total revenue, for the year ended December 31, 2002. General and administrative expenses increased for the year ended December 31, 2003 from the prior year as a result of a full year of expense from the 2002 acquisitions, such as LongMiller and Federal Policy Group and the hiring of Andersen Human Capital Practice partners and employees, included for the entire year of 2003. General and administrative expense for the year ended December 31, 2003 included approximately $2.6 million in charges, primarily related to severance costs and lease terminations in our Executive Benefits Practice and Healthcare Group and approximately $1.3 million relating to the corporate re-branding effort as a result of our name change. A non-cash charge of $345 thousand was incurred in the first quarter of 2003 related to stock compensation expense. General and administrative expenses increase as we add more employee consultants as opposed to independent consultants.

         Amortization. Amortization expense for the year ended December 31, 2003 was $21.6 million compared to $9.2 million in the prior year period. We acquired approximately $400 million of inforce revenue with our November 2002 acquisition of LongMiller. The acquisition of LongMiller added approximately $14.0 million of amortization expense in 2003 as a result of a full year of amortization of the net present value of inforce revenue and non-compete agreements. The 2002 results included one month of amortization related to this intangible asset.

         Settlement of litigation. During the year ended December 31, 2003, we received $1.5 million from a favorable lawsuit settlement.

         Human Capital Practice reorganization. In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, several partners and staff members were terminated which resulted in exiting certain activities of the Practice and creating unused leased office space in numerous cities. We recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization, of which, $7.1 million remains on the consolidated balance sheet as of December 31, 2003. No similar costs were recorded in 2002.

         Other income. For the years ended December 31, 2003 and 2002, we received rental income of approximately $302 thousand and $262 thousand, respectively from several subtenants.

         Interest expense. Interest expense for the year ended December 31, 2003 was $24.3 million compared to $4.1 million in 2002. To finance the November 2002 acquisition of LongMiller, we borrowed approximately $87.5 million on our line of credit and issued $305 million of non-recourse insurance revenue asset-backed notes. The increased outstanding borrowings were responsible for the increase in interest expense.

         Income taxes. Income taxes for the year ended December 31, 2003 were $8.1 million, at an effective tax rate of 38.9%, compared to $12.4 million at an effective tax rate of 41.0% for the year ended December 31, 2002. The effective tax rate for the year ended December 31, 2003 reflects $283 thousand of net state tax refunds relating to prior years. The decrease in the effective tax rate is primarily related to the true up of the estimated 2002 state tax liability. We expect a normalized effective income tax rate of approximately 40% in future periods.

         Net income. Net income, for the year ended December 31, 2003 was $12.7 million, or $0.68 per diluted common share versus net income of $17.3 million after an impairment charge of $523 thousand, net of taxes, from the adoption of SFAS No. 142, or $0.99 per diluted share, for the same period last year. The diluted weighted average number of shares outstanding increased to 18.7 million shares for the year ended December 31, 2003 from 17.5 million shares for the year ended December 31, 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Revenue. Total revenue for the year ended December 31, 2002 was $278.6 million compared to $236.9 million for the year ended December 31, 2001. The Banking Practice experienced strong revenue growth of 26.3% in 2002 as a result of closing numerous cases in the community banking sector and the acquisition of LongMiller in November 2002. Increases of approximately $3.0 million of first year commission and fee revenue and approximately $14.0 million of renewal revenue are attributable to the acquisition of LongMiller. Revenue growth was also strong in the Healthcare Group, which benefited from increased first year commission and fee revenue. Revenue in 2002 was positively impacted by approximately $9.5 million with the February 2002 acquisition of Federal Policy Group, which provides tax and legislative consulting services. New business revenue includes $3.2 million received pursuant to an Administrative Services Agreement and Bonus Forfeiture Agreement with an insurance carrier with which a significant amount of inforce insurance is in place (see Carrier Incentive Contracts below). Our Executive Benefits Practice ("EBP") experienced a decline in revenue from $94.2 million in 2001 to $82.8 million in 2002 as a result of economic conditions and proposed legislation related to the structure of deferred compensation plans that has caused clients to delay implementing new deferred compensation plans. These circumstances may continue in future periods and adversely affect our ability to generate future revenue in EBP.

         Commission expense. Commission and fee expense was $90.0 million, or 32.3% of total revenue, for the year ended December 31, 2002, versus $84.0 million, or 35.5% of total revenue, for the year ended December 31, 2001. This reduction in the percentage of commission expense as a percentage of revenue reflects an increased proportion of revenue from fee-based consulting activity in 2002 as well as an increase in the percentage of revenue generated from employee consultants. We expect the acquisition of LongMiller to result in a greater percentage of commission expense as a percentage of revenue in the future. Fee-based consulting activity accounted for 11.6% of 2002 revenue compared to 8.3% of 2001 revenue. Included in commission expense is $474 thousand of non-cash expense recognized in 2002 from performance-based stock options issued to non-employee producers. Such expenses may be incurred in the future if certain non-employee producers achieve specified targets.

         General and administrative expense. General and administrative expense for the year ended December 31, 2002 was $140.6 million, or 50.5% of total revenue, compared to $102.9 million, or 43.4% of total revenue, for the year ended December 31, 2001. The increase is attributed to the expanded staffing of sales consultants and support services company-wide and expenses associated with recent acquisitions. General and administrative expenses in 2002 include $13.3 million of general and administrative expense, which includes approximately $825 thousand of severance costs associated with not pursuing the International Employment Solutions practice, for Human Capital Practice since May 2002. In addition, general and administrative expense includes $550 thousand of severance costs related to reorganization initiatives in the Healthcare Group that occurred in second quarter 2002.

         Amortization. Amortization expense for the year ended December 31, 2002 was $9.2 million, compared to $11.6 million in the prior year period. The reduction in amortization expense resulted from the January 2002 adoption of SFAS No. 142, which eliminated the amortization of goodwill, offset by amortization related to identifiable intangibles through acquisitions in 2002. For the year ended December 31, 2001, amortization expense included $4.0 million pre-tax attributed to goodwill amortization. The acquisition of LongMiller added approximately $14.0 million of amortization expense in 2003, as a result of a full year's of amortization of the net present value of inforce revenue and non-compete agreements. We acquired approximately $400 million of inforce revenue with our November 2002 acquisition of LongMiller and the 2002 results include one month of amortization related to this intangible asset.

         Other income. During 2002, we received $262 thousand in rental income from a tenant. During 2001, we received $191 thousand of life insurance proceeds as the result of the death of one of our employees, and rental income from a tenant of $256 thousand.

         Interest expense. Interest expense for the year ended December 31, 2002 was $4.1 million compared to $7.7 million in 2001. In 2001, we recorded interest expense of approximately $2.0 million as a result of interest rate swap settlements associated with the pay off of our outstanding bank debt with the proceeds from our secondary equity offering. As a result, we had minimal debt outstanding during the first half of 2002. With the November 2002 acquisition of LongMiller, we borrowed approximately $87.5 million on our line of credit and issued $305 million of non-recourse insurance revenue asset-backed notes.

         Income taxes. Income taxes for the year ended December 31, 2002 were $12.4 million at an effective tax rate of 41.0% compared to $8.7 million at an effective tax rate of 35.3% for the year ended December 31, 2001. The 2001 effective tax rate was affected by the filing of an amended federal tax return during the third quarter 2001 which reduced the overall tax rate.

         Net income. Net income, after an impairment charge of $523 thousand (net of taxes) from the adoption of SFAS No. 142, for the year ended December 31, 2002 was $17.3 million, or $0.99 per diluted common share versus net income of $16.0 million or $1.18 per diluted share for the year ended December 31, 2001. The diluted weighted average number of shares outstanding increased to
17.5 million shares for the year ended December 31, 2002 from 13.6 million shares for the year ended December 31, 2001.

ACQUISITION STRATEGY

         Our acquisition criteria focuses on the quality of the management, future earnings and the strategic fit with our company, as well as the growth potential of the target company. In several of our acquisitions, we also acquire the financial value embedded in a book of recurring renewal business that is expected to be realized for many years after the acquisition takes place. Up until now, our future renewal revenue stream has been the source of collateral for our line of credit, which we frequently use for acquisitions. As we acquire more businesses that do not have this attribute, this may limit our future borrowing availability. We typically structure a majority of the purchase price in cash. We acquire little in the way of tangible assets, thus creating a substantial amount of intangible assets on our balance sheet. The companies we acquire are frequently privately owned and structured as subchapter S corporations and the acquisitions are usually effected through a purchase of assets with the income taxed directly to the stockholders.

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

HUMAN CAPITAL PRACTICE REORGANIZATION

         In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, four partners and six staff members were terminated which resulted in exiting certain activities of the practice and creating unused leased office space in numerous cities. We recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization of which $7.1 million remains on the consolidated balance sheet as of December 31, 2003.

         As a result of the restructuring, we expect to leverage the Pearl Meyer & Partners brand name for executive compensation consulting, eliminate confusion in the marketplace regarding our practices and their markets, and significantly lower the cost structure for the remaining Human Capital Practice. The remaining business of the Human Capital Practice consists of actuarial/retirement plan and investment advisory services. See Note 4, "Human Capital Practice" to the consolidated financial statements for further information.

CARRIER INCENTIVE CONTRACTS

         During the third quarter of 2003, we completed agreements with two of our insurance carriers, which will generate additional revenue on our existing blocks of business with these carriers. The length of one of the contracts is five and one half years and the other contract is one year. The contracts automatically renew at the end of each term unless notice is given by one of the parties. The agreements resulted in revenue of $2.7 million in the third quarter 2003, and $775 thousand in the fourth quarter 2003, and provide for additional payments upon certain conditions and measurement dates. The future payment amounts are based on the cash value (or fair value) of our existing inforce business with these carriers at specified dates of measurement and are projected at approximately $3.7 million per year. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

         On September 25, 2002, we entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of our principal stockholders and insurance carrier. We received approximately $2.5 million of payments in 2003 related to this agreement. During 2002, we received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.1 million of revenue in 2002, pursuant to this agreement. Under the terms of this agreement, we expect to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years, depending upon certain conditions. Of this annual amount $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and we will not have access to this cash for general corporate purposes until the securitized notes are fully paid. This revenue, net of amounts provided for chargebacks, is being recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or exchanged. Any chargeback amounts would be deducted from the next scheduled payment.

RECENT DEVELOPMENTS

Tax and legislative initiatives

         In recent years, the Internal Revenue Service ("IRS") has undertaken a major enforcement initiative to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995. The IRS has prevailed on the cases it has litigated to date related to this initiative and recently made a temporary (now expired) public settlement offer to address ongoing cases. While we stopped selling leveraged business-owned life insurance programs after 1995 and we do not expect any material adverse impact on our revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client's decision to continue or surrender an existing leveraged business-owned life insurance program.

         There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. On September 17, 2003, the Senate Finance Committee approved legislation proposed by Sen. Jeff Bingaman (D-NM) that would tax the death benefits taxpayers receive from certain policies on the lives of former employees. Following an intensive lobbying effort by the insurance industry, the Finance Committee on February 2, 2004, reconsidered the business-owned life insurance provision it had previously approved and, in its place, approved legislation that generally would tax the death benefits taxpayers receive from policies on the lives of employees or former employees only in cases where the insured person had not consented to being covered or in the case of a former employee, or where the insured was not among the company's highly-compensated employees at the time of policy issuance. We believe that this most recent proposal, if enacted, would not have a material adverse effect on our revenue from the sale of business-owned life insurance policies. However, if Congress were to adopt legislation broadly limiting the tax-free payment of death benefits on such policies or otherwise adversely affecting the tax treatment of the policies, future revenue from sale of business-owned life insurance policies could materially decline.

Change in insurable interest laws

         There have been several recent proposals in various states (e.g., Georgia, Texas, and Washington) to change the insurable interest and other state laws governing the ability of an employer to purchase or hold life insurance on the lives of employees. California has recently enacted legislation prohibiting the purchase of business-owned life insurance on the lives of employees not exempt from wage and hour laws (a group of employees not typically insured under the arrangements we market). Significant segments of the life insurance industry are engaged in an ongoing, intensive effort to prevent the enactment of state law changes that would have an adverse impact on business-owned life insurance. If one or more states were to adopt proposals broadly limiting the ability of employers to purchase or hold life insurance on the lives of employees, the market for these policies would be reduced and a number of existing policies could be surrendered or exchanged, with a resulting reduction in our revenues from these arrangements.

SEGMENT RESULTS

         The following analysis depicts the results of each of our operating segments on a stand-alone basis. The practices are allocated a charge to cover centralized Resource Center expenditures in the areas of human resources, marketing, and information technology.

Executive Benefits Practice

                                                                                 OPERATING RESULTS
                                                                              YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                            2003         2002       2001
                                                                       ------------- ------------ ------------
                        Revenue
                          First year commissions and related fees.            $21,481    $29,370    $42,117
                          Renewal commissions and related fees....             48,249     53,277     51,674
                          Reimbursable expenses...................                258        200        447
                                                                        -------------- ---------- ----------
                                  TOTAL REVENUE...................             69,988     82,847     94,238
                        Operating Expenses
                          Commissions and fees....................             29,281     40,615     47,650
                          % of revenue............................              41.8%      49.0%      50.6%
                          General and administrative..............             33,723     34,051     28,915
                          % of revenue............................              48.2%      41.1%      30.7%
                          Reimbursable expenses...................                258        200        447
                          Amortization............................              4,110      4,298      5,703
                                                                        -------------- ---------- ----------
                        OPERATING INCOME                                      $ 2,616    $ 3,683    $11,523
                        % of revenue..............................               3.7%       4.4%      12.2%
                                                                        ============== ========== ==========


         As of January 1, 2003, we transferred the operations of Coates Kenney from Executive Benefits Practice to Human Capital Practice. As a result, segment information for the year ended December 31, 2002 has been reclassified to reflect this transfer.

         First year revenue was significantly lower in the Executive Benefits Practice, reflecting the continued difficult economic and legislative environment, which most directly affects this segment of the business. First year revenue for the year ended December 31, 2003, includes approximately $785 thousand from the execution of an incentive contract with one of our insurance carriers. Renewal revenue declined from the year ended December 31, 2002, as a result of split dollar legislation and lower deferrals into executive benefit plans. Commission expense as a percentage of total revenue declined from 49.0% for the year ended December 31, 2002, to 41.8% for the year ended December 31, 2003, due to the higher percentage of sales by employee consultants who are paid on a lower commission grid. General and administrative expense for the year ended December 31, 2003, includes approximately $800 thousand of restructuring charges recorded in accordance with Statement of Financial Accounting Standards ("SFAS ") No. 146, Accounting for Costs Associated with Exit or Disposal Activities for the ongoing consolidation of the business support services and $711 thousand of charges associated with other severance agreements and lease terminations.

         The acquisitions of Comiskey Kaufman, Inc. (acquired April 2002) and Lyons Compensation and Benefits, LLC (acquired August 2001) contributed approximately $4.7 million to the year ended December 31, 2002, revenue and $200 thousand of operating income. 2002 renewal revenue increased due to higher than anticipated premium payments on inforce business and additional renewals from 2001 new business. General and administrative expense increased for the year ended December 31, 2002 over 2001 due to the acquisitions mentioned above and additional hirings. Amortization expense decreased in 2002 when compared to 2001 primarily due to the elimination of goodwill amortization as of January 1, 2002. Goodwill amortization for Executive Benefits Practice in 2001 was approximately $759 thousand.

Banking Practice

                                                                               OPERATING RESULTS
                                                                            YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                         2003          2002         2001
                                                                    ------------- ------------ -------------
                      Revenue
                        First year commissions and related fees.          $ 66,147     $ 64,179     $55,797
                        Renewal commissions and related fees....            99,511       51,787      35,964
                        Reimbursable expenses...................               181           70         129
                                                                    --------------- ------------ -----------
                                TOTAL REVENUE...................           165,839      116,036      91,890
                      Operating Expenses
                        Commissions and fees....................            55,016       45,322      33,356
                        % of revenue............................             33.2%        39.1%       36.3%
                        General and administrative..............            40,183       30,832      25,450
                        % of revenue............................             24.2%        26.6%       27.7%
                        Reimbursable expenses...................               181           70         129
                        Amortization............................            15,238        2,659       1,690
                                                                    --------------- ------------ -----------
                      OPERATING INCOME                                    $ 55,221     $ 37,153     $31,265
                       % of revenue.............................             33.3%        32.0%       34.0%
                                                                    =============== ============ ===========

         Total first year revenue increased 3.1% to $66.1 million for the year ended December 31, 2003 from $64.2 million for the year ended December 31, 2002. Revenue in the large bank sector of the business declined significantly from 2002 due to the sustained low interest rate environment. Increases in the community bank sector more than offset the first year revenue decrease in the large bank sector. Renewal revenue for the year ended December 31, 2003 includes $2.0 million related to the Administrative Services Agreement entered into on September 25, 2002 with an affiliate of AUSA Holding, Inc. along with $2.7 million in first year revenue from the execution of contracts with two other insurance carriers during 2003. With interest rates remaining at very low historical levels, there is some uncertainty about sustaining revenue growth due to product appeal, product capacity, and pricing concerns. Approximately $40.0 million of the increase in renewal revenue is attributable to the securitized inforce revenue stream from the acquisition of LongMiller. Commission expense for the year ended December 31, 2003 was $55.0 million, or 33.2% of revenue, compared to $45.3 million, or 39.1% of revenue, in the same period in 2002. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employee consultants. In addition, a larger percentage of total revenue consists of renewal revenue, which has a lower commission expense percentage. We do not pay commission expense on the revenue associated with the carrier incentive contracts. General and administrative expense for the year ended December 31, 2003, was $40.2 million, or 24.2% of revenue, compared to $30.8 million or 26.6% of revenue, for the comparable period in 2002. December 31, 2003 expenses included twelve months for LongMiller compared to one month in 2002, and operating expenses for the fourth quarter 2003 acquisition of Shoemaker and Blackwood. The lower percentage of general and administrative expenses to revenue reflects the relatively lower costs associated with the revenue stream from the LongMiller acquisition.

         Total first year commission revenue increased 15.0% to $64.2 million and total revenue increased 26.3% to $116.0 million for the year ended December 31, 2002, compared to the prior year. These increases reflect significant sales growth in the community bank market, and include only limited contribution from the large bank market, which has been more adversely affected by the low interest rate environment. Approximately $14 million of the increase to renewal revenue is attributable to the acquisition of LongMiller which was completed November 26, 2002. Commission expense for the year ended December 31, 2002, was $45.3 million, or 39.1% of revenue, compared to $33.4 million or 36.3% of revenue in the same period in 2001. Commission expense as a percentage of revenue increased due to the mix of business between independent and employee consultants. General and administrative expenses for the year ended December 31, 2002 were $30.8 million, or 26.6% of revenue, compared to $25.5 million or 27.7% of revenue for the comparable period in 2001, due to the acquisitions of Hilgenberg and LongMiller, and investments in staffing of sales consultants and support staff to service increased sales volumes.

Healthcare Group

                                                                           OPERATING RESULTS
                                                                        YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                      2003        2002        2001
                                                                 ------------- ------------ ------------

                          Revenue
                            First year commissions and related
                              fees...............................      $24,703    $26,812     $20,065
                            Renewal commissions and related fees         8,554      8,244       5,159
                            Reimbursable expenses................        2,843      2,850       2,303
                                                                   ------------ ---------- -----------
                                    TOTAL REVENUE................       36,100     37,906      27,527
                          Operating Expenses
                            Commissions and fees.................        3,962      4,061       2,996
                             % of revenue........................        11.0%      10.7%       10.9%
                            General and administrative...........       22,765     24,369      21,180
                             % of revenue........................        63.1%      64.3%       76.9%
                            Reimbursable expenses................        2,843      2,850       2,303
                            Amortization.........................        1,683      1,808       2,382
                                                                   ------------ ---------- -----------
                          OPERATING INCOME (LOSS) ...............      $ 4,847    $ 4,818     $(1,334)
                          % of revenue...........................        13.4%      12.7%       (4.8)%
                                                                   ============ ========== ===========

         Healthcare Group revenues were slightly (4.8)% lower for the year ended December 31, 2003, compared to the prior year. Healthcare's 2002 performance was strong and the current Healthcare environment has been challenging especially for revenues in the areas of labor services, rank and file compensation, and physician services. For the year ended December 31, 2003, commission and general and administrative expenses include approximately $435 thousand and $335 thousand, respectively, for costs associated with a severance agreement. General and administrative expense for the year ended December 31, 2002, included one time charges of $729 thousand for write off of leasehold improvements from a previous office space and severance associated with the downsizing of existing staff levels.

         Total revenue increased 37.7% for the year ended December 31, 2002 compared to 2001. Revenue was favorably impacted by the acquisition of Management Science Associates ("MSA"), as it was included for the full year 2002, compared to six months for 2001, and continued focus on marketing efforts of the managing directors. Consulting fees included in first year revenues also increased considerably during the period. Revenue from increased fees for providing recordkeeping services (included in renewal commission and related fees) contributed $632 thousand to revenue for the year ended December 31, 2002. Reimbursable expenses revenue increased from the year ended December 31, 2001, as MSA is included for the entire year of 2002 compared to six months for 2001. Commission expense as a percent of revenue decreased to 10.7% of revenue for the year ended December 31, 2002, as compared to 10.9% of revenue in the year ended December 31, 2001, reflecting the increase in administration and recordkeeping fees, in which no commissions are paid to consultants. General and administrative expenses increased 15.1% over 2001, primarily due to a full year of expenses in 2002 for MSA. Severance expense of approximately $550 thousand was incurred during the year associated with the downsizing of existing staff levels of the Healthcare Group. Operating income for the year ended December 31, 2002 was $4.8 million, the highest in any period since acquiring the Healthcare Group, which is a result of the factors discussed above.


Human Capital Practice

                                                                  OPERATING RESULTS
                                                              YEAR ENDED DECEMBER 31,
                                                              --------------------------

                                                                  2003         2002
                                                              ------------- ------------
                          Revenue
                            Consulting fees................        $ 8,170      $ 4,804
                            Reimbursable expenses..........            370          239
                                                              ------------- ------------
                                    TOTAL REVENUE..........          8,540        5,043
                          Operating Expenses
                            General and administrative.....         19,528       10,225
                            % of revenue...................         228.7%       202.8%
                            Reimbursable expenses..........            370          239
                                                              ------------- ------------
                          OPERATING LOSS                          $(11,358)     $(5,421)
                          % of revenue....................         (133.0)%     (107.5)%
                                                              ============= ============


         In May 2002, the Human Capital Practice was formed by combining our existing Rewards and Performance Group with the addition of 10 partners and 74 employees from Andersen's Human Capital Practice. As of October 1, 2003, we transferred part of the operations of the Human Capital Practice to Pearl Meyer & Partners. As a result, all years presented have been reclassified to reflect this transfer. The Human Capital Practice results continue to be negatively affected by the economic climate for consulting services and the inability of the former Andersen employees to retain their Andersen client base or to develop and sell into new relationships.

         In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice (including the Rewards and Performance Group) were transferred to the Pearl Meyer & Partners Practice. We recorded a charge of approximately $7.5 million in the fourth quarter 2003 relating to the reorganization of which $7.1 million remains on the consolidated balance sheet as of December 31, 2003.

Pearl Meyer & Partners

                                                                       OPERATING RESULTS
                                                                    YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2003         2002        2001
                                                              ------------- ------------ ----------
                          Revenue
                            Consulting fees................       $24,365     $20,811      $19,659
                            Reimbursable expenses..........         2,506       1,522        1,969
                                                              ------------ ----------- ------------
                                    TOTAL REVENUE                  26,871      22,333       21,628
                          Operating Expenses
                            General and administrative.....        23,267      20,927       14,244
                            % of revenue...................         86.6%       93.7%        65.9%
                            Reimbursable expenses..........         2,506       1,522        1,969
                            Amortization...................             -           -        1,571
                                                              ------------ ----------- ------------
                          OPERATING INCOME (LOSS)..........       $ 1,098     $ (116)      $ 3,844
                          % of revenue.....................          4.1%      (0.5)%        17.8%
                                                              ============ =========== ============

         As of October 1, 2003, we transferred part of the operations of the Human Capital Practice to Pearl Meyer & Partners. As a result, all years presented have been reclassified to reflect this transfer.

         Total consulting revenue increased 20.3% to $26.8 million for the year ended December 31, 2003, compared to $22.3 million for the year ended December 31, 2002. The practice continues to experience more sales activity as a result of additional engagements in its areas of expertise of corporate governance and executive compensation due, in part, to increased public scrutiny of these areas. General and administrative expense was $23.3 million for the year ended December 31, 2003, compared to $20.9 million for the year ended December 31, 2002 reflecting higher headcount.

         Total consulting revenue increased 3.2% to $22.3 million for the year ended December 31, 2002, compared to $21.6 million for the year ended December 30, 2001. General and administrative expense increased to $20.9 million for the year ended December 31, 2002 from $14.2 million for the year ended December 31, 2001, due to additional depreciation for new information systems, increased compensation costs, and higher headcount than in 2001. Amortization expense for the year ended December 31, 2002 decreased compared to the year ended December 31, 2001, due to the elimination of goodwill amortization as of January 1, 2002. Operating loss of $116 thousand for the year ended December 31, 2002, decreased from $3.8 million for the year ended December 31, 2001, due to the slowing economy and the difficult consulting environment.

Federal Policy Group

                                                              OPERATING RESULTS
                                                           YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                              2003          2002
                                                          -------------- ------------
                          Revenue
                            Consulting fees............         $14,670       $9,358
                            Reimbursable expenses......             185          162
                                                          -------------- ------------
                                    TOTAL REVENUE......          14,855        9,520
                          Operating Expenses
                            General and administrative.           7,689        4,946
                            % of revenue...............           51.8%        52.0%
                            Reimbursable expenses......             185          162
                            Amortization...............             383          318
                                                          -------------- ------------
                          OPERATING INCOME.............         $ 6,598       $4,094
                          % of revenue.................           44.4%        43.0%
                                                          ============== ============

         Federal Policy Group was acquired on February 25, 2002. Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations, and other businesses before Congress, the Treasury Department, and other federal agencies on legislative and regulatory matters. Results for the year ended December 31, 2003 included approximately $1.6 million of revenue and approximately $538 thousand of operating income related to the four new employees hired during the second quarter of 2003. Federal Policy Group experienced strong demand for its services and benefited from a $2.8 million success fee recorded and collected during the first quarter of 2003. Revenue for the year ended December 31, 2002 (10 months activity) was $9.5 million, generating operating income of $4.1 million, or 43.0% of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources.

                                                                       AS OF DECEMBER 31,
                                                                      ---------------------
                                                                        2003       2002
                                                                      ---------- ----------
                             Cash and cash equivalents............       $3,156    $14,266
                             Working capital (1)..................       $2,623    $19,403
                             Current ratio-- to one...............         1.04       1.24
                             Stockholders' equity per common
                                share(2)..........................       $13.95     $13.35
                             Debt to total capitalization (3) ....        57.7%      63.5%

-------------------
(1) Includes restricted cash and current portion of debt associated with asset-backed notes.
(2) Total stockholders' equity divided by actual shares outstanding at year-end.
(3) Current debt plus long-term debt divided by current debt plus long-term debt plus stockholders' equity.

         In addition to our tangible balance sheet assets and liabilities, we have an on-going non-securitized renewal revenue stream, estimated to be $818.4 million over the next ten years. This on-going renewal revenue stream reflects current conditions and is not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received. See "Estimated Future Gross Renewal Revenue" section in the next few pages.

         Based on our historically strong operating cash flow and revolving credit facility, we believe we have little need to maintain substantial cash balances. We use net cash from operating activities primarily to fund capital expenditures, small acquisitions, and service existing debt. We expect large cash outlays and future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            2003         2002         2001
                                         ------------ ------------ -----------
             Cash flows from (used in):
               Operating activities.....     $74,613     $ 21,520     $28,422
               Investing activities.....     (13,585)    (371,005)    (34,242)
               Financing activities.....     (72,138)     353,544       8,429

Cash Flows from Operating Activities

         Our cash flow from operating activities for the twelve months ended December 31, 2003, 2002, and 2001 were as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2003        2002       2001
                                                              ----------- ----------- ----------
                      Net income plus non-cash expenses...       $47,011     $33,874    $35,973
                      Changes in operating assets and
                        liabilities.......................        27,602     (12,354)    (7,551)
                                                              ----------- ----------- ----------
                      Cash flow from operating activities.       $74,613     $21,520    $28,422
                                                              =========== =========== ==========

          The non-cash expenses mentioned above include depreciation of equipment and leasehold improvements, amortization of intangibles, charges for performance-based stock options issued to non-employee producers, and deferred tax expense. Cash provided by changes in operating assets and liabilities included a reduction of accounts receivable $(18.0 million) primarily as a result of lower fourth quarter 2003 revenues than fourth quarter 2002 and improved collection efforts, and an increase in non current liabilities $(6.8 million) primarily as a result of the fourth quarter 2003 Human Capital Practice restructuring charge.

Estimated Future Gross Renewal Revenue

         The following tables represent the estimated gross renewal revenue associated with the business-owned life insurance policies owned by our clients as of December 31, 2003. The projected gross revenues are not adjusted for mortality, lapse, or other factors that may impair realization, have not been discounted to reflect their net present value, and do not reflect the commission expense we must pay to consultants when we recognize the related revenue. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be realized in the future.

         Non-securitized Gross Inforce Revenues. The following table represents the estimated gross inforce revenue associated with business-owned life insurance policies owned by our clients as of December 31, 2003, not including estimated securitized inforce revenues, which are set forth in a separate table.

                                            EXECUTIVE                  BANKING             HEALTHCARE
                                        BENEFITS PRACTICE              PRACTICE               GROUP                TOTAL
                                     -------------------------   ---------------------  ------------------  ---------------------
                2004                                 $ 48,382                $ 46,401             $ 5,937               $100,720
                2005                                   48,105                  43,683               5,565                 97,353
                2006                                   42,332                  43,072               5,254                 90,658
                2007                                   33,004                  42,128               4,919                 80,051
                2008                                   30,515                  42,180               4,328                 77,023
                2009                                   31,172                  40,601               3,684                 75,457
                2010                                   28,635                  41,733               3,038                 73,406
                2011                                   28,720                  43,170               2,376                 74,266
                2012                                   27,643                  44,480               1,539                 73,662
                2013                                   28,470                  45,846               1,506                 75,822
                                     -------------------------   ---------------------  ------------------  ---------------------
      Total December 31, 2003                        $346,978                $433,294             $38,146               $818,418
                                     =========================   =====================  ==================  =====================

                                     -------------------------   ---------------------  ------------------  ---------------------
      Total December 31, 2002                        $352,256                $342,837             $42,962               $738,055
                                     =========================   =====================  ==================  =====================

         The 10-year inforce revenues net of commission expense are $612.6 million for the year ended December 31, 2003, as compared to $ 516.9 at December 31, 2002.

         The following table represents the estimated gross renewal revenue associated with our securitized inforce bank-owned life insurance policies as of December 31, 2003. These revenue streams are restricted for the specific purpose of paying off our asset-backed notes, which were issued in connection with the acquisition of LongMiller in November 2002.

                                                             SECURITIZED
                                                               BANKING
                                                               PRACTICE
                                                             -------------
                               2004.....................         $ 47,421
                               2005.....................           47,744
                               2006.....................           49,537
                               2007.....................           52,728
                               2008.....................           56,062
                               2009.....................           58,454
                               2010.....................           61,142
                               2011.....................           63,249
                               2012.....................           66,172
                               2013.....................           69,511
                                                             -------------
                               Total December 31, 2003..         $572,020
                                                             =============

                               Total December 31, 2002..         $508,130
                                                             =============

         The 10-year inforce revenue net of commission expense is $438.0 million and $395.5 million, for the years ended December 31, 2003 and 2002, respectively.

         Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group generate fee-based revenues and do not produce inforce revenues.

Cash Used in Investing Activities

         During the year ended December 31, 2003, $9.2 million was used for acquisitions and $4.4 million was used for purchases of equipment.

         A substantial portion of the purchase price used to fund acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

         For the year ended December 31, 2003, approximately $72.1 million of cash was used primarily $(66.2 million) for the net repayment of borrowings.

         As of December 31, 2003, there was restricted cash of approximately $19.0 million, an increase of $4.9 million from December 31, 2002, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

         On May 23, 2003, we received proceeds of approximately $14.5 million from our participation in a pooled trust preferred transaction, in which we issued $15.0 million aggregate principal amount of long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 420 basis points (5.37% as of December 31, 2003). We used the net proceeds to pay down the term portion of our credit facility. The pooled trust preferred debt is payable in one payment due in 30 years with interest paid quarterly.

         On December 16, 2003, we received proceeds of approximately $11.5 million from our participation in a pooled trust preferred transaction, in which we issued $12.0 million aggregate principal amount of long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 410 basis points (5.27% as of December 31, 2003). We used the net proceeds to pay down the term portion of our credit facility. The pooled trust preferred debt is payable in one payment due in 30 years with interest paid quarterly.

         In November 2003, we amended and restated our December 28, 1999 Credit Agreement, revising the amount available under the credit facility to $80.0 million. In December 2003, a new participant bank was added to the facility increasing the facility amount to $90 million. At December 31, 2002, we converted $50 million of the outstanding balance under the revolving credit facility to term debt. The term debt is being paid quarterly over five years under the facility agreement. We had $59.1 million available under our credit line at December 31, 2003. Our restrictive covenants may limit our borrowing ability under our credit line.

         The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of December 31, 2003.

         We believe that our cash flow from operating activities will continue to provide sufficient funds to service our debt obligations. However, as our business grows, our working capital and capital expenditure requirements will also continue to increase. There can be no assurance that the net cash flow from operations will be sufficient to meet our anticipated cash flow requirements or that we will not require additional debt or equity financing in the future. We may issue stock to finance future acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

         We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. Set forth below is a summary presentation of our contractual obligations as of December 31, 2003, which are expected to become due and payable during the periods specified.

                                                     PAYMENTS DUE BY PERIOD

                                                                          LESS THAN                                      MORE THAN
CONTRACTUAL OBLIGATIONS                                     TOTAL           1 YEAR        1-3 YEARS       3-5 YEARS       5 YEARS
                                                           --------        -------         -------         -------       --------

Long-term debt obligations...................              $352,521        $16,553         $50,693         $27,242       $258,033
Operating lease obligations..................                62,380         10,882          20,653          16,753         14,092

Contingent consideration for acquisitions....                27,086          6,361          16,019           4,706              -
                                                           --------        -------         -------         -------       --------
Total........................................              $441,987        $33,796         $87,365         $48,701       $272,125
                                                           ========        =======         =======         =======       ========

We expect to make significant cash outlays in future years for interest, taxes and deferred compensation arrangements. However, due to their variable nature, no amounts for these items have been included in the table above.

INFLATION

         Inflation has not had a material effect on our results of operations. Certain of our expenses, such as compensation, benefits, and capital equipment costs, are subject to normal inflationary pressures. However, the majority of our service and administrative agreements with clients, which generate fee income, have a cost of living adjustment tied to the consumer price index.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2003, we had total outstanding indebtedness of $352.5 million, or approximately 99.0% of total market capitalization. Of our outstanding debt, $288.7 million was subject to an average fixed rate of 6.3% at December 31, 2003. Of our outstanding debt, $5.9 million was subject to fixed rates of 10.0% at December 31, 2003. Of our outstanding debt, $15.5 million is term debt and is subject to a variable rate based on LIBOR plus a spread (3.17% at December 31, 2003). Outstanding debt on our credit revolver is $15.4 million, borrowed at prime and at a one-month LIBOR rate plus a spread (weighted average interest rate of 3.45% as of December 31, 2003). The amount outstanding on our two pooled trust preferred debt issues is $27.0 million as of December 31, 2003 (average interest rate of 5.33% as of December 31, 2003).

         On January 7, 2003, we entered into two interest rate swaps with a total notional value of $50 million to hedge $50 million of LIBOR-based debt. In conjunction with renewing our credit facility, we terminated one of the interest rate swaps in November 2003. The notional amount of the remaining interest rate swap amortizes at the rate of $1.4 million per quarter. The terms of the remaining swap are as follows:



                                             NOTIONAL AMOUNT
        EFFECTIVE                            AT DECEMBER 31,     FIXED RATE    VARIABLE RATE   FAIR VALUE AS OF
          DATE            MATURITY DATE            2003          TO BE PAID   TO BE RECEIVED   DECEMBER 31, 2003
    ------------------ -------------------- ------------------- ------------- ---------------- ------------------
    January 7, 2003     December 31, 2007        $22,400           2.85%           LIBOR                    $157


         We have exposure to changing interest rates and, as discussed in Note 15 "Financial Instruments" to the consolidated financial statements, will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps, which we have entered into, are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at December 31, 2003. Interest on the remaining $35.5 million of unhedged debt at December 31, 2003, bears interest at LIBOR plus 225 basis points, LIBOR plus 420 basis points and prime. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $355 thousand on interest expense on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements begin on page 37 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 27, 2002, Ernst & Young LLP, after being notified that it would not be retained to serve as our independent accountants for the 2002 calendar year, resigned and ceased its relationship with us upon completion of the annual audit for our fiscal year ended December 31, 2001. The report of Ernst & Young LLP on our consolidated financial statements for the year ended December 31,

2001, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference thereto in its reports on the consolidated financial statements for such periods; and there have been no matter that was the subject of a reportable event.

         On March 14, 2002, we engaged Deloitte & Touche LLP to serve as our independent public accountants for the year ending December 31, 2002. Deloitte & Touche LLP's report for the years ended December 31, 2003 and December 31, 2002, is on page 38 of this Form 10K.

ITEM 9A.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

         The Chief Executive Officer and Chief Financial Officer have concluded that there have been no significant changes to our internal control over financial reporting identified in connection with the evaluation of our internal controls performed during our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 regarding directors is incorporated by reference from the information under the captions "Election of Directors" and "Continuing Directors" in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by
Item 10 regarding the audit committee and audit committee financial expert disclosures are incorporated by reference from the information under the caption "Committees and Meetings of the Board of Directors-Audit Committee" in the Proxy Statement. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". The information required by Item 10 regarding executive officers will be contained in the Proxy Statement under the caption "Our Executive Officers."

         We have adopted a code of business conduct and ethics, entitled "Clark Consulting Code of Ethics and Business Values" (the "Code of Ethics") as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code applies to all of our directors, officers, and employees. We have also adopted corporate governance guidelines (the "Governance Guidelines") and a charter for each of our Audit Committee, Compensation Committee and our Corporate Governance and Nominating Committee (collectively, the "Committee Charters"). We have posted the Code of Ethics, the Governance Guidelines, and each of the Committee Charters on our website at www.clarkconsulting.com in the investor-relations-corporate governance page. We will post on our website any amendments to, or waivers from, our Code of Ethics applicable to any of our directors or executive officers. The foregoing information will also be available in print to any stockholder who requests such information.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is hereby incorporated by reference from our 2004 Proxy Statement under the caption "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises and Year-End Values", "Compensation of Directors", "Executive Officer Employment Agreements", "Compensation Committee Interlocks and Insider Participation", "Report of the Compensation Committee" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference from our 2004 Proxy Statement under the caption "Ownership of Common Stock by Certain Beneficial Owners and Management" and under the caption "Equity Plan Compensation Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is hereby incorporated by reference from our 2004 Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is hereby incorporated by reference from our 2004 Proxy Statement under the caption "Principal Accounting Firm Fees."

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

         (1)      Financial Statements

                  Reports of Independent Auditors...............................38
                  Consolidated Balance Sheets as of December 31, 2003 and 2002..40
                  Consolidated Statements of Income for the years ended
                    December 31, 2003, 2002, and 2001...........................41
                  Consolidated Statements of Stockholders' Equity for the
                    years ended December 31, 2003, 2002, and 2001...............42
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 2003, 2002, and 2001...........................43
                  Notes to the Consolidated Financial Statements................44

         (2)      Financial Statement Schedules

                  None.

                  Schedules not listed above have been omitted because they are not required, are not applicable, are shown in the related financial statements or notes thereto or the amounts are immaterial.

         (3)      Exhibits

                  The information required by this Item 15(a)(3) is set forth in the Exhibit Index immediately following our consolidated financial statements. The exhibits listed herein will be furnished upon written request to "Vice-President of Investor Relations" located at our headquarters and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

         (4)      Reports on Form 8-K

                  We furnished the following Current Report on Form 8-K during the quarter ended December 31, 2003. The information furnished under
         Item 12. Results of Operations and Financial Condition is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934:

                  Current Report on Form 8-K dated October 28, 2003 furnishing the financial performance of the Registrant for the three months and nine months ended September 30, 2003.

                                   CLARK, INC.
                                AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE

                Reports of Independent Auditors..................................................   38
                Consolidated Balance Sheets as of December 31, 2003 and 2002.....................   40
                Consolidated Statements of Income for the years ended
                  December 31, 2003, 2002, and 2001..............................................   41
                Consolidated Statements of Stockholders' Equity for the years ended
                  December 31, 2003, 2002, and 2001..............................................   42
                Consolidated Statements of Cash Flows for the years ended
                  December 31, 2003, 2002, and 2001..............................................   43
                Notes to Consolidated Financial Statements.......................................   44

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Clark, Inc.

    We have audited the accompanying consolidated balance sheets of Clark, Inc. and subsidiaries as of December 31, 2003 and December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Clark, Inc. and subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 9, in 2002, Clark, Inc. and subsidiaries changes its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets".


/s/ DELOITTE AND TOUCHE LLP

Chicago, Illinois
March 5, 2004

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Clark, Inc.

    We have audited the consolidated statements of income, stockholders' equity, and cash flows of Clark/Bardes, Inc. and subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of Clark/Bardes, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Dallas, Texas
February 22, 2002

                          CLARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002


                                                                                           DECEMBER 31,
                                                                                      -----------------------
                                                                                         2003        2002
                                                                                      ----------- -----------
                                                                                      (DOLLARS IN THOUSANDS
                                                                                       EXCEPT SHARE AND PER
                                                                                           SHARE DATA)
                                                            ASSETS

                      CURRENT ASSETS
                        Cash and cash equivalents.................................      $  3,156    $ 14,266
                        Restricted cash...........................................        18,966      14,065
                        Accounts and notes receivable, net........................        47,478      63,934
                        Prepaid income taxes......................................         2,931       3,253
                        Deferred tax assets.......................................           253       1,252
                        Other current assets......................................         3,149       2,888
                                                                                      ----------- -----------
                                TOTAL CURRENT ASSETS..............................        75,933      99,658
                                                                                      ----------- -----------
                      INTANGIBLE ASSETS, NET......................................
                        Net present value of inforce revenue......................       455,495     479,561
                        Goodwill..................................................       126,888     117,803
                        Non-compete agreements....................................         7,420       2,831
                                                                                      ----------- -----------
                                TOTAL INTANGIBLE ASSETS, NET......................       589,803     600,195
                                                                                      ----------- -----------
                      Equipment and leasehold improvements, net...................        13,284      15,135
                      Other assets................................................        20,283      19,687
                                                                                      ----------- -----------
                                TOTAL ASSETS......................................      $699,303    $734,675
                                                                                      =========== ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

                      CURRENT LIABILITIES
                        Accounts payable..........................................      $  8,129    $  8,048
                        Accrued liabilities.......................................        46,648      47,183
                        Deferred revenue..........................................         1,980       2,349
                        Recourse debt maturing within one year....................         8,120      11,154
                        Non-recourse debt maturing within one year................         8,433      11,521
                                                                                      ----------- -----------
                                TOTAL CURRENT LIABILITIES.........................        73,310      80,255
                      LONG-TERM RECOURSE DEBT.....................................        55,672     102,559
                      LONG-TERM NON-RECOURSE DEBT.................................       280,296     293,479
                      DEFERRED TAX LIABILITIES....................................        14,057       8,837
                      DEFERRED COMPENSATION.......................................         6,563       3,779
                      INTEREST RATE SWAP..........................................           157           -
                      OTHER NON-CURRENT LIABILITIES...............................        10,980       4,644
                                                                                      ----------- -----------
                                 TOTAL LIABILITIES................................       441,035     493,553
                                                                                      ----------- -----------

                      COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 17)

                      STOCKHOLDERS' EQUITY
                        Preferred stock
                           Authorized - 1,000,000 shares; $0.01 par value,
                            none issued ..........................................             -           -
                        Common stock
                           Authorized - 40,000,000 shares; $0.01 par value, issued
                            and outstanding - 18,515,203 in 2003 and 18,060,518
                            in 2002...............................................           186         181
                        Paid in capital...........................................       190,876     185,339
                        Retained earnings.........................................        69,643      56,961
                        Other comprehensive income................................          (245)          -
                        Treasury stock, at cost, 65,171 shares in 2003 and 59,909
                         shares in 2002                                                   (2,192)     (1,359)
                                                                                      ----------- -----------
                      TOTAL STOCKHOLDERS' EQUITY..................................       258,268     241,122
                                                                                      ----------- -----------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $699,303    $734,675
                                                                                      =========== ===========


          See accompanying notes to consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001



                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                            2003           2002           2001
                                                                       --------------- -------------- --------------
                                                                           (DOLLARS IN THOUSANDS EXCEPT SHARE AND
                                                                                     PER SHARE AMOUNTS)
               REVENUE
                 First year commissions and related fees...........          $113,851       $124,106       $119,349
                 Renewal commissions and related fees..............           158,529        114,464         93,028
                 Consulting fees...................................            47,205         34,973         19,659
                 Reimbursable expenses.............................             6,344          5,043          4,848
                                                                       --------------- -------------- --------------
               TOTAL REVENUE.......................................           325,929        278,586        236,884
                                                                       --------------- -------------- --------------

               OPERATING EXPENSES
                 Commissions and fees..............................            88,259         89,998         84,002
                 General and administrative........................           159,279        140,583        102,853
                 Reimbursable expenses.............................             6,344          5,043          4,848
                 Amortization......................................            21,579          9,249         11,560
                 Write off of Insurance Alliance Group.............                 -              -          2,070
                 Settlement of litigation..........................            (1,500)             -              -
                 Human Capital Practice reorganization.............             7,490              -              -
                                                                       --------------- -------------- --------------
               TOTAL OPERATING EXPENSES............................           281,451        244,873        205,333
                                                                       --------------- -------------- --------------
               OPERATING INCOME....................................            44,478         33,713         31,551
               OTHER INCOME........................................               302            262            354
               INTEREST, NET.......................................
                 Income............................................               281            350            551
                 Expense...........................................           (24,290)        (4,070)        (5,738)
                 Interest rate swap settlement.....................                 -              -         (1,981)
                                                                       --------------- -------------- --------------
               TOTAL INTEREST, NET.................................           (24,009)        (3,720)        (7,168)
                                                                       --------------- -------------- --------------
               Income before taxes and cumulative effect of change
                in accounting principle............................            20,771         30,255         24,737
               Income taxes........................................             8,089         12,404          8,725
                                                                       --------------- -------------- --------------
               Income before cumulative effect of change in
                accounting principle, net of tax...................            12,682         17,851         16,012
               Cumulative effect of change in accounting principle,
                net of tax ........................................                 -           (523)             -
                                                                       --------------- -------------- --------------
               NET INCOME..........................................          $ 12,682       $ 17,328       $ 16,012
                                                                       =============== ============== ==============

               Basic earnings per common share, before cumulative
                effect of change in accounting principle...........             $0.69          $1.06          $1.22
               Cumulative effect of change in accounting principle.                 -          (0.03)             -
                                                                       --------------- -------------- --------------
               Basic earnings per common share.....................             $0.69          $1.03          $1.22
                                                                       =============== ============== ==============

               Weighted average shares outstanding - Basic.........        18,338,963     16,896,657     13,162,899
                                                                       =============== ============== ==============

               Diluted earnings per common share, before cumulative
                effect of change in accounting principle...........             $0.68          $1.02          $1.18
               Cumulative effect of change in accounting principle.                 -          (0.03)             -
                                                                       --------------- -------------- --------------
               Diluted earnings per common share...................             $0.68          $0.99          $1.18
                                                                       =============== ============== ==============

               Weighted average shares outstanding - Diluted.......        18,740,934     17,513,106     13,575,830
                                                                       =============== ============== ==============



          See accompanying notes to consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001





                                          COMMON STOCK
                                       -------------------
                                                                                             OTHER         TOTAL
                                                            PAID IN   RETAINED  TREASURY COMPREHENSIVE  STOCKHOLDERS'
                                        SHARES     AMOUNT   CAPITAL   EARNINGS    STOCK      SHARE         EQUITY
                                       ---------- --------- --------- --------- ---------- ----------   -------------
                                                                (DOLLARS IN THOUSANDS EXCEPT AMOUNTS)

Balance at January 1, 2001..........  12,675,309     $127  $ 89,471   $23,621    $  (661)    $  -         $112,558
  Issuance of common stock
   in connection with acquisitions..      84,664        1     1,548         -          -        -            1,549
  Sale of common stock in a private
   placement net of expenses.........  3,693,750       37    65,389         -          -        -           65,426
  Exercise of stock options-- net of
   redemptions and tax effect........     70,347        -     1,203         -       (625)       -              578
  Net activity related to employee
   stock purchase plan...............          -        -        69         -          -        -               69
  Net income.........................          -        -         -    16,012          -        -           16,012
                                       ---------- --------- --------- --------- ---------- --------    -----------
Balance at December 31, 2001......... 16,524,070      165   157,680    39,633     (1,286)       -          196,192
  Issuance of common stock in
   connection with acquisitions......  1,459,413       15    26,518         -          -        -           26,533
  Non-employee compensation..........          -        -       474         -          -        -              474
  Exercise of stock options - net of
   redemptions and tax effect........     72,664        1       697         -        (73)       -              625
  Issuance of stock to directors.....      4,371        -       100         -          -        -              100
  Net activity related to employee
   stock purchase plan...............          -        -      (130)        -          -        -            (130)
  Net income.........................          -        -         -    17,328          -        -           17,328
                                       ---------- --------- --------- --------- ---------- --------    -----------
Balance at December 31, 2002......... 18,060,518      181   185,339    56,961     (1,359)       -          241,122
  Issuance of common stock in
   connection with acquisitions......    289,542        3     3,682         -          -        -            3,685
  Non-employee compensation..........          -        -       330         -          -        -              330
  Exercise of stock options - net of
   redemptions and tax effect........    164,218        2     2,059         -        (73)       -            1,988
  Issuance of stock to directors.....        925        -        15         -          -        -               15
  Net activity related to employee
   stock purchase plan...............          -        -      (549)        -          -        -             (549)
  Purchase of company stock..........          -        -         -         -       (760)       -             (760)
  Change in fair value of interest
   rate swaps, net of tax............          -        -         -         -          -     (245)            (245)
  Net income.........................          -        -         -    12,682          -        -           12,682
                                      ---------- --------- --------- --------- ---------- --------    ------------
Balance at December 31, 2003......... 18,515,203     $186  $190,876   $69,643    $(2,192)   $(245)        $258,268
                                      ========== ========= ========= ========= ========== ========    ============








          See accompanying notes to consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                                                               YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                            2003        2002        2001
                                                                          ---------- ----------- -----------
                                                                               (DOLLARS IN THOUSANDS)
                       OPERATING ACTIVITIES
                         Net income .................................      $ 12,682    $ 17,328     $16,012
                         Adjustments to reconcile net income to cash
                            provided by operating activities:
                                 Depreciation and amortization.......        27,257      13,600      14,666
                                 Cumulative effect of change in
                                 accounting principle................             -         892           -
                                 Non-employee stock compensation.....           345         574           -
                                 Deferred taxes......................         6,131       1,129       1,089
                                 Loss on disposal of assets..........           596         351          93
                                 Interest rate swap settlement.......             -           -       2,043
                                 Write off of Insurance Alliance Group            -           -       2,070
                            Changes in operating  assets and liabilities
                            (excluding the effects of acquisitions):
                                 Accounts receivable.................        18,002      (7,924)    (15,907)
                                 Other current assets................          (305)     (1,045)        687
                                 Other assets........................           818      (6,825)     (4,253)
                                 Accounts payable....................          (334)      1,723      (6,351)
                                 Income taxes........................           678      (6,704)       (474)
                                 Accrued liabilities.................          (425)      4,262      18,641
                                 Deferred income.....................          (369)      1,829        (750)
                                 Other non-current liabilities.......         6,753       1,152           -
                                 Deferred compensation...............         2,784       1,178         856
                                                                          ---------- ----------- -----------
                       Cash provided by operating activities.........        74,613      21,520      28,422
                                                                          ---------- ----------- -----------

                       INVESTING ACTIVITIES
                         Purchase of businesses, net of cash acquired        (9,162)   (363,233)    (29,537)
                         Purchases of equipment......................        (4,423)     (7,772)     (5,005)
                         Other.......................................             -           -         300
                                                                          ---------- ----------- -----------
                       Cash used in investing activities.............       (13,585)   (371,005)    (34,242)
                                                                          ---------- ----------- -----------

                       FINANCING ACTIVITIES
                         Proceeds from borrowings....................        39,500     385,130      33,500
                         Repayment of borrowings.....................      (105,692)    (10,892)    (90,948)
                         Debt financing costs........................        (1,414)     (5,057)          -
                         Cash restricted for the repayment of
                         non-recourse notes..........................        (4,901)    (14,065)          -
                         Issuance of common stock....................             -           -      65,426
                         Exercise of stock options...................         1,633         601         382
                         Purchase of company stock for deferred comp
                         plan........................................          (760)          -           -
                         Net activity related to employee stock
                         purchase plan...............................          (505)       (130)         69
                         Settlement of interest rate swap............             -      (2,043)          -
                                                                          ---------- ----------- -----------
                       Cash (used in) provided by financing activities      (72,138)    353,544       8,429
                                                                          ---------- ----------- -----------
                       NET INCREASE (DECREASE) IN CASH AND CASH
                       EQUIVALENTS...................................       (11,110)      4,059       2,609
                       CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
                       YEAR..........................................        14,266      10,207       7,598
                                                                          ---------- ----------- -----------
                       CASH AND CASH EQUIVALENTS AT END OF THE YEAR..      $  3,156    $ 14,266     $10,207
                                                                          ========== =========== ===========

                       Supplemental Disclosure for Cash Paid during the
                       Period:
                            Interest paid............................       $21,779     $ 3,638      $8,600
                            Income taxes, net of refunds.............       $ 1,354     $17,636      $7,147

                       Supplemental Non-Cash Information:

                            Fair value of common stock issued in
                            connection with acquisition
                            contingent payouts...........                   $ 3,055     $ 5,289      $  504
                                                                          ========== =========== ===========
                           Fair value of common stock issued in
                           connection with acquisitions..............       $   630     $21,244      $1,000
                                                                          ========== =========== ===========
                          Asset-backed notes issued to sellers in
                          connection with acquisition................       $     -     $37,350      $    -
                                                                          ========== =========== ===========


          See accompanying notes to consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003

   (TABLES SHOWN IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- The consolidated financial statements include the accounts of Clark, Inc. (the "Company" or "Clark") and its wholly owned subsidiaries. Through the Company's six operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group, the Company designs, markets, and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark Securities, Inc. ("CSI"), a registered broker-dealer through which it sells all its securities products and receives related commissions. All significant intercompany amounts and transactions have been eliminated in the accompanying consolidated financial statements.

         On June 9, 2003, the Company, (formerly known as Clark/Bardes, Inc.) changed its name to Clark, Inc. On May 7, 2003, the Company's wholly-owned broker/dealer (formerly known as Clark/Bardes Financial Services, Inc.) changed its name to Clark Securities, Inc. On April 24, 2003, the Company's operating entity (formerly known as Clark/Bardes Consulting, Inc.) changed its name to Clark Consulting, Inc.

         Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience, actuarial and other valuations, and various other factors that are deemed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgements can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given assumption or estimate made by the Company's management, there may be other assumptions and estimates that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any other such reasonable estimate or assumption would materially impact the financial statements. The Company uses estimates in its determination of allowances for accounts receivable and chargebacks, restructuring provisions, the net present value and amortization of inforce revenue acquired through acquisitions and various impairment analyses. Actual results could differ from those estimates.

         Revenue Recognition -- First year commissions and related fees are recognized as revenue in the amount due or paid by the carrier at the time the policy application is substantially completed, the initial premium payment is paid, and the insured party is contractually committed to purchase the insurance policy. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on the type of policy. The Company is notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are infrequent and minor. Revenue associated with policies to be surrendered is not recognized. While the commission revenue is subject to chargeback, the Company's experience has indicated that less than 1% of revenue recognized has ever been subject to such chargeback provisions. Given the homogenous nature of such cases and historical information about chargebacks, the Company is able to accurately estimate the revenue earned. The Company currently maintains a chargeback allowance, which is monitored on a quarterly basis for adequacy. Service fees are received annually on the policy anniversary date. Fees related to future services to be provided are recognized as the services are rendered and fees for program design and placement are recognized in a manner consistent with commissions. Consulting fee revenue consists of fees charged by Human Capital Practice, Pearl Meyer & Partners, and Federal Policy Group for the services the Company performs in advising its clients. These fees are generally based on a rate per hour arrangement and are earned as the services are provided. Some of the Company's consulting clients pay a retainer at the beginning of a project. These revenues are recognized ratably over the term of the engagement.

         Cash and Cash Equivalents -- The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company has cash balances at financial institutions in excess of the $100 thousand limit insured by the Federal Deposit Insurance Corporation. Uninsured cash in bank balances, including restricted cash, aggregated approximately $22.0 million and $28.3 million at December 31, 2003 and 2002, respectively. The Company has not experienced any

                          CLARK, INC. AND SUBSIDIARIES
losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2003 and 2002, the Company had restricted cash of $19.0 million and $14.1 million related to the asset-backed notes outstanding, respectively.

         Fair Value of Financial Instruments -- The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. See Note 15 Financial Instruments for additional information on financial instruments.

         Equipment and Leasehold Improvements -- Equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation expense is provided in amounts sufficient to relate the cost of assets to operations over the estimated service lives using straight line and accelerated methods. The Company depreciates furniture, equipment, and computer software over periods of three to seven years, while leasehold improvements are amortized over the lease period. Under the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes cost associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has committed to funding the project. Thereafter, all direct costs are capitalized. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

         Goodwill -- With the adoption of Statements of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets as of January 1, 2002, amortization of goodwill ceased and will be tested annually for impairment or whenever changes in circumstances indicate an impairment might exist. Prior to the adoption of SFAS No. 142, goodwill was being amortized over a 20 to 40 year period on a straight-line basis. Amortization expense was $0 in 2003, $0 in 2002, and $4.0 million in 2001.

         Other Identifiable Intangible Assets -- The Company has identifiable intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Other identifiable intangible assets consist of the net present value of future cash flows from existing business at the acquisition date, and non-compete agreements with the former owners. Non-compete agreements are amortized over the period of the agreements. The net present value of inforce revenue is typically amortized between 20 to 30 years (the expected average policy duration). Amortization expense related to identifiable intangible assets was $21.6 million in 2003, $9.2 million in 2002, and $7.6 million in 2001. The Company's policy, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is to review intangible and other long-lived assets for impairment on an annual basis or whenever changes in circumstances indicate that an impairment might exist. When any indicators are present, the estimated undiscounted cash flows are compared to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. Any write-downs are treated as permanent reductions in the carrying amount of the asset.

         Commissions and Fee Expense -- Commissions and fee expense comprise the portion of the total commission revenue that is earned by and paid to both employee and independent sales consultants.

         Advertising -- Advertising and marketing costs are charged to operations when incurred. Total expenses for 2003, 2002, and 2001 were $3.5 million, $2.5 million, and $2.1 million, respectively.

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

         Stock-Based Compensation -- The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans for employees and directors as allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation as Amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, and provide the pro forma disclosures required by SFAS No.
123. The Company accounts for stock options granted to non-employees other than directors under the provisions of SFAS No. 123. The Company grants stock options at an exercise price equal to the quoted market price of its stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested five years from the grant date and have a term of ten years. For purposes of calculating basic and diluted earnings per share, exercised stock options are considered outstanding. Under the treasury stock method, unexercised stock options with fair market values of the underlying stock greater than the stock options' exercise prices are considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be

                          CLARK, INC. AND SUBSIDIARIES
dilutive.

         The pro forma information regarding net income and earnings per share, required by SFAS No. 123 has been determined as if the Company accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001, respectively:

                                                                   2003         2002       2001
                                                               ------------  ----------  ---------
     Dividend yield........................................        None         None        None
     Volatility............................................       62.9%        64.8%      64.17%
     Risk-free interest rates..............................        5.2%         5.2%        5.4%
     Expected life (years).................................          5            5           6

         The estimated average fair values of options outstanding in 2003, 2002, and 2001 were $8.22, $10.63, and $9.00, respectively. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                              2003         2002        2001
                                                                           ------------ ------------ ---------
NET INCOME
  As reported......................................................            $12,682      $17,328   $16,012
  Add: stock-based compensation included in reported net income, net of tax        206          340         -
  Deduct: total stock-based compensation determined under fair value
  based method, net of tax.........................................             (1,799)      (2,472)   (1,876)
                                                                               -------      -------   -------
  Pro forma........................................................            $11,089      $15,196   $14,136
                                                                               =======      =======   =======

BASIC EARNINGS PER COMMON SHARE
  As reported......................................................              $0.69        $1.03     $1.22
  Pro forma........................................................              $0.60        $0.90     $1.07

DILUTED EARNINGS PER COMMON SHARE
  As reported......................................................              $0.68        $0.99     $1.18
  Pro forma........................................................              $0.59        $0.87     $1.04

         These pro forma amounts are not likely to be representative of the effect on reported net income for future years.

         Hedging Transactions -- The Company does not enter into derivative transactions except to mitigate interest rate risk. The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement No. 133, in 2001.

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

         In 2003, the Company entered into interest rate swaps to match floating rate with fixed rate interest payments periodically for LIBOR-based debt. In connection with execution of the amended credit agreement, one of the interest rate swaps was terminated in November 2003.

         In 2001, the Company entered into interest rate swaps to match floating rate with fixed rate interest payments periodically over the life of its term loan agreement. As a result of the pay off of underlying debt in November 2001 with the proceeds from the secondary equity offering, the Company recorded $2.0 million as interest expense for the year ended December 31, 2001 related to the interest rate swaps it had entered into.

         Reclassifications -- Certain 2002 and 2001 amounts have been reclassified to conform to 2003 presentation.

                          CLARK, INC. AND SUBSIDIARIES

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severances associated with a restructuring, discontinued operation or the exit or disposal activity. The Company adopted the provisions of SFAS No. 146 as of January 1, 2003.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 as of January 1, 2003 and the adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

         In January 2003 and December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. The requirements of FIN 46 and FIN 46-R are effective for financial statements of interim or annual periods ending after December 15, 2003. The Company adopted FIN 46 and FIN 46-R as of January 1, 2004 and the adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

         In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, a vendor should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the requirements of the consensus reached in EITF Issue No. 00-21 as of July 1, 2003, of which did not have a material impact on its consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 as of July 1, 2003, and the adoption of this statement did not have a material impact on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 as of July 1, 2003, and the adoption of this statement did not have a material impact on its consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES

3.       ACQUISITIONS

         Following is a description of the acquisitions made during 2003, 2002, and 2001. The results of operations for each acquired entity have been included in the accompanying consolidated statements of income from the effective date of the respective acquisition.

         2003 Acquisitions - In 2003, the Company acquired the following entities for an aggregate purchase price of $4.2 million paid in cash (includes expenses paid) and 44,298 shares of the Company's common stock valued at $630 thousand:

         o Executive Benefit Solutions, LLC, located in Memphis, Tennessee, specializes in providing strategic compensation, benefit, and bank-owned life insurance portfolio consulting services to banks in the Northeast is included in the Company's Banking Practice segment;
         o Blackwood Planning Corporation, located in West Palm Beach, Florida, specializes in providing strategic compensation, benefit, and bank-owned life insurance portfolio consulting services to banks in the Southeast is included in the Company's Banking Practice segment; and
         o Inforce revenue from the president of one of the Company's practices related to policies sold when the employee was a consultant prior to his employment by the Company as practice president is included in the Executive Benefits Practice segment.

         The allocations of the purchase prices for the Executive Benefit Solutions, LLC and Blackwood Planning Corporation is preliminary pending completion of a valuation. Upon completion of such valuations, the allocation of purchase prices will be finalized in accordance with SFAS No. 141, Business Combinations.

         Additional consideration of $11.9 million in cash is payable if certain objectives are met over the next three and one-half years. If earned, these payments will be accounted for as additional goodwill. As of December 31, 2003, additional consideration of $2.5 million was earned and accrued in the accrued liabilities line item on the consolidated balance sheet.

         The net present value of inforce revenue and goodwill recorded in the allocation of purchase price related to those acquisitions amounted to $980 thousand and $1.7 million, respectively. Inforce revenue was assigned to the Executive Benefit Practice segment and the goodwill was assigned to the Banking Practice segment. The remaining purchase price was allocated to non-compete agreements, which are assigned to the Banking Practice segment, and have terms of six years.

         Long, Miller & Associates, LLC. - On November 26, 2002, the Company acquired Long, Miller & Associates, LLC ("LongMiller"). Based in Greensboro, North Carolina, LongMiller specializes in bank-owned life insurance portfolio services. The acquisition combined the two largest distributors of bank-owned life insurance, as LongMiller was merged into the Company's existing Banking Practice. The purchase price was $403.5 million before acquisition costs of approximately $736 thousand, consisting of a cash payment at closing of $346.1 million, $37.4 million of asset-backed notes, and 1,196,888 shares of the Company's common stock valued at $20 million. The cash portion of the acquisition was financed by borrowing $87.5 million from the Company's existing debt facility, with the remainder through a capital markets transaction involving the securitization of a majority of the inforce revenues of LongMiller. The Company allocated $4.4 million to tangible assets acquired, $5.2 million to non-compete agreements, and the remaining amount allocated to inforce revenue. The non-compete agreements and inforce revenue are being amortized over seven years and 30 years, respectively. The results of LongMiller are included beginning November 26, 2002.

         The unaudited pro forma information below presents the Company's results as if the acquisition of LongMiller had occurred on January 1, 2001.

                                                                           YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                             2002        2001
                                                                          ----------- -----------
                                        Pro Forma
                                          Revenue....................       $329,435    $302,715
                                          Net income.................         17,534      21,095
                                          Diluted earnings per share.           1.00        1.43

                          CLARK, INC. AND SUBSIDIARIES

         Federal Policy Group - On February 25, 2002, the Company acquired the Federal Policy Group of PricewaterhouseCoopers LLP. Based in Washington, D.C., Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations and other businesses before the government on legislative and regulatory policy matters. This acquisition allows the Company to continue to expand its service offerings to the corporate market. The purchase price was $11.0 million before acquisition costs of approximately $28 thousand, consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments over the four years based upon attainment of established performance criteria. If earned, the contingent payments will be paid in cash and recorded as additional goodwill. Since its acquisition by the Company, Federal Policy Group has attained its total established performance criteria. Accordingly, all amounts have been earned with $1.5 million paid and $4.5 million accrued in the consolidated balance sheet as of December 31, 2003. Of the purchase price, $2.3 million was allocated to non-compete agreements, which are being amortized over six years with the remaining purchase price being allocated to goodwill. The results of the Federal Policy Group are included beginning February 25, 2002.

         Other 2002 Acquisitions - In 2002, the Company also acquired the following entities for an aggregate purchase price of $5.0 million paid in cash (cash amount includes expenses paid) and 57,478 shares of our common stock valued at $1.2 million:

         o Comiskey Kaufman, located in Houston, Texas, specializes in executive benefits consulting for major companies in the Southwest is included in the Company's Executive Benefits Practice segment, and
         o Hilgenberg and Associates, located in Minneapolis, Minnesota, specializes in providing compensation, benefit and business-owned life insurance consulting services to banks located in the Midwest is included in the Company's Banking Practice segment.

         If certain defined objectives are met over the three years since the acquisition, additional purchase price is payable. As of December 31, 2003, additional consideration of $1.0 million in cash and $338 thousand in common stock is payable if certain objectives are met over the next year. If earned, these payments will be accounted for as additional goodwill. An additional $1.0 million was earned during 2003 with $500 thousand included in accrued liabilities and $500 thousand in other long-term liabilities in the consolidated balance sheet as of December 31, 2003.

         The net present value of inforce revenue and goodwill recorded in the allocation of purchase price related to those acquisitions amounted to $5.2 million and $500 thousand, respectively. Inforce revenue was assigned to the Executive Benefit Practice segment and the goodwill was assigned to the Banking Practice segment. The remaining purchase price was allocated to non-compete agreements, which are assigned to the Banking Practice segment.

         Rich, Florin/Solutions, Inc. - On March 12, 2001, the Company acquired certain assets, all of the business, and assumed certain liabilities of Rich, Florin/Solutions, Inc., a Boston, Massachusetts compensation consulting company. The purchase price was $20.8 million, before expenses, consisting of a cash payment at closing of $11.3 million and $9.5 million of contingent payments over the four years after acquisition based on the attainment of established financial performance criteria. The Company acquired net assets of approximately $1.8 million. The transaction was funded from the Company's existing line of credit. It became the Company's fifth operating segment - Human Capital Practice (previously Rewards and Performance).

         In connection with the formation of the Human Capital Practice (see
Note 4), the Asset Purchase Agreement for Rewards and Performance Group (formerly Rich, Florin/Solutions, Inc.) was amended. Approximately $3.8 million of the unearned contingent consideration will be paid annually in March 2003 through March 2005 regardless of performance of the practice and the other half is contingent upon the results of the Human Capital Practice. During December 2003, the agreement was amended and accelerated the March 2004 payment of approximately $1.3 million into December 2003. These payments will be made in cash. As of December 31, 2003, there was $1.4 million remaining in other long-term liabilities on the consolidated balance sheet.

         Other 2001 Acquisitions - In 2001, the Company also acquired the following entities for an aggregate purchase price of $11.5 million paid in cash (includes expenses paid) and 39,558 shares of its common stock valued at $1.0 million:

         o Coates Kenny - a Berkeley, California based provider of professional actuarial, consulting, and administrative services to retirement plans and post-retirement plans is included in the Human Capital Practice segment;
         o Lyons Compensation and Benefits, LLC -a Waltham, Massachusetts based provider of executive compensation and benefit plans is included in the Healthcare Group segment; and
         o Management Science Associates, Inc. and Partners First - both St. Louis, Missouri-based consulting firms in the healthcare industry are included in the Healthcare Group segment.

                          CLARK, INC. AND SUBSIDIARIES

         During 2003, additional consideration of $200 thousand of Company stock was earned and accrued in accrued liabilities in the consolidated balance sheet as of December 31, 2003. As of December 31, 2003, additional consideration of $4.5 million in cash and $1.7 million in common stock is payable if certain objectives are met over the next two years. If earned, these payments will be accounted for as additional goodwill.

         Inforce revenue and goodwill recorded in the allocation of purchase price related to these acquisitions amounted to $5.7 million and $6.5 million, respectively. Inforce revenue was assigned to the Executive Benefits Practice segment along with $380 thousand of the goodwill and the remaining goodwill was assigned to the Healthcare Group segment.

4.       HUMAN CAPITAL PRACTICE

         On May 16, 2002, the Company announced the formation of its Human Capital Practice. The new practice included the Company's existing Rewards and Performance Group and ten former partners ("partners") and 74 support staff from the Human Capital Practice of Arthur Andersen LLP ("Andersen"). Prior to hiring, the partners and Andersen mutually terminated their partnership interest and association with each other free of all restrictive provisions under the Andersen Partnership Agreement and under any agreements relating to the employment with Andersen. The Company believes any successor liability was mitigated by hiring those employees in a conventional employer/employee relationship.

         Upon hiring, the former Andersen partners received full recourse and interest-bearing loans in the amount of $8.4 million. Of these loans, $1.2 million have a term of two years and the remaining $7.2 million have a term of six and one-half years. As long as the partner is employed on the hiring anniversary date for the two-year loans and each December 31st for the six and one-half year loans, a pro-rata portion of the loans will be forgiven at each date. As a result, these loans are classified as other assets on the December 31, 2003 and December 31, 2002 balance sheets and are being amortized into general and administrative expense.

         In addition, in May 2002, support staff received a total of $602 thousand in sign-on bonuses, which were amortized into the Human Capital Practice results over the first twelve months of employment.

         In October 2002, the Company agreed with one of the partners to terminate its relationship. In December 2002, the Company recorded a charge of approximately $575 thousand related to the forgiveness of part of the partner's loan under the terms of the separation agreement. As of December 31, 2003, there was $182 thousand outstanding with payments scheduled through 2008.

         In May 2003, an additional partner agreed to terminate employment with the Company. Under terms of the separation agreement, $298 thousand of the partner's loan balance was forgiven and expensed leaving a balance of $100 thousand with payments scheduled through 2006.

         In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices. As part of the reorganization, certain of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, four partners and six staff members were terminated which resulted in exiting certain activities of the practice and creating unused leased office space in numerous cities. The Company recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization of which $7.1 million remains accrued on the consolidated balance sheet as of December 31, 2003. The components of the $7.5 million charge included $1.1 million for costs associated with employee terminations, $5.1 million for exit costs relating to the expected remaining future cash outlays associated with leases on vacated facilities until lease termination, bonuses of $1.0 million related to renegotiations of certain bonus agreements to new arrangements necessary to facilitate the reorganization, and $300 thousand for impairment of assets previously utilized by the Human Capital Practice.

         The remaining business of the Human Capital Practice consists of actuarial/retirement plan and investment advisory services.

         The remaining loan balances are expected to be amortized into operating expense as follows:


               2004.............................       $1,052
               2005.............................          826
               2006.............................          826
               2007.............................          826
               2008.............................          826

                          CLARK, INC. AND SUBSIDIARIES

         The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be additional charges or reversals in future periods. The following summarizes the component of the charge and cash payments during the year ended December 31, 2003 and the ending reserve balance for the year then ended.

                                                                                      NON-CASH                       RESERVE
                                               2003 CHARGES       CASH PAYMENTS         ITEMS        REVERSALS       BALANCE
                                               ------------       -------------       --------       ---------       -------
    Employee termination costs                    $1,049                $  -             $-              $-        $1,049
    Lease costs                                    5,120                (388)             -               -         4,732
    Bonus payments                                 1,027                   -              -               -         1,027
    Other                                            294                  (3)             -               -           291
                                                  ------               -----             --              --        ------
    Total                                         $7,490               $(391)            $-              $-        $7,099
                                                  ======               =====             ==              ==        ======

5.       EXECUTIVE BENEFITS PRACTICE RESTRUCTURING COSTS

         During the first quarter of 2003, the Company committed to a plan to consolidate the business support services of the Executive Benefits Practice in Dallas, Texas. As a result, the Company intends to significantly reduce operations in the Los Angeles, California and Bethesda, Maryland offices. The moves from Los Angeles and Bethesda are expected to be substantially completed by July 31, 2004 and September 30, 2004, respectively. There were 68 employees notified of the restructuring with some being offered relocation packages and others being terminated with severance packages that include varying retention bonus incentives. The total expected cost of this restructuring (approximately $1.6 million) is being recognized ratably starting in March 2003. During the year ended December 31, 2003, the Company recorded expense of approximately $800 thousand. In the third and fourth quarters of 2003, there were adjustments to the reserve related to employees who forfeited their severance by not staying through their retention date. The above amounts are included in general and administrative expenses on the consolidated income statement. A summary of the activity in the reserve account as of December 31, 2003 is follows:


                                 RESERVE BALANCE      YEAR TO DATE          CASH                             RESERVE BALANCE
                                 JANUARY 1, 2003         EXPENSE          PAYMENTS      ADJUSTMENTS         DECEMBER 31, 2003
                                ------------------    --------------     -----------    -------------     -----------------------

Employee termination benefits         $ -                 $800             $(606)          $(49)                   $145

6.       CONTINGENT CONSIDERATION

         As a result of the Company's acquisition program, it has $30.4 million of contingent consideration potentially due to the former owners of its acquired companies, including $10.5 million that has been earned and is accrued on the consolidated balance sheet at December 31, 2003. These amounts are payable as additional consideration for the acquired operating unit having met certain performance criteria negotiated at the time of the purchase. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of December 31, 2003:


                                POTENTIAL AMOUNT                              SHARE VALUE
                                   PAYABLE IN           CASH       SHARES         (1)
                              ---------------------- ----------- ----------- --------------
                                      2004              $ 6,361      56,185         $1,081
                                      2005               10,691      99,131          1,907
                                      2006                5,328      19,491            375
                                      2007                3,603           -              -
                                      2008                1,103           -              -
                                                     ----------- ----------- --------------
                                                        $27,086     174,807         $3,363
                                                     =========== =========== ==============

                           (1) Shares determined using the share value computed using the closing price of the Company's common stock at December 31, 2003 of $19.24 per share.

                          CLARK, INC. AND SUBSIDIARIES

7.       ASSET DISPOSITION

         The Company acquired Insurance Alliances Group in May 2000 with the intent of establishing it as its estate-planning segment. The Company was unable to develop this business to the size and scope it contemplated at the time of its acquisition and on September 21, 2001, the Company sold substantially all of the assets of this business for $300 thousand. During 2001, the Company recorded as operating expense, a write down of approximately $2.1 million in the carrying value of the goodwill and inforce revenue intangible assets arising from this acquisition, which were considered unrecoverable.

8.       ACCOUNTS RECEIVABLE

         Major categories of accounts receivable are as follows:

                                                                 AS OF DECEMBER 31,
                                                                 --------------------
                                                                   2003       2002
                                                                 ---------- ---------
                             Accounts receivable - trade....       $48,467   $63,853
                             Loans receivable...............           307     1,170
                             Accounts receivable allowance..        (1,296)   (1,089)
                                                                 ---------- ---------
                                                                   $47,478   $63,934
                                                                 ========== =========

         The rollforward of the accounts receivable allowance is as follows:

                                                                       AS OF DECEMBER 31,
                                                                       ------------------
                                                                   2003       2002       2001
                                                                 ---------- --------- ----------
                           Beginning balance.................      $(1,089)    $(822)     $(555)
                           Write offs........................          999       638        343
                           Expense...........................       (1,206)     (905)      (610)
                                                                 ---------- --------- ----------
                           Ending balance....................      $(1,296)  $(1,089)     $(822)
                                                                 ========== ========= ==========


         As of December 31, 2003 and 2002, there were approximately $2.3 million and $1.6 million, respectively, of unbilled receivables included in accounts receivable on the consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

9.       GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company adopted SFAS No. 142 in the first quarter of 2002. The Company tested goodwill for impairment in 2002 using the two-step process prescribed in SFAS No. 142. The first step is a determination of potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. An after-tax impairment charge of $523 thousand $(892 thousand before tax) resulting from these impairment tests is reflected as the cumulative effect of a change in accounting principle in 2002. The Company performs its annual goodwill impairment analysis in the fourth quarter of each year. No additional impairment was recorded in 2003.

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. While SFAS No. 142 prohibits restatement for comparison purposes, the following presents reported net income and earnings per share adjusted to exclude amortization related to goodwill that is no longer being expensed in 2003 and 2002, net of the related income tax effect.

                          CLARK, INC. AND SUBSIDIARIES

                                                                              2003             2002             2001
                                                                          -------------   -------------    -------------

            Reported net income, before cumulative effect of change in
             accounting principle........................................      $12,682          $17,851          $16,012
               Add:  Goodwill amortization, net of tax...................            -                -            2,590
                                                                          -------------    -------------    -------------
            Adjusted net income, before cumulative effect of change in
             accounting principle........................................      $12,682          $17,851          $18,602
                                                                          =============    =============    =============

            Basic earnings per common share, before cumulative effect
             of change in accounting principle...........................        $0.69           $ 1.06           $ 1.22
               Add:  Goodwill amortization, net of tax...................            -                -             0.19
                                                                          -------------    -------------    -------------
            Adjusted basic earnings per common share, before cumulative
             effect of change in accounting principle....................        $0.69           $ 1.06           $ 1.41
                                                                          =============    =============    =============

            Diluted earnings per common share, before cumulative effect
             of change in accounting principle...........................        $0.68            $1.02           $ 1.18
                Add:  Goodwill amortization, net of tax                              -                -             0.19
                                                                          -------------    -------------    -------------
            Adjusted diluted earnings per common share, before
             cumulative effect of change in accounting principle.........        $0.68           $ 1.02           $ 1.37
                                                                          =============    =============    =============

         Changes in the carrying amount of goodwill between December 31, 2002 and December 31, 2003 by reporting units are as follows:


                                               BALANCE             ACQUIRED DURING                                BALANCE
                                          DECEMBER 31, 2002           THE YEAR            EARNOUTS           DECEMBER 31, 2003
                                          -----------------        ---------------        --------           -----------------

  Executive Benefits Practice                  $ 16,288                 $    -             $  150               $ 16,438
  Banking Practice                               40,488                  1,698              2,537                 44,723
  Healthcare Group                               14,076                      -                  -                 14,076
  Management Science Associates                   5,010                      -                  -                  5,010
  Human Capital Practice                            664                      -                200                    864
  Pearl Meyer & Partners                         36,981                      -                  -                 36,981
  Federal Policy Group                            4,266                      -              4,500                  8,766
  Corporate                                          30                      -                  -                     30
                                               --------                 ------             ------               --------
  TOTAL                                        $117,803                 $1,698             $7,387               $126,888
                                               ========                 ======             ======               ========


Information regarding the Company's other intangible assets follows:

                                       AS OF DECEMBER 31, 2003                             AS OF DECEMBER 31, 2002
                         -----------------------------------------------    ------------------------------------------------
                         CARRYING       ACCUMULATED                           CARRYING        ACCUMULATED
                          AMOUNT       AMORTIZATION          NET               AMOUNT         AMORTIZATION         NET
                         --------      ------------          ---              --------        ------------         ---

Inforce revenue         $499,800           $(44,305)       $455,495           $503,895            $(24,334)    $479,561
Non-compete
 agreements               10,669             (3,249)          7,420              4,472              (1,641)       2,831
                          ------             ------           -----              -----              ------        -----
     Total              $510,469           $(47,554)       $462,915           $508,367            $(25,975)    $482,392
                        ========           ========        ========           ========            ========     ========


         Amortization expense of other intangible assets was $21.6 million, $9.2 million, and $7.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

         Net present value of future cash flows from inforce revenues are amortized over 20 to 30 years, periods representative of policy duration, and non-compete agreements are amortized over five to ten years according to the terms of the agreements. Goodwill generated from acquisitions completed prior to July 1, 2001 was amortized over periods of 20 to 40 years. Amortization of goodwill ceased January 1, 2002 upon the Company's adoption of SFAS No. 142.

                          CLARK, INC. AND SUBSIDIARIES

         For the past three years, the Company's amortization of intangibles has been comprised of the following:

                                                                        YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                      2003        2002         2001
                                                                 ----------- ------------ -------------
       Present value of future cash flows from inforce revenue       $19,971       $8,641       $ 7,282
       Goodwill.............................................               -            -         4,003
       Non-compete agreements...............................           1,608          608           275
                                                                 ----------- ------------ -------------
       Total................................................         $21,579       $9,249       $11,560
                                                                 =========== ============ =============

         The Company estimates that its amortization for 2004 through 2008 for all acquisitions consummated to date will be as follows:

                                                             NON-COMPETE
                                          INFORCE REVENUE     AGREEMENTS      TOTAL
                                         ----------------    ------------   ---------
                    2004................     $16,677           $1,293        $17,970
                    2005................      13,862            1,268         15,130
                    2006................      13,334            1,268         14,602
                    2007................      13,007            1,243         14,250
                    2008................      13,078              827         13,905

10.  ACCRUED LIABILITIES

Major categories of accrued liabilities are as follows:

                                                    AS OF DECEMBER 31,
                                                   --------------------
                                                      2003      2002
                                                   --------- ----------
   Bonuses payable.............................     $15,603    $13,970
   Commissions payable.........................       9,692     14,723
   Earnouts payable............................       7,442      7,587
   Other.......................................      13,911     10,903
                                                   --------- ----------
                                                    $46,648    $47,183
                                                   ========= ==========

11. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Major classifications of equipment and leasehold improvements are as follows:

                                                    AS OF DECEMBER 31,
                                                   --------------------
                                                      2003      2002
                                                   --------- ----------
   Computer software, office furniture and
   equipment...................................     $20,346    $18,161
   Capitalized software........................       5,729      3,931
   Leasehold improvements......................       3,118      3,502
                                                   --------- ----------
                                                     29,193     25,594
   Accumulated depreciation and amortization...     (15,909)   (10,459)
                                                   --------- ----------
                                                    $13,284    $15,135
                                                   ========= ==========

         Depreciation expense was $5.7 million, $4.4 million, and $3.1 million for 2003, 2002, and 2001, respectively.

12. TAXES

         Income tax expense from operations consists of the following components:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              2003         2002        2001
                                           ------------ ----------- -----------
    Current:
     Federal..............................    $1,396     $ 8,328      $4,887
     State and local......................       371       2,947       1,727
    Deferred:
     Federal..............................     5,548         908       1,704
     State and local......................       774         221         407
                                           ------------ ----------- -----------
                                              $8,089     $12,404      $8,725
                                           ============ =========== ===========

                          CLARK, INC. AND SUBSIDIARIES

         Total income taxes incurred consists of the following components:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              2003         2002        2001
                                           ------------ ----------- -----------
    Income tax expense from operations.....    $8,089    $12,404      $8,725
    Income tax benefit in equity from
       exercise of options.................      (195)       (24)       (196)
                                           ------------ ----------- -----------
    Total income tax incurred..............    $7,894    $12,380      $8,529
                                           ============ =========== ===========

         A reconciliation of the 2003, 2002, and 2001 income tax expense computed by applying the statutory rate to income before income taxes to the actual taxes is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              2003         2002        2001
                                           ------------ ----------- -----------
    U.S. Federal statutory rate............   $7,062      $10,589      $8,657
    State income tax-- net of federal
    benefit................................      970        1,950       1,448
    Prior year warrant extinguishment......        -            -      (1,650)
    Non-deductible goodwill amortization...        -            -         299
    Non-taxable life insurance proceeds....        -            -         (67)
    Tax liability adjustment and prior
    year taxes.............................     (146)        (123)       (362)
    Other - net............................      203          (12)        400
                                           ------------ ----------- ------------
                                              $8,089      $12,404      $8,725
                                           ============ =========== ============

         The December 31, 2003 effective tax rate reflects an anticipated $283 thousand net state tax refund. The decrease in the effective tax rate is primarily related to the true up of the estimated 2002 state tax liability.

         As a result of a Circuit Court case allowing the deductibility of such expenses, the Company filed an amended Federal income tax return for the year ended December 31, 1998 for an additional deduction of $4.8 million in 1998 for the repurchase of certain put warrants. During an audit of the Company's Federal income tax return for the years 1998 and 1999, the Internal Revenue Service approved the Company's amended return and approved a refund of approximately $1.7 million, before interest, for the years under audit. No other audit adjustments were made. Without the benefit of this refund, the Company's effective tax rate would have been 41.9% for the year ended December 31, 2001.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           AS OF DECEMBER 31,
                                                        ------------------------
                                                            2003         2002
                                                        ------------ -----------
    LONG-TERM:
         Intangible assets..........................      $(19,989)    $(11,453)
         Depreciation...............................        (1,077)           -
         Accrued liabilities........................         1,270            -
         Reorganization costs.......................         2,375            -
         Deferred compensation......................         2,229        1,383
         Net operating loss.........................         1,135        1,264
         Other......................................             -          (31)
                                                        ------------ -----------
    TOTAL LONG-TERM NET DEFERRED TAX LIABILITIES          $(14,057)    $ (8,837)
                                                        ============ ===========

    CURRENT:
        Accrued liabilities........................        $ 1,263      $ 1,003
        Prepaid expenses...........................         (1,236)           -
        Net operating loss.........................            226          249
                                                        ------------ -----------
    TOTAL CURRENT NET DEFERRED TAX ASSETS..........        $   253      $ 1,252
                                                        ============ ===========

         In assessing the realizability of deferred tax assets, the Company considers the likelihood that some portion or all of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences. Accordingly, no valuation allowance is deemed necessary.

                          CLARK, INC. AND SUBSIDIARIES

13. LONG-TERM DEBT

                                                           AS OF DECEMBER 31,
                                                        -----------------------
                                                            2003         2002
                                                        ------------ ----------

    Term loan payable to banks..........................  $ 15,495     $ 50,000
    Revolving credit loan payable to banks..............    15,400       56,980
    Notes payable to former stockholder of
    acquired businesses.................................     5,897        6,733
    Asset-backed notes..................................   288,729      305,000

    Trust preferred debt................................    27,000            -
                                                        ----------   ----------
                                                           352,521      418,713
    Less current maturities.............................    16,553       22,675
                                                        ----------   ----------
                                                          $335,968     $396,038
                                                        ==========   ==========

         Securitization -- In order to finance the acquisition of LongMiller, the Company entered into a $305 million gross securitization of a majority of the inforce revenues of LongMiller. In connection with the securitization transaction, CBC Insurance Revenue Securitization, LLC, a wholly-owned subsidiary of the Company ("CBC IRS"), issued $305 million aggregate principal amount of notes secured by insurance commission streams (the "Securitized Notes") in a private placement (the "Securitization Transaction"). CBC IRS purchased such insurance commission streams from LongMiller. CBC IRS is a special purpose company that holds certain rights to commissions and other compensation arising from the sale of bank-owned or company-owned life insurance policies. While CBC IRS is included in the Company's consolidated financial statements and has elected to be treated as a disregarded entity for federal income tax purposes, it is a separate legal entity. The assets held by CBC IRS are legally owned by CBC IRS and are not available to creditors of the Company, LongMiller, or the Company's other subsidiaries. The securitization is broken into four traunches, each rated by Standard & Poors. The traunches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", the B-class traunch of $108 million rated "A" and the C-class traunch of $30 million rated "BBB". The weighted average interest cost over the 20-year life of the asset-backed notes is approximately seven percent. The securitized inforce revenues, which are approximately $38.7 million in 2003, are used to pay interest and principal to the noteholders. Assuming the securitized notes amortize as expected, the securitization will provide residual cash flow to the Company of approximately five percent for the securitized inforce revenue in the initial years, and the Company's total residual interest would equal approximately 28 percent of the total securitized inforce revenue over the life of the notes. The securitization is treated as debt and is included in the Banking Practice segment, and is non-recourse to the Company. The note agreement requires cash flow from the assets securitizing the notes to be held in a separate account. As of December 31, 2003, there was restricted cash of $19.0 million related to such requirements.

         Credit Facility -- In November 2003, the Company amended and restated its December 28, 1999 Credit Agreement revising the amount available under the credit facility to $80.0 million. In December 2003, a new participant bank was added to the facility increasing the facility amount to $90 million. The Company converted $50 million of amounts under the revolving credit facility to term debt at December 31, 2002. The term debt is being paid quarterly over five years under the credit facility agreement. The Company had $59.1 million available under its credit line at December 31, 2003. The Company's assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of the inforce policies acquired in connection with the acquisition of LongMiller.

         Interest on the revolver is based upon prime or LIBOR, plus a spread, at the Company's option. Interest on the revolver is paid monthly for prime rate borrowings and at maturity of each LIBOR borrowing. The Company's average interest rate at December 31, 2003 is 3.45%. Interest on the term loan is paid quarterly and is based on LIBOR plus a spread (3.17% at December 31, 2003). The Company's spread may change depending on its financial leverage.

         The restrictive covenants under the credit facility provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum level of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. The Company was in compliance with all its restrictive covenants as of December 31, 2003. The Company's restrictive covenants may limit its borrowing ability under its credit line.

         The Company is obligated to pay a commitment fee based on the daily average of undrawn funds under the credit agreement. The fee is a minimum of ..35% and a maximum of .50% based on the ratio of consolidated indebtedness to income before interest, taxes, depreciation and amortization for the most recent four quarters on a rolling quarterly basis.

                          CLARK, INC. AND SUBSIDIARIES

         Trust Preferred Debt -- On May 23, 2003, the Company received proceeds of approximately $14.5 million from its participation in a pooled trust preferred transaction, in which it issued $15.0 million aggregate principal amount of long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 420 basis points (5.37% as of December 31, 2003). The Company used the net proceeds to pay down the term portion of its credit facility. The pooled trust preferred debt is payable in one payment due in 30 years with interest paid quarterly.

         On December 16, 2003, the Company received proceeds approximately $11.5 million from its participation in a pooled trust preferred transaction, in which it issued $12.0 million aggregate principal amount of long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 410 basis points (5.27% as of December 31, 2003). The Company used the net proceeds to pay down the term portion of its credit facility. The pooled trust preferred debt is payable in one payment due in 30 years with interest paid quarterly.

         Phynque, Inc. Notes -- In connection with the purchase of Phynque, Inc. d/b/a Management Compensation Group/Healthcare, the Company issued an $8.7 million promissory note payable in thirty-two equal quarterly installments of principal and interest at 10%. A portion of the promissory note is guaranteed personally by the Company's Chairman and Chief Executive Officer.

         At December 31, 2003, future payments under all debt arrangements are as follows:

                  2004...................     $ 16,553
                  2005...................       20,072
                  2006...................       30,621
                  2007...................       13,945
                  2008...................       13,297
                  2009 and thereafter....      258,033
                                             ---------
                                              $352,521
                                             =========

14.  STATEMENT OF COMPREHENSIVE INCOME

         Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value, net of tax, of interest rate swaps. Shown below is the Company's comprehensive income:

                                                  YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                             2003         2002        2001
                                         ----------- ------------ -----------
        Net income.......................   $12,682      $17,328      $16,012
        Change in fair value of interest
           rate swaps, net of tax........      (245)           -            -
                                         ----------- ------------ -----------
        Comprehensive income.............   $12,437      $17,328      $16,012
                                         =========== ============ ===========

15. FINANCIAL INSTRUMENTS

         Derivative Financial Instruments. The Company has used derivatives only for hedging purposes to mitigate interest rate risk. The following is a summary of the Company's risk management strategies and the effect of these strategies on its consolidated financial statements.

         Cash Flow Hedging Strategy. The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to interest rate risk. On January 7, 2003, the Company entered into two interest rate swaps with a total notional value of $50 million to hedge $50 million of outstanding LIBOR-based debt. These swaps have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income ("OCI") for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings. Amounts are reclassified from OCI to earnings as the interest rate swaps affect earnings. There have been no charges to earnings for ineffectiveness for the year ended December 31, 2003. The fair value of these interest rate swap agreements, based upon market quotes, was a liability of approximately $157 thousand at December 31, 2003. The notional amount of the remaining interest rate swap amortizes $1.4 million per quarter. In November 2003, in conjunction with the renewal of the credit facility, one of the interest rate swaps was terminated. The remaining swap has a notional amount of $22.4 million, which the Company is paying a fixed rate of 2.85% and receiving LIBOR. There were no outstanding interest rate swaps at December 31, 2002.

                          CLARK, INC. AND SUBSIDIARIES

         On December 21, 2001, the Company repaid $41.2 million of hedged term debt from the proceeds of the sale of 3,693,750 shares of its common stock in a public offering on November 15, 2001. As a result of the repayment, the cash flow hedge was effectively discontinued and therefore $2.0 million related to the settlement of the swaps was recognized as a component of interest expense in the Company's December 31, 2001 statement of income.

         The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

         Long- and Short-Term Debt. The carrying amounts of the borrowings under the Company's loan arrangements approximate their fair value. The fair values of the long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Interest rate swaps. The carrying amount of interest rate swaps is based upon confirmation from the counterparty.

         The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                           AS OF DECEMBER 31,
                               ------------------------------------------
                                      2003                   2002
                               -------------------    -------------------
                               CARRYING    FAIR       CARRYING     FAIR
                                AMOUNT     VALUE       AMOUNT     VALUE
                               --------   --------    --------   --------
  Short-term debt.............   16,553    17,525       22,675    23,202
  Long-term debt..............  335,967   342,046      396,038   395,487
  Interest rate swaps.........      157       157            -         -

16. BENEFIT PLANS

         Incentive Stock Option Plan. The Incentive Stock Option Plan provided certain employees options to purchase shares for $4.80 and $7.00 per share; 190,832 options were granted and no additional options may be granted under this program. The $4.80 and $7.00 options became fully vested at the date of the Initial Public Offering. The options expire ten years from the grant date and are voided within 90 days of the employee's termination or one year from date of death. No future options will be granted under this plan.

         1998 Stock Option Plan. In 1998, the Board of Directors approved a stock option plan providing for certain employees, directors, and consultants to purchase shares at the fair market value at the time the option is granted. The Plan is administered by a committee of non-employee directors who have full discretion to determine participation, vesting, and term of the option at the time of the grant providing that no option may have a term greater than ten years from the date of the grant. A total of 2.0 million shares are reserved for issuance under this plan. The vesting period of the stock options is generally between three and five years. As of December 31, 2003, 1,924,832 options have been granted under this program and a total of 75,168 shares of the Company's common stock remain available for grant.

         1998 Non-Employee Director Stock Option Plan. A total of 100 thousand shares of the Company's common stock have been reserved for issuance under its Non-Employee Director Plan, as amended, by the Board of Directors in January 2000. The non-employee director plan is administered by the compensation committee of the board. Only nonqualified options may be granted and all of the Company's non-employee directors participate in the plan. The plan provides for the automatic grant of stock options to purchase 10 thousand shares of the Company's common stock to each newly elected non-employee director on the first day of the month following their election. The plan also provides for the automatic grant of stock options to purchase 4 thousand shares of the Company's common stock to continuing non-employee directors on the first day of the month immediately following its annual stockholders meeting. The exercise price for stock options granted under the non-employee director plan is the fair market value of the Company's common stock on the date of grant. The vesting period of the stock options is generally between one and three years. No option may have a term greater than three years from the date of the grant. As of December 31, 2003, 98,110 options had been granted under the non-employee director plan and a total of 1,890 shares of the Company's common stock remain available for grant.

         2002 Stock Option Plan - On April 30, 2002, the Board of Directors approved the Clark, Inc. 2002 Stock Option Plan (the "2002 Plan"). A total of 500 thousand shares of the Company's common stock have been reserved for issuance under the 2002 Plan. The exercise price for stock options granted under the 2002 Plan is the fair market value of the Company's common stock on the date of grant. The vesting period of the stock options is generally between three and five years. No option may have a term greater than ten years from the date of the grant. As of December 31, 2003, 189,500 options had been granted under this plan and a total of 310,500 shares of the Company's common stock remain available for grant.

                          CLARK, INC. AND SUBSIDIARIES

         2003 Stock Option Plan - On January 28, 2003, the Board of Directors approved the Clark, Inc. 2003 Stock Option Plan (the "2003 Plan"). A total of 2 million shares of the Company's common stock have been reserved for issuance under the 2003 Plan. The exercise price for stock options granted under the 2003 Plan is the fair market value of the Company's common stock on the date of grant. The vesting period of the stock options is generally between three and five years. No option may have a term greater than ten years from the date of the grant. As of December 31, 2003, 10 thousand options had been granted under this plan and a total of 1,990,000 shares of the Company's common stock remain available for grant.

         The following table summarizes the combined status of all of the Company's stock option plans:

                                                                                                   WEIGHTED
                                                                                                   AVERAGE
                                                                           OPTIONS              EXERCISE PRICE
                                                                      ------------------      -------------------
OUTSTANDING AT JANUARY 1, 2001....................................            1,377,276                   $12.56
  Granted.........................................................              541,100                    17.28
  Exercised.......................................................             (119,440)                    8.44
  Forfeited.......................................................              (38,300)                   15.40
                                                                      ------------------      -------------------
OUTSTANDING AT DECEMBER 31, 2001..................................            1,760,636                    14.23
  Granted.........................................................              351,964                    23.25
  Exercised.......................................................              (75,400)                   23.55
  Forfeited.......................................................             (118,768)                   18.20
                                                                      ------------------      -------------------
OUTSTANDING AT DECEMBER 31, 2002..................................            1,918,432                    15.94
  Granted.........................................................              285,000                    14.33
  Exercised.......................................................             (167,998)                   10.17
  Forfeited.......................................................             (450,162)                   16.94
                                                                      ------------------      -------------------
OUTSTANDING AT DECEMBER 31, 2003..................................            1,585,272                    15.41
                                                                      ==================
EXERCISABLE AT DECEMBER 31, 2003..................................              868,148
                                                                      ==================
EXERCISABLE AT DECEMBER 31, 2002..................................            1,132,515
                                                                      ==================
EXERCISABLE AT DECEMBER 31, 2001..................................              824,742
                                                                      ==================

         The following table summarizes the stock options outstanding and exercisable as of December 31, 2003:

                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
 -----------------------------------------------------------------   -----------------------------
                                       WEIGHTED
                                       AVERAGE         WEIGHTED                       WEIGHTED
                                      REMAINING        AVERAGE                        AVERAGE
     RANGE OF          NUMBER     CONTRACTUAL LIFE     EXERCISE         NUMBER        EXERCISE
 EXERCISE PRICES    OUTSTANDING        (YEARS)          PRICE         EXERCISABLE      PRICE
------------------- ------------- ------------------ -------------   -------------- -------------

   $4.80 - $7.00        61,101            3.5            $ 5.70           61,101        $ 5.70
           $9.00       182,916            3.9              9.00          182,916          9.00
  $9.88 - $11.50       231,900            8.4             10.31           96,427         10.16
 $11.60 - $14.50       292,800            9.4             13.41          120,832         12.95
 $14.75 - $15.93       134,370            6.6             14.93           87,274         14.89
 $16.65 - $18.13       107,546            5.7             17.33           67,286         17.57
 $18.49 - $22.04       134,000            9.1             18.71            6,667         21.50
 $22.90 - $25.28       388,639            8.9             24.37          202,565         24.85
 $27.49 - $30.30        52,000            6.7             27.49           43,080         27.49
                  -------------                                    --------------
                     1,585,272                                           868,148
                  =============                                    ==============

         Savings Investment Plan. The Savings Investment Plan is a defined contribution profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, covering substantially all eligible employees. At the Company's discretion, it may contribute up to 100% of an eligible participant's contributions to the Plan, up to a maximum of 3% of the participants' salary. The Company's contributions to the Plan were $1.8 million, $2.0 million, and $1.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

         Stock Purchase Plan. On January 28, 2003, the Board of Directors adopted the amended and restated Employee Stock Purchase Plan ("ESPP"), under which a total of 400 thousand shares of common stock have been reserved for issuance. Any employee who has been employed for 30 days is eligible to participate in offerings under the Stock Purchase Plan.

         The Stock Purchase Plan consists of eight semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 2003 to 2006, and terminating on June 30 and December 31 of each such year. The maximum number of shares issued in such years was 50 thousand in 2003, and 50 thousand plus the number of unissued shares from prior offerings for subsequent periods. The price of the shares under each offering segment is 85% of the lower of the closing market price on the day before the offering period begins or on the day the offering period ends.

                          CLARK, INC. AND SUBSIDIARIES

         The Company has, for the expired periods prior to December 31, 2003, determined that it will purchase the requisite shares on the open market and have not issued any additional shares to fulfill this obligation. Future fulfillment under this Plan may be made through open market purchases or unissued shares, at the Company's discretion.

         During 2003, 2002, and 2001, the Company's employees purchased 90,484, 49,824, and 52,663 shares, respectively of common stock at an average cost to them of $10.16, $17.89, and $13.00 per share, respectively. The Company's open market purchases of these shares for the employees were made at an average cost of $13.82, $21.18, and $11.67 per share during 2003, 2002, and 2001, respectively.

         Key Executive Life Insurance. The Company maintains key man life insurance policies of $50.0 million on its Chairman and Chief Executive Officer and policies ranging from $1.0 million to $10.0 million on certain other key executives. As part of the Company's Chairman and Chief Executive Officer's employment agreement, it agrees to use the proceeds from the key man life insurance to purchase from the Chairman's estate up to $20 million of common stock at the closing price on the last trading day immediately preceding his death.

17. COMMITMENTS

         Leases -- The Company conducts operations from leased office facilities. The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown in the table below.

         Rental expense for the years ended December 31, 2003, 2002, and, 2001 was $16.7 million, $9.4 million, and $6.0 million, respectively.

         At December 31, 2003, approximate minimum rental commitments under all non-cancelable leases having terms in excess of a year are as follows:

                    2004....................  $10,882
                    2005....................   10,579
                    2006....................   10,074
                    2007....................    9,085
                    2008....................    7,668
                    2009 and Thereafter.....   14,092
                                              -------
                                              $62,380
                                              =======

                          CLARK, INC. AND SUBSIDIARIES

18.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share:

                                                                          YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                                   2003             2002             2001
                                                            ---------------- ----------------- ----------------
NUMERATOR:
Income,   before   cumulative   effect   of  change  in
 accounting principle.......................................         $12,682          $17,851          $16,012
Cumulative  effect of change in  accounting  principle,
 net of tax.................................................               -             (523)               -
                                                            ---------------- ----------------- ----------------
Numerator  for basic and  diluted  earnings  per common
 share......................................................         $12,682          $17,328          $16,012
                                                            ================ ================= ================
DENOMINATOR
Basic earnings per common share -
   weighted average shares outstanding......................      18,338,963       16,896,657       13,162,899
Effect of dilutive securities:
   Stock options............................................         189,871          456,490          412,931
   Contingent shares earned not issued......................         212,099          159,959                -
                                                            ---------------- ----------------- ----------------
Diluted  earnings per share - weighted  average  shares
 plus assumed conversions...................................      18,740,934       17,513,106       13,575,830
                                                            ================ ================= ================

PER COMMON SHARE
Basic  Earnings  per common  share,  before  cumulative
 effect of change in accounting principle...................           $0.69            $1.06            $1.22
Cumulative effect of change in accounting principle.........               -            (0.03)               -
                                                            ---------------- ----------------- ----------------
Basic earnings per common share                                        $0.69            $1.03            $1.22
                                                            ================ ================= ================
Diluted  Earnings per common share,  before  cumulative                                 $1.02            $1.18
 effect of change in accounting principle...................           $0.68
Cumulative effect of change in accounting principle.........               -            (0.03)               -
                                                            ================ ================= ================
Diluted Earnings per common share...........................           $0.68            $0.99            $1.18
                                                            ---------------- ----------------- ----------------

         For the years ended December 31, 2003, 2002, and 2001 there are approximately 868 thousand, 582 thousand, and 225 thousand, respectively, of outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective years. The range of exercise prices for these antidilutive stock options was between $14.31 and $30.30 at December 31, 2003, $21.50 and $30.30 at December 31, 2002, and $23.55 and $25.28 at December 31, 2001.

                          CLARK, INC. AND SUBSIDIARIES

19. CARRIER INCENTIVE CONTRACTS

         During the third quarter of 2003, the Company completed agreements with two of its insurance carriers, which will generate additional revenue on its existing blocks of business with these carriers. The length of one of the contracts is five and one half years and the other contract is one year. The contracts automatically renew at the end of each term unless notice is given by one of the parties. The agreements resulted in revenue of $3.5 million for the year ended December 31, 2003, and provide for additional payments upon certain conditions and measurement dates. The future payment amounts are based on the cash value (or fair value) of the Company's existing inforce business with these carriers at specified dates of measurement. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of the Company's business with these carriers.

         On September 25, 2002, the Company entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of its principal stockholders and insurance carrier. The Company received payments and recognized revenue of approximately $2.5 million during the year ended December 31, 2003 under the terms of this agreement. During 2002, the Company received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.1 million in 2002, pursuant to this agreement. Under the terms of this agreement, the Company expects to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years, depending upon certain conditions. Of this annual amount, $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and the Company will not have access to this cash for general corporate purposes until the securitized notes are fully paid. This revenue, net of amounts provided for chargebacks, is being recognized on a monthly basis beginning in October 2002. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or exchanged. Any chargeback amounts would be deducted from the next scheduled payment.

20. SEGMENTS AND RELATED INFORMATION

         The Company has six reportable segments:

         o Executive Benefits Practice - markets, designs, implements, administers, and finances non-qualified benefit plans for companies of all sizes including Fortune 1000 companies and other companies which can benefit from the Company's products and services.

         o Banking Practice - offers compensation consulting, executive, and director benefit programs and bank-owned life insurance to the bank market.

         o Healthcare Group - provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations.

         o Human Capital Practice - provides compensation, benefits, and human resources consulting services and products to major companies including technology and intellectual capital companies.

         o Pearl Meyer & Partners - specializes in executive compensation and retention programs.

         o Federal Policy Group - provides a variety of legislative and regulatory strategic services.

         As of January 1, 2003, the Company transferred the operations of Coates Kenney from its Executive Benefits Practice to its Human Capital Practice. As a result, the segment information as of, and for the periods ended December 31, 2003 and 2002, have been reclassified to reflect this transfer.

         LongMiller, acquired on November 26, 2002, became part of the existing Banking Practice.

         The segment information as of, and for the periods ended December 31, 2003, 2002 and 2001 for the Pearl Meyer & Partners segment reflects the results of, and information related to, the Rewards and Performance Group and certain Human Capital Practice employees, who were transferred to Pearl Meyer & Partners as of October 1, 2003.

         On February 25, 2002, the Company acquired the Federal Policy Group from PricewaterhouseCoopers LLP.

         The six reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, human resources, and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

                          CLARK, INC. AND SUBSIDIARIES

         The Company has disclosed income from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company's chief operating decision-maker and the most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reports are the same as those described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies".

         The Company evaluates performance and allocates resources based on operating income before income taxes, interest and corporate administrative expenses. There are no inter-segment revenue or expenses.

         Segment information for the years ended December 31, 2003, 2002, and 2001, is as follows:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              2003         2002         2001
                                                           ------------ ------------ -----------
     REVENUES FROM EXTERNAL CUSTOMERS
     Executive Benefits Practice......................        $ 69,988     $ 82,847    $ 94,238
     Banking Practice.................................         165,839      116,036      91,890
     Healthcare Group.................................          36,100       37,906      27,527
     Human Capital Practice...........................           8,540        5,043           -
     Pearl Meyer & Partners...........................          26,871       22,333      21,628
     Federal Policy Group.............................          14,855        9,520           -
                                                           ------------ ------------ -----------
          Total segments-- reported...................         322,193      273,685     235,283
     Corporate/CSI....................................           3,736        4,901       1,601
                                                           ------------ ------------ -----------
          Total consolidated-- reported...............        $325,929     $278,586    $236,884
                                                           ============ ============ ===========
     OPERATING INCOME (LOSS) AND INCOME BEFORE TAXES
     Executive Benefits Practice ......................       $  2,616     $  3,683    $ 11,523
     Banking Practice..................................         55,221       37,153      31,265
     Healthcare Group..................................          4,847        4,818      (1,334)
     Human Capital Practice............................        (11,358)      (5,421)          -
     Pearl Meyer & Partners............................          1,098         (116)      3,844
     Federal Policy Group..............................          6,598        4,094           -
                                                           ------------ ------------ -----------
          Total segments-- reported....................         59,022       44,211      45,298
     Corporate/CSI.....................................        (14,544)     (10,498)    (11,677)
     Write-off of Insurance Alliance Group.............              -            -      (2,070)
     Other income......................................            302          262         354
     Interest-- net (1) ...............................        (24,009)      (3,720)     (7,168)
                                                           ------------ ------------ -----------
          Income before taxes..........................       $ 20,771     $ 30,255    $ 24,737
                                                           ============ ============ ===========
     DEPRECIATION AND AMORTIZATION
     Executive Benefits Practice.......................       $  5,040     $  5,207    $  6,778
     Banking Practice..................................         16,784        3,666       2,128
     Healthcare Group..................................          2,945        2,947       3,256
     Human Capital Practice............................            422           71           -
     Pearl Meyer & Partners............................            679          830       2,149
     Federal Policy Group..............................            403          330           -
                                                           ------------ ------------ -----------
          Total segments-- reported....................         26,273       13,051      14,311
     Corporate/CSI.....................................            984          549         355
                                                           ------------ ------------ -----------
          Total consolidated-- reported................       $ 27,257     $ 13,600    $ 14,666
                                                           ============ ============ ===========
     IDENTIFIABLE ASSETS
     Executive Benefits Practice.......................       $ 72,867     $ 82,988    $ 93,743
     Banking Practice..................................        509,370      526,485      79,720
     Healthcare Group..................................         32,996       36,899      41,520
     Human Capital Practice............................          5,282       13,863           -
     Pearl Meyer & Partners............................         47,362       44,403      48,034
     Federal Policy Group..............................         11,893        7,413
                                                           ------------ ------------ -----------
          Total segments-- reported....................        679,770      712,051     263,017
     Deferred tax asset................................            253        1,252         690
     Corporate/CSI.....................................         19,280       21,372       6,224
                                                           ------------ ------------ -----------
          Total consolidated-- reported................       $699,303     $734,675    $269,931
                                                           ============ ============ ===========
     CAPITAL EXPENDITURES
     Executive Benefits Practice.......................       $    978     $    797    $  1,352
     Banking Practice..................................          1,595        1,657         724
     Healthcare Group..................................            539        2,049       1,117
     Human Capital Practice............................            187          501           -
     Pearl Meyer & Partners............................             95          550       1,258
     Federal Policy Group..............................             44           67           -
                                                           ------------ ------------ -----------
          Total segments-- reported....................          3,438        5,621       4,451
     Corporate/CSI.....................................            985        2,151         554
                                                           ------------ ------------ -----------
          Total consolidated-- reported................       $  4,423     $  7,772    $  5,005
                                                           ============ ============ ===========

(1) In 2001, the Company incurred $2.0 million of interest expense related to its interest rate swaps.

         Geographic Information -- Virtually all the Company's revenue is derived from clients located in the United States.

                          CLARK, INC. AND SUBSIDIARIES

         Major Customers and Clients --The Company generated in excess of 25% of its revenue in 2003 from 37 clients, in 2002 from 41 clients and in 2001 from 22 clients. None of the clients individually accounted for more than 10% of consolidated revenue. Substantially all of the policies underlying the programs marketed by the Company are underwritten by 20 life insurance companies, of which seven accounted for approximately 55.7% of the Company's first year revenue for the year ended December 31, 2003, 48.3% of its first year revenue for the year ended December 31, 2002, and 60.0% for the year ended December 31, 2001.

21. RELATED PARTY TRANSACTIONS

         The Company entered into compensation and employment agreements with certain key employees. The agreements provide for an indefinite employment term, compensation, stock bonuses, expense reimbursements, participation in benefit plans and stock-based/incentive programs and are subject to the employees' compliance with certain provisions. Two administrative employees of the Company's Healthcare Group are entitled to a severance payment in the event they voluntarily terminate their employment. This was an obligation of MCG/Healthcare at the time of its acquisition and was valued and included in the Company's consolidated balance sheet at approximately $84 thousand, and $138 thousand at December 31, 2003 and 2002, respectively.

         The Company leases 17,783 square feet of office space and hangar space for the corporate aircraft from entities owned by the Company's Chairman and Chief Executive Officer, with base rent of approximately $458 thousand annually. The office space lease expires on February 21, 2009.

         During the first quarter 2003, the Company paid Randy Pohlman, a member of its Board of Directors, $40 thousand as a referral fee. This amount was accrued in the Company's consolidated financial statements as of December 31, 2002.

         In 2001, Mr. Wamberg and Richard Chapman, Executive Vice-President of Clark, Inc. and President of the Banking Practice, have collectively invested $1 million in a company of which George Dalton, a member of the Company's Board of Directors is founder and majority stockholder.

         Mr. Wamberg's two stepsons, Jason French and Chuck French, are employed by the Company. Jason is a consultant with Pearl Meyer & Partners and Chuck is a consultant with the Executive Benefits Practice. Neither of them reports directly to Mr. Wamberg.

         William Archer, a member of the Company's Board of Directors since February 2001, is a senior policy advisor at PricewaterhouseCoopers LLP. The Company previously engaged PricewaterhouseCoopers LLP to perform various consulting related to the installation of its wide area network and a knowledge management system at one of its compensation consulting practices. In addition, PricewaterhouseCoopers LLP was retained by one of the Company's practices to perform certain legislative work. During 2003, 2002 and 2001, the Company paid approximately $0, $380 thousand, and $726 thousand, respectively, to PricewaterhouseCoopers LLP for these services.

         On February 25, 2002, the Company acquired the Federal Policy Group of PricewaterhouseCoopers LLP. The purchase price was $11.0 million before acquisition costs of approximately $28 thousand, consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments all of which was earned by December 31, 2003 upon attainment of established performance criteria.

         Robert Long became a member of the Company's Board of Directors in January 2003 as a result of the LongMiller acquisition. He received a substantial amount of the proceeds, including a portion of the Company's asset-backed notes from the Company's November 2002 purchase of LongMiller.

         During the years ended December 31, 2003 and 2002, the Company received payments of approximately $2.5 million in each year pursuant to an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of its principal stockholders. See Note 19, "Carrier Incentive Contracts".

         In 2003, the Company terminated split dollar policies with four of its officers.

         Fox-Pitt Kelton, co-manager of the Company's November 2001 secondary offering owns Conning Capital Partners. Steve Piaker, a member of the Company's Board of Directors, is a partner with Conning Capital Partners.

                          CLARK, INC. AND SUBSIDIARIES

         The Company currently employs a financial planner and an administrative assistant who perform certain functions and services for Mr. Wamberg's personal business, in addition to certain services for the Company. Mr. Wamberg reimburses the Company for the salary, benefits and bonus for these individuals.

22. LITIGATION

         From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its consultants. During the year ended December 31, 2003, the Company received $1.5 million from the favorable settlement of a lawsuit. The following is a summary of the current significant legal proceedings pending against the Company.

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

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

         On May 30, 2001, the Company was named a defendant in a lawsuit initially filed in the District Court of LaSalle County, Texas, now in Dallas County, Texas, alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified. On February 12, 2004, settlement was reached with the lead plaintiff. The trial for the remaining plaintiffs has been continued indefinitely by the court. The Company denies any and all claims and allegations in this action and intends to vigorously defend this matter. The matter, including the settlement, is covered by existing insurance.

                          CLARK, INC. AND SUBSIDIARIES

23. INTERIM FINANCIAL DATA (UNAUDITED)

         The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

                                                                          QUARTER ENDED
                                     DEC.      SEPT.      JUNE        MAR.       DEC.         SEPT.         JUNE        MAR.
                                     2003      2003       2003        2003       2002         2002          2002        2002
                                    ------    ------     ------      ------     ------       ------        ------      ------
  REVENUE
       First year commissions
        and related fees..........  $25,984    $30,295    $29,961    $27,611    $38,568      $35,246       $26,281      $24,011
       Renewal commissions and
        related fees..............   46,983     34,419     34,763     42,364     43,324       17,889        18,376       34,875
       Consulting fees............   11,090     11,668     11,066     13,381     11,354        8,910         8,911        5,798
       Reimbursable expenses......    2,124      1,470      1,468      1,282      1,603          768         1,322        1,350
                                   --------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
  TOTAL REVENUE...................   86,181     77,852     77,258     84,638     94,849       62,813        54,890       66,034
                                   --------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
  % of annual.....................    26.4%      23.9%      23.7%      26.0%      34.0%        22.6%         19.7%        23.7%

  OPERATING EXPENSES
       Commissions and fees.......   20,271     21,166     21,716     25,106     30,790       18,971        16,183       24,054
       % of revenue...............    23.5%      27.2%      28.1%      29.7%      32.5%        30.2%         29.5%        36.4%
       General and administrative.   37,197     38,953     41,861     41,268     40,388       37,237        32,832       30,126
       % of revenue...............    43.2%      50.0%      54.2%      48.8%      42.6%        59.3%         59.8%        45.6%
       Reimbursable expenses......    2,124      1,470      1,468      1,282      1,603          768         1,322        1,350
       Amortization...............    5,435      5,769      5,197      5,178      3,158        2,163         2,097        1,831
       Settlement of litigation...        -          -     (1,500)         -          -            -             -            -
       HCP reorganization.........    7,490          -          -          -          -            -             -            -
                                   --------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
  TOTAL OPERATING EXPENSES........   72,517     67,358     68,742     72,834     75,939       59,139        52,434       57,361
                                   --------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
  OPERATING INCOME................   13,664     10,494      8,516     11,804     18,910        3,674         2,456        8,673
  % of revenue....................    15.9%      13.5%      11.0%      13.9%      19.9%         5.8%          4.5%        13.1%

  INTEREST AND OTHER INCOME.......      104        146        146        187        155          145           155          157
  INTEREST EXPENSE................    6,043      6,080      6,164      6,003      2,642          588           458          382
                                   --------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
  INCOME BEFORE TAXES.............    7,725      4,560      2,498      5,988     16,423        3,231         2,153        8,448
  INCOME TAXES....................    3,367      1,809        506      2,407      6,597        1,487           823        3,497
                                   --------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
  INCOME BEFORE CUMULATIVE
  EFFECT IN CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX...........    4,358      2,751      1,992      3,581      9,826        1,744         1,330        4,951
  Cumulative effect of change in
   accounting principle, net of
   tax............................        -          -          -          -          -            -             -          523
                                   --------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
  NET INCOME......................  $ 4,358    $ 2,751    $ 1,992    $ 3,581    $ 9,826      $ 1,744       $ 1,330      $ 4,428
                                   --------- ---------- ---------- ---------- ---------- ------------ ------------- ------------
  Basic Earnings per common share.    $0.24      $0.15      $0.11      $0.20      $0.55        $0.10         $0.08        $0.27
                                   ========= ========== ========== ========== ========== ============ ============= ============

  Diluted Earnings per common
   share..........................    $0.23      $0.15      $0.11      $0.19      $0.55        $0.10         $0.08        $0.26
                                   ========= ========== ========== ========== ========== ============ ============= ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CLARK, INC.

                                               By: /s/ TOM WAMBERG
                                                   ----------------------------
                                                   Tom Wamberg
                                                   Chief Executive Officer


Date: March 12, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ TOM WAMBERG                  Chairman of the Board and                    March 12, 2004
    ------------------------------------------    Chief Executive Officer and Director
                   Tom Wamberg

             /s/ JEFFREY W. LEMAJEUR              Chief Financial Officer,                     March 12, 2004
    ------------------------------------------    Principal Accounting Officer
               Jeffrey W. Lemajeur

             /s/ RANDOLPH A. POHLMAN              Director                                     March 12, 2004
    ------------------------------------------
               Randolph A. Pohlman

             /s/ L. WILLIAM SEIDMAN               Director                                     March 12, 2004
    ------------------------------------------
               L. William Seidman

              /s/ GEORGE D. DALTON                Director                                     March 12, 2004
    ------------------------------------------
                George D. Dalton

              /s/ STEVEN F. PIAKER                Director                                     March 12, 2004
    ------------------------------------------
                Steven F. Piaker

                 /s/ BILL ARCHER                  Director                                     March 12, 2004
    ------------------------------------------
                   Bill Archer

                 /s/ ROBERT LONG                  Director                                     March 12, 2004
    ------------------------------------------
                   Robert Long

                                  EXHIBIT INDEX

2.1 Reorganization Agreement, dated as of July 30, 1998, by and among Clark/Bardes Holdings, Inc., Clark/Bardes, Inc. and the Predecessor Company (Incorporated herein by reference to Exhibit 2.1 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

2.2 Asset Purchase Agreement, dated April 15, 1999, by and among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc., Phynque, Inc., and certain stockholders of Phynque, Inc. (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, File No. 000-24769, filed with the SEC on April 20, 1999).

2.3 Stock Purchase Agreement, dated June 21, 2000, by and among Clark/Bardes, Inc. and Clark/Bardes Holdings, Inc. as Purchasers and Pearl Meyer, Diane Posnak, Steven E. Hall, Rhonda C. Edelman, Claude E. Johnston and David E. Swinford as Stockholders (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, File No. 000-24769, filed with the SEC on July 5, 2000).

2.4 Agreement of Merger and Plan of Reorganization, dated September 6, 2000, by and among Clark/Bardes Holdings, Inc., and Clark/Bardes Acquisition, Inc., and Compensation Resource Group, Inc. and William L. MacDonald, Sr. (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, File No. 000-24769, filed with the SEC on September 11, 2000).

2.5 Asset Purchase Agreement, dated March 12, 2001, by and among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc., Rich,
         Florin/Solutions, Inc., Rich, Florin/Solutions Trust and certain stockholders of Rich, Florin/Solutions, Inc. (Incorporated herein by reference to Exhibit 2.8 of our Registration Statement on Form S-3, File No. 333-72232, filed with the SEC on November 2, 2001).

2.6 Asset Purchase Agreement, dated August 31, 2001, by and among Clark/Bardes Consulting, Inc., Clark/Bardes, Inc. Lyons Compensation & Benefits, LLC and certain stockholders of Lyons Compensation & Benefits, LLC (Incorporated herein by reference to Exhibit 29 of our Registration Statement on Form S-3, File No. 333-72232, filed with the SEC on November 2, 2001).

2.7 Membership Interests Purchase Agreement regarding FTPG LLC, dated February 25, 2002, by and among Clark/Bardes, Inc., Clark/Bardes Consulting, Inc. and PricewaterhouseCoopers LLP, Kenneth J. Kies, Patrick J. Raffaniello and FTPG LLC (Incorporated herein by reference to Exhibit 2.10 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27, 2002).

3.1 Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

3.2 Certificate of Amendment of Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.3 to Amendment No.1 to our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 27, 1998).

3.3 Certificate of Amendment of Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 5 of our Registration Statement on Form 8-A, filed with the SEC on February 28, 2002).

3.4 Bylaws of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.2 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998)

3.5      Certificate of Designation (Incorporated herein by reference to Exhibit
         3.4 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

3.6 Certificate of Amendment of the Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.6 of our Quarterly Report on Form 10-Q, File No. 000-31256, filed with the SEC on August 14, 2002).

4.1 Specimen Certificate for shares of common stock, par value $.01 per share, of Clark/Bardes Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 27, 1998).

4.2 Rights Agreement, dated as of July 10, 1998, by and between Clark/Bardes Holdings, Inc. and The Bank of New York (Incorporated herein by reference to Exhibit 4.4 of our Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 16, 1998).

10.1 Clark/Bardes, Inc. 1998 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

10.2 Clark/Bardes Consulting, Inc. Execu-FLEX Benefit Plan, restated effective as of June 1, 2001 (Incorporated herein by reference to Exhibit 10.2 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27, 2002).

         (a) Amendment No. 1 to Clark/Bardes Consulting, Inc. Execu-FLEX Benefit Plan, effective as of January 1, 2002 (Incorporated herein by reference to Exhibit 10.2 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27,
                  2002).

10.3 Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes Securities, Inc. (Incorporated herein by reference to Exhibit 10.3 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

10.4 Administration and Services Agreement, by and between Clark/Bardes, Inc. and Clark/Bardes, Inc. of Pennsylvania (Incorporated herein by reference to Exhibit 10.4 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

10.5 Letter of Agreement, dated July 24, 1998, to Great-West, Life Investors and Nationwide (Incorporated herein by reference to Exhibit 10.34 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

10.6 Tax Indemnity Agreement by and between Clark/Bardes Holdings, Inc., Clark/ Bardes, Inc. and certain former stockholders of the Predecessor Company (Incorporated herein by reference to Exhibit 10.28 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

10.7 Lease Agreement, dated April 24, 1998, by and between Northland Center Limited Partnership and Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 10.16 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

10.8 Sublease Agreement, dated as of September 1, 1999, between Clark/Bardes, Inc. and The Wamberg Organization (Incorporated herein by reference to Exhibit 10.49 of our Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 12, 1999).

10.9 Form of Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

10.10 1998 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.7 of our Registration Statement on Form S-8, File No. 333-68163, filed with the SEC on December 1, 1998).

10.11 Form of Clark/Bardes, Inc. 401(k) Savings Plan (Incorporated herein by reference to Exhibit 4.3 of our Registration Statement on Form S-8, File No. 333-68982, filed with the SEC on September 5, 2001).

10.12 Form of Employment Agreement, dated October 30, 2001, by and between Clark/Bardes, Inc. and Thomas M. Pyra (Incorporated herein by reference to Exhibit 10.12 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27, 2002).

10.13 Employment Agreement, effective August 14, 2001, by and between Clark/Bardes, Inc. and Richard C. Chapman (Incorporated herein by reference to Exhibit 10.14 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27, 2002).

10.14 Employment Agreement, dated as of September 1, 1999, by and between Clark/Bardes Holdings, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 12, 1999).

         (a) First Amendment, dated March 6, 2002, to the Employment Agreement by and between Clark/Bardes Holdings, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27, 2002).

         (b) Second Amendment, dated May 1, 2003, to the Employment Agreement by and between Clark/Bardes Holdings, Inc., Clark/Bardes Consulting, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.1(b) of our Quarterly Report on Form 10-Q, File No. 000-31256, filed with the SEC on November 13, 2003).

         (c) Third Amendment, dated October 1, 2003, to the Employment Agreement by and between Clark/Bardes Holdings, Inc., Clark/Bardes Consulting, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.1(c) of our Quarterly Report on Form 10-Q, File No. 000-31256, filed with the SEC on November 13, 2003).

10.15 Employment Agreement, dated as of March 1, 2001, by and between Clark/Bardes Holdings, Inc. and James C. Bean (Incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27, 2002).

10.16 Second Amended and Restated Credit Agreement, dated as of November 26, 2003 among Clark, Inc. as Borrower, Bank One Texas, NA, as Administrative Agent, Certain Financial Institutions as Lenders, and Bank One Capital Markets, Inc. as Lead Arranger and Sole Book Runner.*

10.17 Promissory Note, dated September 6, 2000, by and among Clark/Bardes Holdings, Inc. and William L. MacDonald, Sr. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, File No. 000-24769, filed with the SEC on September 20, 2000).

10.18 Clark/Bardes, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 000-31256, filed with the SEC on August 14, 2002).

10.19 Membership Interest Purchase Agreement, dated as of September 25, 2002, by and among Clark/Bardes, Inc., Clark/Bardes Consulting, Inc., Long, Miller & Associates, LLC and certain other parties named therein (Incorporated herein by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q, File No. 000-31256, filed with the SEC on November 14, 2002).

10.20 Bonus Forfeiture Agreement, dated as of September 25, 2002, among Life Investors Insurance Company of America, Transamerica Life Insurance Company and Clark/Bardes Consulting, Inc. (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 000-31256, filed with the SEC on November 14, 2002).

10.21 Administrative Services Agreement, dated as of September 25, 2002, among Life Investors Insurance Company of America, Transamerica Life Insurance Company and Clark/Bardes Consulting, Inc. (Incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, File No. 000-31256, filed with the SEC on November 14, 2002).

10.22 Sale and Servicing Agreement, dated as of October 1, 2002, by and among CBC Insurance Revenue Securitization, LLC, Long, Miller & Associates, LLC, Clark/Bardes Consulting, Inc., BNY Midwest Trust Company and BNY Asset Solutions LLC (Incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27, 2003).

10.23 Indenture, dated as of October 1, 2002, by and among CBC Insurance Revenue Securitization, LLC and BNY Midwest Trust Company (Incorporated herein by reference to Exhibit 10.24 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27, 2003).

10.24 Employment Letter, dated August 29, 2003, between Clark, Inc. and Jeffrey W. Lemajeur (Incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, File No. 000-31256, filed with the SEC on November 13, 2003).

21.1     Subsidiaries of the Registrant*

23.1     Consent of Deloitte and Touche LLP*

23.2     Consent of Ernst & Young LLP*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------------
*  filed herewith