Form 10-Q
period 2004-03-31
CLARK INC
filed 2004-05-10
CIK 1063980

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

         As of May 1, 2004, the registrant had outstanding 18,616,942 shares of common stock.

                                TABLE OF CONTENTS

                                                                          PAGE

Forward-Looking Statements................................................. 3

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)................................. 4
     Condensed Consolidated Balance Sheets as of March 31, 2004
           and December 31, 2003........................................... 4
     Condensed Consolidated Statements of Income for the Three
          Months Ended March 31, 2004 and 2003............................. 5
     Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2004 and 2003...................... 6
     Notes to Condensed Consolidated Financial Statements.................. 7

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................16

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......26

  Item 4. Controls and Procedures..........................................26

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings................................................27

  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
               of Equity Securities........................................28

  Item 3. Defaults Upon Senior Securities..................................28

  Item 4. Submission of Matters to a Vote of Security Holders..............29

  Item 5. Other Information................................................29

  Item 6. Exhibits and Reports on Form 8-K.................................29

SIGNATURES.................................................................30

EXHIBITS

     Index to Exhibits.....................................................31

                           FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions. When we make forward-looking statements, we are basing them on management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties, and assumptions, including but not limited to, risks, uncertainties, and assumptions related to the following:

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-Q reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. You should specifically consider the factors identified in our Form 10-K for the year ended December 31, 2003, included under the caption "Risk Factors," or in the documents incorporated by reference in our form 10-K, which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward looking statements when deciding whether to buy, sell, or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                          CLARK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     2004                 2003
                                                                                --------------      ----------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                           $5,229              $  3,156
   Restricted cash                                                                     13,286                18,966
   Accounts and notes receivable, net                                                  49,749                47,478
   Prepaid income taxes                                                                 2,764                 2,931
   Deferred tax assets                                                                    253                   253
   Other current assets                                                                 3,871                 3,149
                                                                                --------------      ----------------
      TOTAL CURRENT ASSETS                                                             75,152                75,933
                                                                                --------------      ----------------
INTANGIBLE ASSETS, NET
   Net present value of inforce revenue                                               451,543               455,495
   Goodwill                                                                           130,963               126,888
   Non-compete agreements                                                               7,005                 7,420
                                                                                --------------      ----------------
      TOTAL INTANGIBLE ASSETS, NET                                                    589,511               589,803
                                                                                --------------      ----------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                              12,592                13,284
OTHER ASSETS                                                                           18,856                20,283
                                                                                --------------      ----------------
      TOTAL ASSETS                                                                   $696,111              $699,303
                                                                                ==============      ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                    $4,861             $   8,129
   Accrued liabilities                                                                 43,393                46,648
   Deferred income                                                                      5,733                 1,980
   Recourse debt maturing within one year                                              11,024                 8,120
   Non-recourse debt maturing within one year                                           9,629                 8,433
                                                                                --------------      ----------------
     TOTAL CURRENT LIABILITIES                                                         74,640                73,310
LONG-TERM RECOURSE DEBT                                                                52,949                55,672
LONG-TERM NON-RECOURSE DEBT                                                           271,294               280,296
DEFERRED TAX LIABILITIES                                                               16,573                14,057
DEFERRED COMPENSATION                                                                   8,084                 6,563
INTEREST RATE SWAP                                                                        306                   157
OTHER NON-CURRENT LIABILITIES                                                           8,084                10,980
                                                                                --------------      ----------------
     TOTAL LIABILITIES                                                                431,930               441,035
                                                                                --------------      ----------------
STOCKHOLDERS' EQUITY
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                        -                     -
   Common stock
          Authorized - 40,000,000 shares; $.01 par value, issued and outstanding - 18,616,942 shares at March 31, 2004 and
          18,515,203 shares at December 31, 2003                                          187                   186
   Paid-in capital                                                                    192,451               190,876
   Retained earnings                                                                   74,058                69,643
   Other comprehensive loss                                                             (323)                 (245)
   Treasury stock, at cost - 65,171 shares at March 31, 2004 and at
          December 31, 2003                                                           (2,192)               (2,192)
                                                                                --------------      ----------------
TOTAL STOCKHOLDERS' EQUITY                                                            264,181               258,268
                                                                                --------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $696,111              $699,303
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

                          CLARK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                       --------------------------------
                                                            2004             2003
                                                       ---------------  ---------------

REVENUE
   First year commissions and related fees                    $33,599          $27,611
   Renewal commissions and related fees                        38,053           42,364
   Consulting fees                                             11,545           13,381
   Reimbursable expenses                                        1,454            1,282
                                                       ---------------  ---------------
TOTAL REVENUE                                                  84,651           84,638
                                                       ---------------  ---------------

OPERATING EXPENSES
   Commissions and fees                                        23,218           25,106
   General and administrative                                  41,097           41,268
   Reimbursable expenses                                        1,454            1,282
   Amortization                                                 4,542            5,178
                                                       ---------------  ---------------
TOTAL OPERATING EXPENSES                                       70,311           72,834
                                                       ---------------  ---------------
OPERATING INCOME                                               14,340           11,804
OTHER INCOME (EXPENSE), NET                                   (1,468)               87
INTEREST, NET
   Income                                                          57              100
   Expense                                                    (5,601)          (6,003)
                                                       ---------------  ---------------
TOTAL INTEREST, NET                                           (5,544)          (5,903)
                                                       ---------------  ---------------
Income before taxes                                             7,328            5,988
Income taxes                                                  (2,913)          (2,407)
                                                       ---------------  ---------------
NET INCOME                                                     $4,415          $ 3,581
                                                       ===============  ===============

Basic Earnings per Common Share                                 $0.24            $0.20
Weighted Average Shares Outstanding - Basic                18,493,430       18,115,152

Diluted Earnings per Common Share                               $0.23            $0.19
Weighted Average Shares Outstanding - Diluted              18,862,438       18,598,968

  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                          ----------------------------------------------
                                                                                  2004                      2003
                                                                          -------------------       --------------------
NET CASH FROM OPERATING ACTIVITIES                                                   $10,633                    $18,022
                                                                          -------------------       --------------------
INVESTING ACTIVITIES
   Purchases of businesses, net of cash acquired                                     (6,449)                    (3,552)
   Purchases of equipment                                                              (694)                    (1,801)
                                                                          -------------------       --------------------
Cash used in investing activities                                                    (7,143)                    (5,353)
                                                                          -------------------       --------------------
FINANCING ACTIVITIES
   Proceeds from borrowings                                                           34,800                      8,500
   Repayment of borrowings                                                          (42,425)                   (18,066)
   Cash restricted for the repayment of non-recourse notes                             5,680                        140
   Exercise of stock options                                                             528                         30
                                                                          -------------------       --------------------
Cash used in financing activities                                                    (1,417)                    (9,396)
                                                                          -------------------       --------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              2,073                      3,273
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    3,156                     14,266
                                                                          -------------------       --------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $5,229                    $17,539
                                                                          ===================       ====================


Supplemental Disclosure for Cash Paid during the Period:
-------------------------------------------------------
   Interest paid                                                                      $5,125                     $5,494
   Income taxes, net of refunds                                                          126                    (1,157)

Supplemental Non-Cash Information:
---------------------------------
   Fair value of common stock issued in connection with acquisition
   contingent payouts                                                                 $1,005                    $ 3,054

  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

   (Tables shown in thousands of dollars, except share and per share amounts)


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements include the accounts of Clark, Inc. ("the Company") and its wholly owned subsidiaries. Through the Company's six operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Pearl Meyer & Partners, Human Capital Practice, and Federal Policy Group, the Company designs, markets, and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark Securities, Inc. ("CSI"), a registered broker-dealer through which it sells all its securities products and receives related commissions. All significant intercompany amounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company's opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, including a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation - Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on the method of accounting as described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for employees and directors. However, the Company accounts for stock options granted to non-employees under the provisions of SFAS No. 123.

The pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED


                                                      MARCH 31,
                                             ---------------------------
                                                 2004          2003
                                             ------------- -------------
Dividend yield                                   None          None
Volatility                                      61.8%          64.8%
Risk-free interest rates                         5.2%           5.2%
Expected life (years)                             5              5


Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, its net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  ----------- ----------
                                                                                      2004       2003
                                                                                  ----------- ----------
NET INCOME
  As reported                                                                         $4,415     $3,581
  Add: stock-based employee compensation expense
  included in reported net income, net of related tax effect                               -        206
   Deduct: stock option compensation expense, net of tax                                (750)      (418)
                                                                                  ----------- ----------
Pro forma                                                                             $3,665     $3,369
                                                                                  =========== ==========
BASIC EARNINGS PER COMMON SHARE

 As reported                                                                           $0.24      $0.20

 Pro forma                                                                             $0.20      $0.19

DILUTED EARNINGS PER COMMON SHARE

  As reported                                                                          $0.23      $0.19

  Pro forma                                                                            $0.19      $0.18

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003 and December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. The requirements of FIN 46 and FIN 46R are effective for financial statements of interim or annual periods ending after December 15, 2003. The Company adopted FIN 46 and FIN 46-R as of January 1, 2004, and the adoption of this interpretation did not have a material impact on the Company's condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

3.  HUMAN CAPITAL PRACTICE

In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices. As part of the reorganization, certain of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, four partners and six staff members were terminated resulting in the Company exiting certain activities of the practice and creating unused leased office space in numerous cities. The Company recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization of which $5.2 million remains accrued on the condensed consolidated balance sheet as of March 31, 2004. In the first quarter of 2004, the Company adjusted its estimate of net future lease costs based upon the execution of a sublease arrangement on terms more favorable than its expectations in 2003. The adjustment of $214 thousand is included in general and administrative expenses in the condensed consolidated statement of income for the three months ended March 31, 2004.

The remaining business of the Human Capital Practice consists of actuarial/retirement planning and investment advisory services.

The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be additional charges or reversals in future periods. A summary of the activity in the reserve account as of March 31, 2004, is as follows:


                                     RESERVE BALANCE    CASH                  RESERVE BALANCE
                                     JANUARY 1, 2004  PAYMENTS   ADJUSTMENTS  MARCH 31, 2004
                                     ---------------  --------   -----------  --------------

Employee termination costs               $1,049         ($ 79)        $ -           $ 970
Lease costs                               4,732         ( 413)       (214)          4,105
Bonus payments                            1,027        (1,027)          -               -
Other                                       147           (12)          -             135
                                         ------       -------      -------         ------
Total                                    $6,955       ($1,531)     ($ 214)         $5,210
                                         ======       =======      =======         ======

4.  EXECUTIVE BENEFITS PRACTICE RESTRUCTURING COSTS

During the first quarter of 2003, the Company committed to a plan to consolidate the business support services of the Executive Benefits Practice in Dallas, Texas. As a result, the Company intends to significantly reduce operations in the Los Angeles, California and Bethesda, Maryland offices. The moves from Los Angeles and Bethesda are expected to be substantially completed by July 31, 2004, and September 30, 2004, respectively. There were 68 employees notified of the restructuring with some being offered relocation packages and others being terminated with severance packages that include varying retention bonus incentives. The total expected cost of this restructuring (approximately $1.6 million) is being recognized ratably starting in March 2003. During the quarter ended March 31, 2004, the Company recorded expense of approximately $223 thousand. The above amounts are included in general and administrative expenses on the condensed consolidated statement of income for the three months ended March 31, 2004. A summary of the activity in the reserve account as of March 31, 2004, is as follows:

                                    RESERVE BALANCE   YEAR TO DATE     CASH                  RESERVE BALANCE
                                    JANUARY 1, 2004     EXPENSE      PAYMENTS    ADJUSTMENTS MARCH 31, 2004
                                    ---------------     -------      --------    ----------- --------------
Employee termination benefits             $145           $223         ($256)         $ -          $112

5.  FINANCING COSTS

For the three months ended March 31, 2004, the Company wrote off approximately $1.5 million of costs associated with the prospective securitization financing that the Company is no longer pursuing. These costs are included in other income (expense), net in the condensed consolidated statement of income for the three months ended March 31, 2004.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

6.  CONTINGENT CONSIDERATION

As a result of the Company's acquisition program, the Company has approximately $21.5 million of potential additional consideration issuable over the next three and one half years to the former owners of the Company's acquired entities. Of this amount, approximately $7.2 million has been earned and is accrued on the condensed consolidated balance sheet as of March 31, 2004. If and when the acquired entities meet certain criteria stipulated in the purchase agreements, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of March 31, 2004:

      POTENTIAL AMOUNTS PAYABLE IN            CASH                  SHARES (1)                 SHARE VALUE
                                        ------------------    -----------------------    ------------------------
                 2005                         $9,566                  90,134                      $1,500
                 2006                          5,327                  22,059                         400
                 2007                          3,602                    -                           -
                 2008                          1,102                    -                           -
                                        ------------------    -----------------------    ------------------------
                                             $19,597                 112,193                      $1,900
                                        ==================    =======================    ========================

                                    (1)      Shares determined based upon the
                                             closing price of the Company's
                                             common stock at March 31, 2004 of
                                             $17.00 per share.

7. ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:

                                                           AS OF                           AS OF
                                                       MARCH 31, 2004                DECEMBER 31, 2003
                                                 ---------------------------      -------------------------
Accounts receivable - trade                               $50,705                         $48,467
Loans receivable                                              463                            307
Accounts receivable allowance                            (  1,419)                        ( 1,296)
                                                 ---------------------------      -------------------------
                                                          $49,749                         $47,478
                                                 ===========================      =========================

A summary of the activity in the allowance for uncollectible accounts receivable is as follows:

                                                      THREE MONTHS ENDED                YEAR ENDED
                                                        MARCH 31, 2004               DECEMBER 31, 2003
                                                 ----------------------------     ---------------------------
Beginning balance                                          ($1,296)                       ($1,089)
Write offs                                                      69                            999
Expense                                                    (   192)                       ( 1,206)
                                                 ----------------------------     ---------------------------
Ending balance                                             ($1,419)                       ($1,296)
                                                 ============================     ===========================

As of March 31, 2004, and December 31, 2003, there were approximately $3.4 million and $2.3 million, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2004, by reporting units are as follows:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

                                       BALANCE            ACQUIRED DURING                               BALANCE
                                   JANUARY 1, 2004           THE PERIOD            EARNOUTS         MARCH 31, 2004
                                  -------------------    -------------------    ---------------    -----------------
Executive Benefits Practice                  $16,438                    $ -             $3,000             $ 19,438
Banking Practice                              44,723                      -              1,075               45,798
Healthcare Group                              14,076                      -                  -               14,076
Management Science Associates                  5,010                      -                  -                5,010
Pearl Meyer & Partners                        36,981                      -                  -               36,981
Human Capital Practice                           864                      -                  -                  864
Federal Policy Group                           8,766                      -                  -                8,766
Corporate                                         30                                         -                   30
                                  -------------------    -------------------    ---------------    -----------------
     TOTAL                                  $126,888                     $-             $4,075             $130,963
                                  ===================    ===================    ===============    =================

Information regarding the Company's other intangible assets follows:

                                         AS OF MARCH 31, 2004                       AS OF DECEMBER 31, 2003
                                ----------------------------------------    -----------------------------------------
                                   GROSS       ACCUMULATED                     GROSS      ACCUMULATED
                                   AMOUNT     AMORTIZATION      NET           AMOUNT      AMORTIZATION       NET
                                ------------- -------------- -----------    ------------ --------------- ------------
 Inforce  revenue                   $499,975      ($48,432)    $451,543        $499,800       ($44,305)     $455,495
 Non-compete  agreements              10,669        (3,664)       7,005          10,669         (3,249)        7,420
                                ------------- -------------- -----------    ------------ --------------- ------------
     Total                          $510,644      ($52,096)    $458,548        $510,469       ($47,554)     $462,915
                                ============= ============== ===========    ============ =============== ============

Amortization expense of other intangible assets was $4.5 million and $5.2 million for the three months ended March 31, 2004, and March 31, 2003, respectively.

The Company estimates that its amortization for 2004 through 2008 for intangible assets related to all acquisitions consummated through March 31, 2004 will be approximately as follows:

                      Year                    Amount
                      ----                    ------
                      2004                   $18,103
                      2005                    15,130
                      2006                    14,596
                      2007                    14,227
                      2008                    13,881

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

9.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   ---------------------------------
                                                                                        2004              2003
                                                                                   ---------------   ---------------
Numerator for basic and diluted earnings per common share                                  $4,415            $3,581
                                                                                   ===============   ===============

DENOMINATOR:
Basic earnings per common share - weighted average shares outstanding                  18,493,430        18,115,152
Effect of dilutive securities:
   Stock options                                                                          274,921           224,003
   Contingent shares earned not issued                                                     94,087           259,813
                                                                                   ---------------   ---------------
Diluted earnings per share - weighted average shares plus assumed
conversions                                                                            18,862,438        18,598,968
                                                                                   ===============   ===============
Basic earnings per common share                                                             $0.24             $0.20
                                                                                   ===============   ===============
Diluted earnings per common share                                                           $0.23             $0.19
                                                                                   ===============   ===============

For the three months ended March 31, 2004 and 2003, there were approximately 567 thousand and 865 thousand, respectively, of outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective years. The range of exercise prices for these antidilutive stock options was between $18.13 and $30.30 and $15.30 to $30.30 at March 31, 2004 and March 31, 2003, respectively.

10.  STATEMENT OF COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value, net of tax, of interest rate swaps. Shown below is the Company's comprehensive income:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               ------------- ------------
                                                   2004         2003
                                               ------------- ------------
Net income                                           $4,415       $3,581
Change in fair value of
  interest rate swap, net of tax of $121
thousand and $248 thousand, respectively                (90)        (371)
                                               ------------- ------------
Comprehensive income                                 $4,325       $3,210
                                               ============= ============

11.   CARRIER INCENTIVE CONTRACTS

During the first quarter of 2004, the Company completed agreements with two of its insurance carriers, which will generate additional revenue on its existing blocks of business and future business. The length of one of the contracts is three years and the other contract is one year. The agreements resulted in revenue of approximately $350 thousand for the first quarter of 2004 and provide for additional payments upon certain conditions being met. The two new agreements provide for minimum revenue of $175 thousand per quarter and include a

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

variable element tied to quarterly sales of the carrier's products. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

12.   SEGMENTS AND RELATED INFORMATION

The Company has six reportable segments:

         o Executive Benefits Practice - markets, designs, implements, administers, and finances non-qualified benefit plans for companies of all sizes including Fortune 1000 companies and other companies which can benefit from the Company's products and services.

         o Banking Practice - offers compensation consulting, executive and director benefit programs, and bank-owned life insurance to the bank market.

         o Healthcare Group - provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations.

         o Pearl Meyer & Partners - specializes in executive compensation and retention programs.

         o Human Capital Practice - provides actuarial/retirement planning and investment advisory services.

         o Federal Policy Group - provides a variety of legislative and regulatory strategic services.

The segment information as of, and for the periods ended March 31, 2004 and 2003, for the Pearl Meyer & Partners segment reflects the results of, and information related to, the Rewards and Performance Group and certain Human Capital Practice employees, who were transferred to Pearl Meyer & Partners as of October 1, 2003.

The six reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, human resources, and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

The Company has disclosed income from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company's chief operating decision-maker and the most consistent with the presentation of profitability reported within the condensed consolidated financial statements. The accounting policies of the reporting segments are the same as those described in Note 1 "Nature of Operations and Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company evaluates performance and allocates resources based on operating income before income taxes, interest, and corporate administrative expenses. There are no inter-segment revenues or expenses.

Segment information for the three month periods ended March 31, 2004 and 2003, is as follows:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ---------------------------
                                                      2004         2003
                                                  ---------------------------
REVENUES FROM EXTERNAL CUSTOMERS
     Executive Benefits Practice                       $ 26,806      $27,279
     Banking Practice                                    33,785       32,446
     Healthcare Group                                     9,994        9,912
     Pearl Meyer & Partners                               6,537        6,463
     Human Capital Practice                               2,137        2,898
     Federal Policy Group                                 3,454        4,590
                                                  ---------------------------
          Total segments - reported                      82,713       83,588
     Corporate/CSI                                        1,938        1,050
                                                  ---------------------------
          Total consolidated - reported                $ 84,651      $84,638
                                                  ===========================
OPERATING INCOME (LOSS) AND INCOME BEFORE TAXES
     Executive Benefits Practice                        $ 7,454       $5,113
     Banking Practice                                     6,590        5,947
     Healthcare Group                                     2,310        1,431
     Pearl Meyer & Partners                                 531          467
     Human Capital Practice                                (69)        (552)
     Federal Policy Group                                   665        2,785
                                                  ---------------------------
          Total segments - reported                     17,481        15,191
     Corporate/CSI                                      (3,141)       (3,387)
     Other income (expense)                             (1,468)           87
     Interest - net                                     (5,544)       (5,903)
                                                  ---------------------------
          Income before taxes                          $ 7,328        $5,988
                                                  ===========================
DEPRECIATION AND AMORTIZATION
     Executive Benefits Practice                        $ 1,099       $1,229
     Banking Practice                                     3,488        3,995
     Healthcare Group                                       687          727
     Pearl Meyer & Partners                                 188          158
     Human Capital Practice                                  32           75
     Federal Policy Group                                   102          100
                                                  ---------------------------
          Total segments - reported                       5,596        6,284
     Corporate/CSI                                          336          198
                                                  ---------------------------
          Total consolidated - reported                  $5,932       $6,482
                                                  ===========================
CAPITAL EXPENDITURES
     Executive Benefits Practice                         $   89         $421
     Banking Practice                                       236          370
     Healthcare Group                                       142          426
     Pearl Meyer & Partners                                 106           10
     Human Capital Practice                                   -          116
     Federal Policy Group                                     -            -
                                                  ---------------------------
          Total segments - reported                         573        1,343
     Corporate/CSI                                          121          458
                                                  ---------------------------
          Total consolidated - reported                    $694       $1,801
                                                  ===========================

                                                    MARCH 31,  DECEMBER 31,
IDENTIFIABLE ASSETS                                   2004         2003
                                                  ---------------------------
     Executive Benefits Practice                       $ 87,505     $ 72,867
     Banking Practice                                   489,921      509,370
     Healthcare Group                                    32,181       32,996
     Pearl Meyer & Partners                              42,169       47,362
     Human Capital Practice                               5,102        5,282
     Federal Policy Group                                12,885       11,893
                                                  ---------------------------
           Total segments - reported                    669,763      679,770
     Deferred tax assets                                    253          253
     Corporate/CSI                                       26,095       19,280
                                                  ---------------------------
           Total consolidated - reported               $696,111     $699,303
                                                  ===========================

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED

13.  LITIGATION AND CONTINGENCIES

From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its consultants. The following is a summary of the current material legal proceedings pending against the Company.

WILLIAM L. MACDONALD, SR. V. CLARK/BARDES CONSULTING, INC.

On April 10, 2003, William L. MacDonald, Sr., the former Chairman of the Executive Benefits Practice, filed suit in Los Angeles, California Superior Court alleging wrongful termination and seeking damages of $10.1 million and a declaration that all of his non-competition and non-solicitation provisions were unenforceable. On April 11, 2003, the Company filed proceedings in the Circuit Court of Cook County, Illinois to enforce the non-competition and non-solicitation covenants agreed to by Mr. MacDonald when the Company purchased Mr. MacDonald's business, Compensation Resource Group, Inc., in September of 2000 and for other relief. In light of the California suit, the Illinois litigation was stayed pending the outcome of proceedings in the California court.

The Company responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with the Company and contacting its clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted the Company's motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of the Company. On June 5, 2003, the court entered a preliminary injunction, which prohibits Mr. MacDonald and persons acting in concert with him from soliciting clients of the Company's Executive Benefits Practice. On July 24, 2003, the court issued its order granting the Company's Motion to Compel Arbitration and those proceedings have been commenced by both the Company and Mr. MacDonald. The Company denies any wrongdoing and intends to vigorously defend Mr. MacDonald's claims. The Company also intends to vigorously pursue the enforcement of Mr. MacDonald's non-competition and non-solicitation covenants and pursue other relief, including damages for alleged breaches of contract and fiduciary duty. A hearing before the arbitration panel is scheduled to commence June 24, 2004.

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

On May 30, 2001, the Company was named a defendant in a lawsuit filed in the District Court of LaSalle County, Texas, now in Dallas County, Texas, alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified. On February 12, 2004, settlement was reached with the lead plaintiff. The trial for the remaining plaintiffs has been set for September 2004. The Company denies any and all claims and allegations in this action and intends to vigorously defend this matter. The matter, including the February 2004 settlement, is covered by existing insurance.

INDEPENDENT SALES CONSULTANTS' DISPUTES

In March 2004, two of the Company's independent sales consultants exercised their termination rights under their agreement(s) with the Company. Included in the Company's consolidated balance sheets is a receivable of approximately $1.4 million from these two consultants and their employee related to certain chargeback commissions to be repaid to the Company from the surrender of a policy in 2003. Upon termination, the consultants have disputed the chargeback and asserted other miscellaneous claims. The Company and the consultants have agreed to go to binding arbitration to resolve all such disputes. The Company intends to vigorously defend its characterization of the chargeback and its right to the repayment of the commissions related to the surrendered case through the arbitration. While it is not possible to predict with certainty the outcome and the Company does not believe resolution will have a material adverse effect on its financial position or results of operations, the Company has recorded a charge of $475 thousand in general and administrative expenses related to the collectibility of the receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (Tables shown in thousands of dollars, except share and per share amounts)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes thereto, and other information appearing elsewhere in this Form 10-Q.

OVERVIEW

We design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. We generally compete with regional firms while we market our products and services nationwide. A majority of our revenues result from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients' benefit programs. Most of our clients' benefit programs are financed by business-owned life insurance and other financial products. We pay commissions to employee and independent consultants based upon a percentage of our commission revenue. We work closely with clients to design customized products that meet the specific organizational needs of the client, and work with insurance companies to develop unique policy features and competitive pricing.

A significant portion of our growth has been acquisition related. Business-owned life insurance programs have tax advantages associated with products that are attractive to our clients. A portion of our product offerings are interest rate sensitive. Changes in tax and legislative laws can have an effect on our business, as seen over the last several years with our Executive Benefits Practice. We have been expanding our compensation consulting practices to diversify our product offerings. The largest component of our general and administrative expense is salary and other benefit related costs.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as those that are most important to the portrayal of its financial condition and the results of operations, and which require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following as our critical accounting policies and judgments. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions and conditions.

REVENUE SOURCES AND RECOGNITION

Our operating segments derive their revenue primarily from:

         o commissions paid by the insurance companies issuing the policies underlying our client's benefit programs;

         o program design and administrative service fees paid by our clients;

         o        executive compensation and benefit related consulting fees;
                  and

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

First Year Commission Revenue and Related Fees. First year commission revenue and related fees are derived from two principal sources; (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid, by the client, to the insurance company; and (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies.

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

Given the homogenous nature of such cases and historical information about chargebacks, we believe we are able to accurately estimate the revenue earned. We currently maintain a chargeback allowance, which is monitored on a quarterly basis for adequacy. The chargeback allowance is calculated based on the average percentage rate of the last two years of chargebacks multiplied by first year revenue for the trailing twelve months.

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

Consulting Fee Revenue. Consulting fee revenue consists of fees charged by Pearl Meyer & Partners, Human Capital Practice, and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, pension savings plan design and management, people strategy, compensation surveys, institutional registered investment advisory services, and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the service is rendered. Consulting revenue generated by the Executive Benefits Practice, Banking Practice, and Healthcare Group are included in the first year revenue line on our condensed consolidated income statement.

Administrative Service Fee Revenue. Administrative service fee revenue consists of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are mainly included in our renewal revenue line on our condensed consolidated statement of income.

Carrier Incentive Contracts - Carrier incentive contracts consists of revenue we receive from certain carriers under the terms of specific arrangements. Revenue is recognized in the period in which it has been earned.

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

We are required to assess potential impairments of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In assessing the recoverability of goodwill, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and the net present value of future cash flows from policies inforce, we must make assumptions regarding estimated future cash flows, mortality, lapse, and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges.

INCOME TAXES

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities, and any valuation allowance recorded against the deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by federal and various state authorities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different from that which is reflected in our historical income tax provisions and accruals. In assessing the realizability of deferred tax assets, we consider the likelihood that some portion or all of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

RESTRUCTURING COSTS

We make provisions for restructuring costs in accordance with SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. To determine the amounts expensed in any period, we estimate the amounts we will receive in the future for subleasing office space that is no longer required for our existing operations. Should these estimates not reflect actual results in future periods, we adjust the provision through the income statement.

RESULTS OF OPERATIONS


                                     THREE MONTHS ENDED MARCH 31,
                              -------------------------------------------
                                 2004           2003          % CHANGE
                              -----------    ------------   -------------
TOTAL REVENUE                    $84,651         $84,638               -

OPERATING EXPENSE
    Commissions and fees          23,218          25,106          (7.5%)
     % of revenue                  27.4%           29.7%
    Other operating expenses      47,093          47,728          (1.3%)
     % of revenue                  55.6%           56.4%
                              -----------    ------------   -------------
OPERATING INCOME                 $14,340         $11,804           21.4%
                              ===========    ============   =============


Quarter ended March 31, 2004 compared to quarter ended March 31, 2003.

Revenue. Total revenue for the three months ended March 31, 2004, was $84.7 million, compared to revenue of $84.6 million in first quarter 2003. First year revenue for the three months ended March 31, 2004, was $33.6 million compared to $27.6 million for the three months ended March 31, 2003. First year revenue of the Executive Benefits Practice included $9.3 million for a large case that closed during the quarter ended March 31, 2004. Banking Practice's first year revenue for the first quarter 2004 included $1.1 million related to carrier incentive contracts. Future payment amounts from carrier incentive contracts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts. Renewal revenue for the three months ended March 31, 2004, was $38.1 compared to $42.4 million for the three months ended March 31, 2003. The decrease in renewal revenue is primarily the result of the loss of a large client ($1.4 million) and the timing of premium payments from some other clients at the Executive Benefits Practice. First quarter 2003 consulting revenue for Federal Policy Group included a $2.8 million success fee.

Commissions and fees expense. Commissions and fees expense for the three months ended March 31, 2004, was $23.2 million, or 27.4% of total revenue, compared to $25.1 million or 29.7% of total revenue in first quarter 2003. The percentage paid in commission expense declined primarily due to the fact that the carrier incentive revenues have no related commission expense. Also impacting commission percentage to revenue is the mix between first year and renewal revenue and the mix between sales by employees versus sales by independent consultants. Renewal revenues generally have lower commissions than first year revenues and employee sales generally have lower commissions than sales by independent consultants. Some of the commission savings from sales by employees is spent in the form of increased operating expenses. Independent consultants cover their operating expenses out of their commissions.

General and administrative expenses. General and administrative expenses declined slightly from $41.3 million for the three months ended March 31, 2003, to $41.1 million for the three months ended March 31, 2004. The decrease in general and administrative expenses was attributable to good cost containment offset by inflation.

Amortization expense. Amortization expense decreased approximately $700 thousand to $4.5 million for the three months ended March 31, 2004, from $5.2 million for the three months ended March 31, 2003, based on the timing of scheduled amortization of our inforce revenue.

Other income (expense). Other income (expense) for the three months ended March 31, 2004, includes a $1.5 million write-off of costs associated with a prospective securitization financing that we are no longer pursuing.

Interest expense. Interest expense for the three months ended March 31, 2004, was $5.6 million compared to $6.0 million for the three months ended March 31, 2003. The decrease relates to lower borrowing levels compared to 2003.

Income taxes. Income taxes for the three months ended March 31, 2003, were $2.9 million, or 39.8% of income before taxes, compared to $2.4 million, or 40.2% of income before taxes.

Net income. Net income for the quarter ended March 31, 2004, was $4.4 million, or $0.23 per diluted share, representing a 22% increase from net income of $3.6 million, or $0.19 per diluted share, in the comparable quarter of 2003.

The tables that follow present the operating results of our six segments for the three months ended March 31, 2004 and 2003.

         EXECUTIVE BENEFITS PRACTICE
                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                  -----------------------
                                                       2004       2003
                                                  -----------------------
         TOTAL REVENUE                                $26,806    $27,279
         OPERATING EXPENSES
              Commissions and fees                     10,840     12,045
              Other operating expenses                  8,512     10,121
                                                  -----------------------
         OPERATING INCOME                             $ 7,454    $ 5,113
                  % of revenue                          27.8%      18.7%
                                                  =======================

First year revenue for the three months ended March 31, 2004, was $12.7 million compared to $8.4 million for the three months ended March 31, 2003, in the Executive Benefits Practice. First year 2004 revenue included $9.3 million for one large case. Renewal revenue for the three months ended March 31, 2004, was $14.1 million compared to $18.8 million for the three months ended March 31, 2003. The decrease in renewal revenue is primarily the result of the loss of a large client ($1.4 million) and the timing of premium payments from some other clients. Commission expense as a percentage of total revenue declined to 40.4% for the three months ended March 31, 2004, from 44.2% for the three months ended March 31, 2003, due to the mix of sales by employee consultants who are paid on a lower commission grid, partially offset by the mix between first year versus renewal revenue. General and administrative expense for the three months ended March 31, 2004, was lower than the three months ended March 31, 2003, due mainly to lower headcount (245 for 2004 and 280 for 2003) and the closing of two sales offices in the first quarter of 2003. General and administrative expense for the three months ended March 31, 2004 also includes a charge of $475 thousand related to the termination of two independent consultants' agreement with us.

         BANKING PRACTICE
                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                   -----------------------
                                                      2004       2003
                                                   -----------------------
         TOTAL REVENUE                                 $33,785    $32,446
         OPERATING EXPENSES
              Commissions and fees                      11,575     11,755
              Other operating expenses                  15,620     14,744
                                                   -----------------------
         OPERATING INCOME                              $ 6,590     $5,947
                  % of revenue                           19.5%      18.3%
                                                   =======================

Total first year revenue increased 10.9% to $14.0 million for the three months ended March 31, 2004, from $12.6 million for the three months ended March 31, 2003, including $1.1 million in first year revenue from the execution of incentive contracts with several insurance carriers. Renewal revenue for the three months ended March 31, 2004 and March 31, 2003, was $19.8 million. Renewal revenue in first quarter 2004 and first quarter 2003 includes $500 thousand related to the Administrative Services Agreement entered into on September 25, 2002, with an affiliate of AUSA Holding, Inc. Commission expense for the three months ended March 31, 2004, was $11.6 million, or 34.3% of revenue, compared to $11.8 million, or 36.2% of revenue, for the same period in 2003. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employee consultants versus independent producers. In addition, we do not pay commission expense on the revenue associated with the carrier incentive contracts. General and administrative expense for the three months ended March 31, 2004, was $12.5 million, or 37.1% of revenue, compared to $11.1 million or 34.3% of revenue, for the comparable period in 2003. The higher percentage of general and administrative expenses to revenue reflects increased headcount from prior year and operating expenses relating to former independent consultants. Amortization expense for the three months ended March 31, 2004 and 2003, was $3.1 million and $3.6 million, respectively. The decrease is based on the timing of scheduled amortization of our inforce revenue.

Richard Chapman, the president of the Banking Practice, will be leaving Clark Consulting to pursue leadership development initiatives. Effective May 6, 2004, James Bean has replaced Richard Chapman as president of the Banking Practice.

         HEALTHCARE GROUP
                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                   -----------------------
                                                        2004       2003
                                                   -----------------------
         TOTAL REVENUE                                  $9,994     $9,912
         OPERATING EXPENSES
              Commissions and fees                         707      1,306
              Other operating expenses                   6,977      7,175
                                                   -----------------------
         OPERATING INCOME                              $ 2,310     $1,431
                  %  of revenue                          23.0%      14.4%
                                                   =======================

Healthcare Group revenues were slightly higher for the three months ended March 31, 2004, compared to the prior year. First year revenue for the three months ended March 31, 2004, was slightly lower than prior year due to a lower number of new projects and lower add-on commissions as a result of split dollar regulations. For the three months ended March 31, 2003, commission and general and administrative expenses include approximately $435 thousand and $335 thousand, respectively, for costs associated with a severance agreement.


         PEARL MEYER & PARTNERS
                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                    -----------------------
                                                        2004       2003
                                                    -----------------------
         TOTAL REVENUE                                 $6,537     $6,463
         OPERATING EXPENSES                             6,006      5,996
                                                    -----------------------
         OPERATING INCOME                                $531       $467
                  %  of revenue                          8.1%       7.2%
                                                    =======================

As of October 1, 2003, we transferred some of the operations and employees of the Human Capital Practice to Pearl Meyer & Partners. As a result, all periods presented have been reclassified to reflect this transfer.

         HUMAN CAPITAL PRACTICE
                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                     -----------------------
                                                           2004       2003
                                                     -----------------------
         TOTAL REVENUE                                    $2,137   $2,898
         OPERATING EXPENSES                                2,206    3,450
                                                     -----------------------
         OPERATING LOSS                                  ($   69) ($  552)
                  %  of revenue                            (3.2%)  (19.0%)
                                                     =======================

In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice (including the Rewards and Performance Group) were transferred to the Pearl Meyer & Partners practice. As a result, all periods presented have been reclassified to reflect this transfer. The Human Capital Practice exited certain revenue producing activities in connection with the fourth quarter 2003 reorganization. General and administrative expenses for the three months ended March 31, 2004, were lower than the three months ended March 31, 2003, primarily due to lower headcount (40 for 2004 and 68 for 2003) and lower rent and utilities from vacated facilities whose expenses were accrued at December 31, 2003, as part of the reorganization.


        FEDERAL POLICY GROUP
                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ------------------------
                                                         2004        2003
                                                    ------------------------
        TOTAL REVENUE                                    $3,454      $4,590
        OPERATING EXPENSES                                2,789       1,805
                                                    ------------------------
        OPERATING INCOME                                 $  665      $2,785
                 %  of revenue                            19.3%       60.7%
                                                    ========================

Results for the three months ended March 31, 2004, included approximately $598 thousand of revenue and approximately $457 thousand of operating expenses related to business generated by four employees hired during the second quarter of 2003. For the three months ended March 31, 2003, revenue included a $2.8 million success fee.

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

                                               MARCH 31,      DECEMBER 31,
                                                 2004            2003
                                           ---------------  -----------------
Cash and cash equivalents                       $ 5,229          $3,156
Working capital (1)                              $ 512           $2,623
Current ratio - to one                           1.01             1.04
Stockholders' equity per common share (2)       $14.19           $13.95
Debt to total capitalization (3)                 56.6%           57.7%

(1) Includes restricted cash and current portion of debt associated with asset-backed non-recourse notes
(2) Total stockholders' equity divided by actual shares outstanding
(3) Current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

As a financial company with historically strong operating cash flow, we believe we have little need to maintain substantial cash balances. To the extent we have net cash from operating activities, we use it to fund capital expenditures and service existing debt. We expect large cash outlays such as future acquisitions will be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.

Below is a table summarizing our cash flow:

                                   THREE MONTHS ENDED MARCH 31,
                               --------------------------------------
                                      2004                2003
                               ------------------   -----------------
Cash flows from (used in):
Operating activities                $10,633             $18,022
Investing activities                 (7,143)              (5,353)
Financing activities                 (1,417)              (9,396)

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------
                                                    2004             2003
                                             ---------------   -----------------
Net income plus non-cash expenses                 $12,932             $12,094
Changes in operating assets and liabilities        (2,299)              5,928
                                             ---------------   -----------------
Cash flows from operating activities              $10,633             $18,022
                                             ===============   =================

Non-cash expenses include depreciation of equipment and leasehold improvements, amortization of intangibles, charges for performance-based stock options issued to non-employee producers, and deferred tax expense. The 2004 decrease in cash relating to changes in operating assets and liabilities relates primarily to the payment of accounts payable in the first quarter.

Cash Used in Investing Activities

For the three months ended March 31, 2004, approximately $6.4 million of cash used in investing activities represented earnout payments to prior owners of certain of our acquired businesses. Approximately $700 thousand was used for the purchase of fixed assets.

A substantial amount of the purchase price of our acquisitions is paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

For the three months ended March 31, 2004, approximately $1.4 million of cash was used for financing activities. We used $7.6 million for the net repayment of borrowings. As of March 31, 2004, we had restricted cash of approximately $13.3 million, a decrease of $5.7 million from December 31, 2003, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

In November 2003, we amended and restated our December 28, 1999 Credit Agreement, revising the amount available under the credit facility to $80.0 million. In December 2003, a new participant bank was added to the facility increasing the facility amount to $90 million. At December 31, 2002, we converted $50 million of the outstanding balance under the revolving credit facility to term debt. The term debt is being paid quarterly over five years under the facility agreement. We had $56.9 million available under our credit line at March 31, 2004. Our restrictive covenants may limit our borrowing ability under our credit line.

The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of March 31, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. Set forth below is a summary presentation of our contractual obligations as of March 31, 2004, which are expected to become due and payable during the periods specified.

                             PAYMENTS DUE BY PERIOD

                                                              LESS THAN                              MORE THAN
CONTRACTUAL OBLIGATIONS                            TOTAL       1 YEAR      1-3 YEARS    3-5 YEARS     5 YEARS
-----------------------                            -----       ------      ---------    ---------     -------
Long-term debt obligations                       $  344,896   $   20,653   $   39,770   $   33,284   $  251,189
Operating lease obligations                          59,243       10,806       20,279       16,073       12,085
Contingent consideration for acquisitions            19,597        9,566        8,929        1,102           --
                                                 ----------   ----------   ----------   ----------   ----------
Total                                            $  423,736   $   41,025   $   68,978   $   50,459   $  263,274
                                                 ==========   ==========   ==========   ==========   ==========

We expect to make significant cash outlays in future years for interest, taxes, and deferred compensation arrangements. However, due to their variable nature, no amounts for these items have been included in the table above.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, and December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. The requirements of FIN 46 and FIN 46R are effective for financial statements of interim or annual periods ending after December 15, 2003. We adopted FIN 46 and FIN 46-R as of January 1, 2004, and the adoption of this interpretation did not have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2004, we had total outstanding indebtedness of $344.9 million, or approximately 109.0% of total market capitalization. Our outstanding debt consists of the following:

                                               OUTSTANDING AMOUNT AS OF         WEIGHTED AVERAGE INTEREST RATE AS
             TYPE OF DEBT                           MARCH 31, 2004                      OF MARCH 31, 2004
             ------------                           --------------                      -----------------
Non-recourse bonds                                   $280.9 million                       Fixed -   6.4%
Note to prior owner                                     5.6 million                       Fixed - 10.0%
Term debt                                              13.8 million                       Variable - 2.74%
Credit revolver                                        17.6 million                       Variable - 3.21%
Trust preferred                                        27.0 million                       Variable - 5.30%

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


    EFFECTIVE                             NOTIONAL AMOUNT AT    FIXED RATE    VARIABLE RATE     FAIR VALUE AS OF
      DATE            MATURITY DATE         MARCH 31, 2004      TO BE PAID    TO BE RECEIVED     MARCH 31, 2004
------------------ --------------------- --------------------- -------------- --------------- ---------------------
January 7, 2003     December 31, 2007          $21,000             2.85%          LIBOR                    $306

We have exposure to changing interest rates and will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps we have entered into are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at March 31, 2004. Interest on the remaining $37.4 million of unhedged debt at March 31, 2004, bears interest at LIBOR plus 162 basis points, LIBOR plus 420 basis points and prime. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $374 thousand on interest expense on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, as recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

WILLIAM L. MACDONALD, SR. V. CLARK/BARDES CONSULTING, INC.

On April 10, 2003, William L. MacDonald, Sr., the former Chairman of the Executive Benefits Practice, filed suit in Los Angeles California Superior Court alleging wrongful termination and seeking damages of $10.1 million and a declaration that all of his non-competition and non-solicitation provisions were unenforceable. On April 11, 2003, we filed proceedings in the Circuit Court of Cook County, Illinois to enforce the non-competition and non-solicitation covenants agreed to by Mr. MacDonald when we purchased Mr. MacDonald's business, Compensation Resource Group, Inc., in September of 2000 and for other relief. In light of the California suit, the Illinois litigation was stayed pending the outcome of proceedings in the California court.

We responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with us and contacting our clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted our motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of ours. On June 5, 2003, the Court entered a preliminary injunction, which prohibits Mr. MacDonald and persons acting in concert with him from soliciting clients of our Executive Benefits Practice. On July 24, 2003, the Court issued its order granting our Motion to Compel Arbitration and those proceedings have been commenced by both Mr. MacDonald and us. We deny any wrongdoing and intend to vigorously defend Mr. MacDonald's claims. We also intend to vigorously pursue the enforcement of Mr. MacDonald's non-competition and non-solicitation covenants and pursue other relief, including damages for alleged breaches of contract and fiduciary duty. A hearing before the arbitration panel is scheduled to commence June 24, 2004.

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

On May 30, 2001, we were named a defendant in a lawsuit filed in the District Court of LaSalle County, Texas, now Dallas County, Texas, alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified. On February 12, 2004, settlement was reached with the lead plaintiff. The trial for the remaining plaintiffs has been set for September 2004. We deny any and all claims and allegations in this action and intend to vigorously defend this matter. The matter, including the February 2004 settlement, is covered by our existing insurance.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 14, 2004, we issued the number of shares of our common stock set out below to the previous owners of the following entities for attaining established financial criteria as outlined in the purchase agreements related to our acquisition of the respective entities:

ENTITY                                       SHARES
------                                       ------

Christensen & Associates                     42,791
W.M. Sheehan                                  3,365
Coates Kenney                                11,583
                                             ------
                                             57,739

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser of ours, of shares of our common stock during the quarterly period ended March 31, 2004.

                            (A)           (B)                    (C)                               (D)
                                                        TOTAL NUMBER OF SHARES      MAXIMUM NUMBER (OR APPROXIMATE
                        TOTAL NUMBER    AVERAGE         PURCHASED AS PART OF      DOLLAR VALUE) OF SHARES THAT MAY YET
                         OF SHARES      PRICE PAID   PUBLICLY ANNOUNCED PLANS      BE PURCHASED UNDER THE PLANS OR
       PERIOD           PURCHASED(1)    PER SHARE           OR PROGRAMS                        PROGRAMS
-------------------     ------------    ----------    ------------------------     -------------------------------------
   January 1, 2004
       through
  January 31, 2004           -              -                    -                                 -

  February 1, 2004
       through
  February 29, 2004          -              -                    -                                 -

March 1, 2004 through
   March 31, 2004          8,000         $16.88                8,000                          42,000 (2)
                           -----         ------                -----                          ----------

TOTAL                      8,000         $16.88                8,000                            42,000
                           =====         ======                =====                            ======

(1) In January 2003, our Board of Directors authorized the purchase of up to 400 thousand shares of our common stock to, among other things, fulfill our obligations under our employee stock purchase plan. The Employee Stock Purchase Plan consists of eight semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 2003 to 2006, and terminating on June 30 and December 31 of each such year. The maximum number of shares issued in any of the semi annual offerings is 50 thousand.
(2)      For the period January 1, 2004 to June 30, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The list of exhibits required by this Item 6(a) appears on the
                  Exhibit Index attached hereto.
         (b)      Reports on Form 8-K.

We furnished the following Current Report on Form 8-K during the quarter ended March 31, 2004. The information furnished under Item 12. Results of Operations and Financial Condition is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934:

Current Report on Form 8-K dated February 26, 2004, furnishing the financial performance of the Registrant for the year ended December 31, 2003.

Current Report on Form 8-K dated February 5, 2004, furnishing the financial performance of the Registrant for the year ended December 31, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    CLARK, INC.



Date     May 10, 2004                              /s/ Tom Wamberg
     ----------------                      -------------------------------------
                                                        Tom Wamberg
                                           President and Chief Executive Officer



Date     May 10, 2004                              /s/ Jeffrey W. Lemajeur
    -----------------                      -------------------------------------
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

10.1 Employment Agreement, dated as of February 1, 2004, by and between Clark Consulting, Inc. and Thomas M. Pyra.*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*


___________________
*   Filed herewith.