Form 10-Q
period 2004-06-30
CLARK INC
filed 2004-08-05
CIK 1063980

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

         As of August 1, 2004, the registrant had outstanding 18,638,942 shares of common stock.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Forward-Looking Statements................................................... 3

Item 1. Financial Statements (Unaudited)..................................... 4
     Condensed Consolidated Balance Sheets as of June 30, 2004
           and December 31, 2003............................................. 4
     Condensed Consolidated Statements of Income for the Three
          Months and Six Months Ended June 30, 2004 and 2003................. 5
     Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2004 and 2003........................... 6
     Notes to Condensed Consolidated Financial Statements.................... 7

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................17

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........27

Item 4. Controls and Procedures..............................................27

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................27

Item 2. Changes in Securities and Use of Proceeds, and Issuer Purchases
               Of Equity Securities..........................................28

Item 3. Defaults Upon Senior Securities......................................29

Item 4. Submission of Matters to a Vote of Security Holders..................29

Item 5. Other Information....................................................29

Item 6. Exhibits and Reports on Form 8-K.....................................29

SIGNATURES...................................................................30

EXHIBITS

     Index to Exhibits.......................................................31

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-Q reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. You should specifically consider the factors identified in our Form 10-K for the year ended December 31, 2003, included under the caption "Risk Factors," or in the documents incorporated by reference in our Form 10-K, which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell, or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances, or otherwise.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------

                                               CLARK, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                       AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                      JUNE 30,         DECEMBER 31,
                                                                                        2004               2003
                                                                                    -------------     ---------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                              $ 5,513            $  3,156
   Restricted cash                                                                         12,625              18,966
   Accounts and notes receivable, net                                                      38,666              47,478
   Prepaid income taxes                                                                     4,361               2,931
   Deferred tax assets                                                                        253                 253
   Other current assets                                                                     2,478               3,149
                                                                                    -------------     ---------------
      TOTAL CURRENT ASSETS                                                                 63,896              75,933
                                                                                    -------------     ---------------
INTANGIBLE ASSETS, NET
   Net present value of inforce revenue                                                   447,941             455,495
   Goodwill                                                                               134,585             126,888
   Non-compete agreements                                                                   6,590               7,420
                                                                                    -------------     ---------------
      TOTAL INTANGIBLE ASSETS, NET                                                        589,116             589,803
                                                                                    -------------     ---------------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                                  12,203              13,284
CASH SURRENDER VALUE OF LIFE INSURANCE                                                      6,777               4,944
OTHER ASSETS                                                                               12,897              15,339
                                                                                    -------------     ---------------
      TOTAL ASSETS                                                                       $684,889            $699,303
                                                                                    =============     ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                       $ 3,832             $ 8,129
   Accrued liabilities                                                                     44,986              46,648
   Deferred income                                                                          4,020               1,980
   Recourse debt maturing within one year                                                   1,233               8,120
   Non-recourse debt maturing within one year                                              10,064               8,433
                                                                                    -------------     ---------------
      TOTAL CURRENT LIABILITIES                                                            64,135              73,310
TRUST PREFERRED DEBT                                                                       45,000              27,000
LONG-TERM RECOURSE DEBT                                                                     4,091              28,672
LONG-TERM NON-RECOURSE DEBT                                                               269,154             280,296
DEFERRED TAX LIABILITIES                                                                   19,163              14,057
DEFERRED COMPENSATION                                                                       8,628               6,563
INTEREST RATE SWAP                                                                              -                 157
OTHER NON-CURRENT LIABILITIES                                                               8,485              10,980
                                                                                    -------------     ---------------
      TOTAL LIABILITIES                                                                   418,656             441,035
                                                                                    -------------     ---------------
STOCKHOLDERS' EQUITY
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                            -                   -
   Common stock
          Authorized - 40,000,000 shares; $.01 par value, issued and outstanding -
          18,638,942 shares at June 30, 2004 and 18,515,203 shares at December 31,
          2003                                                                                187                 186
   Paid-in capital                                                                        192,630             190,876
   Retained earnings                                                                       75,718              69,643
   Other comprehensive loss                                                                  (110)               (245)
   Treasury stock, at cost - 65,171 shares at June 30, 2004 and at December 31,
   2003                                                                                    (2,192)             (2,192)
                                                                                    -------------     ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                266,233             258,268
                                                                                    -------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $684,889            $699,303
                                                                                    =============     ===============

  See accompanying notes to these condensed consolidated financial statements.

                                             CLARK, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                      -------------------------------   --------------------------------
                                                          2004             2003              2004             2003
                                                      --------------   --------------   ---------------  ---------------

REVENUE
   First year commissions and related fees                  $20,573          $29,961          $ 53,771         $ 57,522
   Renewal commissions and related fees                      33,403           34,763            71,857           77,071
   Consulting fees                                           14,906           11,066            26,418           24,322
   Reimbursable expenses                                      1,667            1,468             3,206            2,981
                                                      --------------   --------------   ---------------  ---------------
TOTAL REVENUE                                                70,549           77,258           155,252          161,896
                                                      --------------   --------------   ---------------  ---------------

OPERATING EXPENSES
   Commissions and fees                                      14,809           21,716            38,028           46,822
   General and administrative                                41,473           41,861            82,537           82,897
   Reimbursable expenses                                      1,667            1,468             3,206            2,981
   Amortization                                               4,564            5,197             9,106           10,375
   Settlement of litigation                                       -           (1,500)                -           (1,500)
                                                      --------------   --------------   ---------------  ---------------
TOTAL OPERATING EXPENSES                                     62,513           68,742           132,877          141,575
                                                      --------------   --------------   ---------------  ---------------
OPERATING INCOME                                              8,036            8,516            22,375           20,321
OTHER INCOME (EXPENSE), NET                                       3               94            (1,465)             181
INTEREST, NET
   Income                                                        49               52               106              152
   Expense                                                   (5,537)          (6,164)          (11,138)         (12,167)
                                                      --------------   --------------   ---------------  ---------------
TOTAL INTEREST, NET                                          (5,488)          (6,112)          (11,032)         (12,016)
                                                      --------------   --------------   ---------------  ---------------
Income before taxes                                           2,551            2,498             9,878            8,487
Income taxes                                                   (890)            (506)           (3,803)          (2,914)
                                                      --------------   --------------   ---------------  ---------------
NET INCOME                                                 $  1,661         $  1,992          $  6,075         $  5,573
                                                      ==============   ==============   ===============  ===============

Basic Earnings per Common Share                               $0.09            $0.11             $0.33            $0.31
Weighted average shares outstanding - Basic              18,569,701       18,325,747        18,530,412       18,221,031

Diluted Earnings per Common Share                             $0.09            $0.11             $0.32            $0.30
Weighted average shares outstanding - Diluted            18,880,476       18,509,674        18,877,991       18,553,033

  See accompanying notes to these condensed consolidated financial statements.

                                               CLARK, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                  (DOLLARS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                          ----------------------------------------------
                                                                                 2004                      2003
                                                                          -------------------       --------------------

Net Cash from Operating Activities                                                   $27,130                    $30,801
                                                                          -------------------       --------------------
INVESTING ACTIVITIES
   Purchases of businesses, net of cash acquired                                      (6,994)                    (4,468)
   Purchases of fixed assets                                                          (1,879)                    (2,903)
                                                                          -------------------       --------------------
Cash used in investing activities                                                     (8,873)                    (7,371)
                                                                          -------------------       --------------------
FINANCING ACTIVITIES
   Proceeds from borrowings                                                           67,060                     23,500
   Repayment of borrowings                                                           (90,039)                   (48,703)
   Cash restricted for the repayment of non-recourse notes                             6,341                        633
   Exercise of stock options                                                             738                        517
                                                                          -------------------       --------------------
Cash used in financing activities                                                    (15,900)                   (24,053)
                                                                          -------------------       --------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,357                       (623)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    3,156                     14,524
                                                                          -------------------       --------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $5,513                    $13,901
                                                                          ===================       ====================

Supplemental Disclosure for Cash Paid during the Period:
-------------------------------------------------------
   Interest                                                                          $10,480                    $11,122
   Income taxes, net of refunds                                                           94                      1,067

Supplemental Non-Cash Information:
---------------------------------
   Fair value of common stock issued in connection with acquisitions,
   including contingent payments on prior acquisitions                               $ 1,005                    $ 3,054















  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2004

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company's opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

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

                                                   JUNE 30,
                                         ----------------------------
                                             2004           2003
                                         ------------- --------------
Dividend yield                               None           None
Volatility                                   61.3%          64.8%
Risk-free interest rates                      5.2%           5.2%
Expected life (years)                         5              5

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2004


Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, its net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                            ---------- ----------   ---------- ---------
                                                              2004       2003         2004       2003
                                                            ---------- ----------   ---------- ---------
NET INCOME
  As reported                                                  $1,661     $1,992       $6,075    $5,573
  Add: stock-based employee compensation expense
  included in reported net income, net of related tax
  effect                                                            -          -            -       206

  Deduct: stock option compensation expense, net of tax         (588)      (197)      (1,338)     (615)
                                                            ---------- ----------   ---------- ---------
Pro forma                                                      $1,073     $1,795       $4,737    $5,164
                                                            ========== ==========   ========== =========

BASIC EARNINGS PER COMMON SHARE

 As reported                                                    $0.09      $0.11        $0.33     $0.31

 Pro forma                                                      $0.06      $0.10        $0.26     $0.28

DILUTED EARNINGS PER COMMON SHARE

  As reported                                                   $0.09      $0.11        $0.32     $0.30

  Pro forma                                                     $0.06      $0.10        $0.25     $0.28

2.  HUMAN CAPITAL PRACTICE

In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices. As part of the reorganization, certain of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, four partners and six staff members were terminated resulting in the Company exiting certain activities of the practice and creating unused leased office space in numerous cities. The Company recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization of which $4.4 million remains accrued on the condensed consolidated balance sheet as of June 30, 2004. In the second quarter of 2004, the Company adjusted its estimate of net future lease costs based upon changes in sublease income expectations and other lease related costs. The net expense of $265 thousand is included in general and administrative expenses in the condensed consolidated statement of income for the three months ended June 30, 2004. During the six months ended June 30, 2004, the Company recorded net expense of approximately $50 thousand, which is included in general and administrative expenses in the condensed consolidated statement of income for the six months ended June 30, 2004.

The remaining business of the Human Capital Practice consists of actuarial/retirement planning and investment advisory services.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2004


The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be additional charges or reversals in future periods. A summary of the activity in the reserve account as of June 30, 2004, is as follows:

                                             RESERVE BALANCE       CASH                       RESERVE BALANCE
                                             JANUARY 1, 2004     PAYMENTS     ADJUSTMENTS       JUNE 30, 2004
                                          --------------------- ------------ --------------- ------------------
Employee termination costs                       $1,049           ($ 256)         $   -              $ 793
Lease costs                                       4,732           (1,326)           165              3,571
Bonus payments                                    1,027           (1,027)             -                  -

Other                                               147              (21)          (115)                11
                                          --------------------- ------------ --------------- ------------------
Total                                            $6,955          ($2,630)         $  50             $4,375
                                          ===================== ============ =============== ==================


3.  EXECUTIVE BENEFITS PRACTICE RESTRUCTURING COSTS

During the first quarter of 2003, the Company committed to a plan to consolidate the business support services of the Executive Benefits Practice in Dallas, Texas. As a result, the Company intends to significantly reduce operations in the Los Angeles, California and Bethesda, Maryland offices. The move from Los Angeles was substantially completed by July 31, 2004 and Bethesda is expected to be substantially completed by September 30, 2004. There were 68 employees notified of the restructuring with some being offered relocation packages and others being terminated with severance packages that include varying retention bonus incentives. The total expected cost of this restructuring (approximately $1.6 million) is being recognized ratably starting in March 2003. During the six months ended June 30, 2004 and June 30, 2003, the Company recorded expense of approximately $445 thousand and $335 thousand, respectively. In the second quarter of 2004, there were adjustments to the reserve related to employees who forfeited severance by not staying through their retention date. The above amounts are included in general and administrative expenses on the condensed consolidated statement of income for the six months ended June 30, 2004 and 2003. A summary of the activity in the reserve account as of June 30, 2004 is follows:

                       RESERVE BALANCE      YEAR TO DATE        CASH                              RESERVE BALANCE
                       JANUARY 1, 2004         EXPENSE         PAYMENTS       ADJUSTMENTS          JUNE 30, 2004
                      ------------------    --------------    -----------    --------------    ---------------------
Employee
 termination benefits       $ 145               $445            ($296)           ($11)                 $283


4.  FINANCING COSTS

For the six months ended June 30, 2004, the Company wrote off approximately $1.5 million of costs associated with the prospective securitization financing that the Company is no longer pursuing. These costs are included in other income (expense), net in the condensed consolidated statement of income for the six months ended June 30, 2004.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2004


5.  CONTINGENT CONSIDERATION

As a result of the Company's acquisition program, the Company has approximately $21.5 million of potential additional consideration issuable over the next three and one half years to the former owners of the Company's acquired entities. Of this amount, approximately $10.9 million that has been earned and is accrued on the balance sheet as of June 30, 2004. If and when the acquired entities meet certain criteria stipulated in the purchase agreements, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of June 30, 2004:


POTENTIAL AMOUNTS PAYABLE IN            CASH                  SHARES (1)                 SHARE VALUE
                                  ------------------    -----------------------    ------------------------
           2005                       $10,668                   82,602                      $1,500
           2006                         4,225                   20,216                         400
           2007                         3,602                        -                           -
           2008                         1,102                        -                           -
                                  ------------------    -----------------------    ------------------------
                                      $19,597                  102,818                      $1,900
                                  ==================    =======================    ========================

(1) Shares determined based upon the closing price of the Company's common stock at June 30, 2004 of $18.55 per share.


6.  ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:


                                                                AS OF                          AS OF
                                                            JUNE 30, 2004                DECEMBER 31, 2003
                                                       -----------------------        -----------------------
     Accounts receivable - trade                                     $40,178                         $48,467
     Loans receivable                                                    246                             307
     Accounts receivable allowance                                    (1,758)                         (1,296)
                                                       -----------------------        -----------------------
                                                                     $38,666                         $47,478
                                                       =======================        =======================


A summary of the activity in the allowance for uncollectible accounts receivables is as follows:


                                                          SIX MONTHS ENDED                  YEAR ENDED
                                                           JUNE 30, 2004                DECEMBER 31, 2003
                                                       -----------------------        -----------------------
     Beginning balance                                               ($1,296)                        ($1,089)
     Write offs                                                          308                             999
     Expense                                                            (770)                         (1,206)
                                                       -----------------------        -----------------------
     Ending balance                                                  ($1,758)                        ($1,296)
                                                       =======================        =======================

As of June 30, 2004 and December 31, 2003, there were approximately $4.2 million and $2.3 million, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2004


7.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2004, by reporting units are as follows:

                                   BALANCE          ACQUIRED                               BALANCE
                                  JANUARY 1,         DURING                                JUNE 30,
                                     2004          THE PERIOD       EARNOUTS/ETC.            2004
                                  ------------     ------------    ---------------     ---------------
Executive Benefits Practice          $ 16,438          $     -             $3,000            $ 19,438
Banking Practice                       44,723                -              4,697              49,420
Healthcare Group                       14,076                -                  -              14,076
Management Science Associates           5,010                -                  -               5,010
Pearl Meyer & Partners                 36,981                -                  -              36,981
Human Capital Practice                    864                -                  -                 864
Federal Policy Group                    8,766                -                  -               8,766
Corporate                                  30                                   -                  30
                                  ------------     ------------    ---------------     ---------------

     TOTAL                           $126,888          $     -             $7,697            $134,585
                                  ============     ============    ===============     ===============


    Information regarding the Company's other intangible assets follows:


                                          AS OF JUNE 30, 2004                       AS OF DECEMBER 31, 2003
                                ----------------------------------------    -----------------------------------------
                                   GROSS        ACCUMULATED                     GROSS      ACCUMULATED
                                   AMOUNT      AMORTIZATION      NET           AMOUNT      AMORTIZATION       NET
                                ------------- -------------- -----------    ------------ --------------- ------------

Inforce  revenue                    $500,522       ($52,581)   $447,941        $499,800        ($44,305)    $455,495

Non-compete agreements                10,669         (4,079)      6,590          10,669          (3,249)       7,420
                                ------------- -------------- -----------    ------------ --------------- ------------

     Total                          $511,191       ($56,660)   $454,531        $510,469        ($47,554)    $462,915
                                ============= ============== ===========    ============ =============== ============


Amortization expense of other intangible assets was $4.6 million and $5.2 million for the three months ended June 30, 2004 and June 30, 2003, respectively, and $9.1 million and $10.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

The Company estimates that its amortization for 2004 through 2008 for intangible assets related to all acquisitions consummated through June 30, 2004 will be approximately as follows:

                       Year                    Amount
                       ----                    ------
                       2004                   $18,158
                       2005                    15,247
                       2006                    14,657
                       2007                    14,269
                       2008                    13,909

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2004


8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                               ----------------------------------  ---------------------------------
                                                    2004              2003              2004              2003
                                               ---------------- -----------------  ---------------   ---------------
Numerator for basic and diluted earnings per
common share                                          $1,661           $ 1,992           $6,075            $5,573
                                               ================ =================  ===============   ===============

DENOMINATOR:
Basic earnings per common share -
   weighted average shares outstanding            18,569,701        18,325,747       18,530,412        18,221,031
Effect of dilutive securities:
   Stock options                                     265,525           119,046          277,910           170,198
   Contingent shares earned not issued                45,250            64,881           69,669           161,804
                                               ---------------- -----------------  ---------------   ---------------
Diluted earnings per share - weighted
   average shares plus assumed conversions        18,880,476        18,509,674       18,877,991        18,553,033
                                               ================ =================  ===============   ===============

Basic Earnings per Common Share                        $0.09             $0.11            $0.33             $0.31
                                               ================ =================  ===============   ===============

Diluted Earnings per Common Share                      $0.09             $0.11            $0.32             $0.30
                                               ================ =================  ===============   ===============


For both the three and six months ended June 30, 2004, there are approximately 737 thousand of outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective periods. For the three and six months ended June 30, 2003, there are approximately 1.1 million and 1.0 million, respectively, of outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective periods. The range of exercise prices for these antidilutive stock options was between $17.79 and $30.30 at June 30, 2004, and $13.06 and $30.30 at June 30,
2003.

9.  TRUST PREFERRED DEBT

On May 26, 2004, the Company raised approximately $18 million from its participation in a pooled trust preferred transaction, in which it issued long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 380 basis points (5.09% as of June 30, 2004). The Company used the net proceeds of approximately $17.5 million to pay down its revolving credit facility. The pooled trust preferred debt principal is payable in one payment due in 30 years with interest paid quarterly.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2004


10.  INTEREST RATE SWAPS

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to movements in interest rates. On May 18, 2004, the Company entered into an interest rate swap with a non-amortizing notional value of $7 million to hedge outstanding three-month LIBOR-based debt. This swap and an interest rate swap entered into in 2003 have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income ("OCI") for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings. Amounts are reclassified from OCI to earnings as the interest rate swaps affect earnings. There have been no charges to earnings for ineffectiveness of interest rate swaps for the three or six months ended June 30, 2004. The fair value of interest rate swap agreements, based upon bank quotes, was an asset of approximately $32 thousand at June 30, 2004. The terms of these interest rate swaps are as follows (fair value in thousands):

     EFFECTIVE                                NOTIONAL AMOUNT    FIXED RATE TO    VARIABLE RATE     FAIR VALUE AS
       DATE            MATURITY DATE          AT JUNE 30, 2004      BE PAID      TO BE RECEIVED    OF JUNE 30, 2004
---------------------------------------------------------------------------------------------------------------------
January 7, 2003      December 31, 2007         $19.6 million         2.85%            LIBOR              $125
May 18, 2004         March 31, 2009            $ 7.0 million         4.44%            LIBOR              ( 93)
                                                                                                         ----
                                                                                        Total            $ 32
                                                                                                         ====


11.  STATEMENT OF COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value, net of tax, of interest rate swaps. Shown below is the Company's comprehensive income:

                                                THREE MONTHS ENDED JUNE           SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                -------------------------     --------------------------
                                                   2004          2003              2004         2003
                                                -------------------------     --------------------------
Net income                                         $1,661       $1,992            $6,075       $5,573
Change in fair value of interest rate  swap,
net of tax                                            205         (593)              115         (593)
                                                -------------------------     --------------------------
Comprehensive income                               $1,866       $1,399            $6,190       $4,980
                                                =========================     ==========================

12.  CARRIER INCENTIVE CONTRACTS

During the first quarter of 2004, the Company completed agreements with two of its insurance carriers, which will generate additional revenue on its existing blocks of business and future business. The length of one of the contracts is three years and the other contract is one year. The agreements resulted in revenue of approximately $350 thousand for the first quarter of 2004 and approximately $490 thousand for the second quarter of 2004. The two new agreements provide for minimum revenue of $175 thousand per quarter and include a variable element tied to the Company's quarterly sales of the carrier's products. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2004


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


The segment information as of, and for the periods ended June 30, 2004 and 2003, for the Pearl Meyer & Partners segment reflects the results of, and information related to, the Rewards and Performance Group and certain Human Capital Practice employees, who were transferred to Pearl Meyer & Partners as of October 1, 2003.

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

Segment information for the three and six month periods ended June 30, 2004 and 2003, is as follows:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2004

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                 ---------------------------- ---------------------------
                                                        2004          2003           2004         2003
                                                 ---------------------------- ---------------------------
REVENUES FROM EXTERNAL CUSTOMERS
     Executive Benefits Practice                       $12,768       $14,203       $ 39,575     $ 41,483
     Banking Practice                                   31,870        42,016         65,654       74,462
     Healthcare Group                                    9,406         8,606         19,399       18,517
     Pearl Meyer & Partners                              9,183         4,153         15,773       10,616
     Human Capital Practice                              2,195         5,176          4,332        8,074
     Federal Policy Group                                4,311         2,406          7,766        6,997
                                                 ---------------------------- ---------------------------
            Total segments - reported                   69,733        76,560        152,499      160,149
     Corporate/CSI                                         816           698          2,753        1,747
                                                 ---------------------------- ---------------------------
            Total consolidated - reported              $70,549       $77,258       $155,252     $161,896
                                                 ============================ ===========================
OPERATING INCOME (LOSS) AND INCOME BEFORE TAXES
     Executive Benefits Practice                      ($ 1,399)     ($ 1,141)      $  6,056     $  3,973
     Banking Practice                                    8,760        13,185         15,349       19,132
     Healthcare Group                                    1,235         1,035          3,544        2,466
     Pearl Meyer & Partners                              1,954           706          2,485        1,173
     Human Capital Practice                                (68)       (1,592)          (139)      (2,143)
     Federal Policy Group                                1,925           466          2,591        3,252
                                                 ---------------------------- ---------------------------
            Total segments - reported                   12,407        12,659         29,886       27,853
     Corporate/CSI                                      (4,371)       (4,143)        (7,511)      (7,531)
     Other income (expense)                                  3            94         (1,465)         181
     Interest - net                                     (5,488)       (6,112)       (11,032)     (12,016)
                                                 ---------------------------- ---------------------------
            Income before taxes                        $ 2,551       $ 2,498       $  9,878     $  8,487
                                                 ============================ ===========================
DEPRECIATION AND AMORTIZATION
     Executive Benefits Practice                       $ 1,165       $ 1,249       $  2,252     $  2,485
     Banking Practice                                    3,473         4,022          6,961        8,017
     Healthcare Group                                      687           736          1,374        1,462
     Pearl Meyer & Partners                                178            84            367          242
     Human Capital Practice                                 19           159             51          234
     Federal Policy Group                                  102           100            205          200
                                                 ---------------------------- ---------------------------
            Total segments - reported                    5,624         6,350         11,210       12,640
     Corporate/CSI                                         387           215            735          412
                                                 ---------------------------- ---------------------------
            Total consolidated - reported              $ 6,011       $ 6,565       $ 11,945     $ 13,052

                                                 ============================ ===========================
CAPITAL EXPENDITURES
     Executive Benefits Practice                       $   437       $   412       $    526     $    833
     Banking Practice                                      233           431            469          801
     Healthcare Group                                      171            (9)           313          417
     Pearl Meyer & Partners                                144             9            250           19
     Human Capital Practice                                  -            88              -          204
     Federal Policy Group                                    -             -              -            -
                                                 ---------------------------- ---------------------------
            Total segments - reported                      985           931          1,558        2,274
     Corporate/CSI                                         199           171            321          629
                                                 ---------------------------- ---------------------------
            Total consolidated - reported              $ 1,184       $ 1,102       $  1,879     $  2,903
                                                 ============================ ===========================

                                                                                 JUNE 30,   DECEMBER 31,
IDENTIFIABLE ASSETS                                                                2004         2003
                                                                              ---------------------------
     Executive Benefits Practice                                                 $ 77,023     $ 72,867
     Banking Practice                                                             486,225      509,370
     Healthcare Group                                                              31,015       32,996
     Pearl Meyer & Partners                                                        45,050       47,362
     Human Capital Practice                                                         4,784        5,282
     Federal Policy Group                                                          11,272       11,893
                                                                              ---------------------------
            Total segments - reported                                             655,369      679,770
     Deferred tax assets                                                              253          253
     Corporate/CSI                                                                 29,267       19,280
                                                                              ---------------------------
            Total consolidated - reported                                        $684,889     $699,303
                                                                              ===========================

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                                  JUNE 30, 2004


14.  LITIGATION AND CONTINGENCIES

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

The Company responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with the Company and contacting its clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted the Company's motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of the Company. On June 5, 2003, the court entered a preliminary injunction, which prohibited Mr. MacDonald and persons acting in concert with him from soliciting clients of the Company's Executive Benefits Practice. On July 24, 2003, the court issued its order granting the Company's Motion to Compel Arbitration. The matter was settled by the parties, and on June 30, 2004, the Arbitration Panel incorporated the settlement in an Award which provides that Mr. MacDonald will not solicit and will do no business with the Company's Executive Benefits Practice clients until September 5, 2005.

INDEPENDENT SALES CONSULTANTS' DISPUTES

In March 2004, two of the Company's independent sales consultants exercised their termination rights under their agreement(s) with the Company. Included in the Company's consolidated balance sheets is a receivable of approximately $1.4 million from these two consultants and their employee related to certain chargeback commissions to be repaid to the Company from the surrender of a policy in 2003. Upon termination, the consultants have disputed the chargeback and asserted other miscellaneous claims. The Company and the consultants have agreed to go to binding arbitration to resolve all such disputes. The Company intends to vigorously defend its characterization of the chargeback and its right to the repayment of the commissions related to the surrendered case through the arbitration. While it is not possible to predict with certainty the outcome, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

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

A significant portion of our growth has been acquisition related. Business-owned life insurance programs have tax advantages associated with products that are attractive to our clients. A portion of our product offerings are interest rate sensitive. Changes in tax and legislative laws can have an affect on our business, as seen over the last several years with our Executive Benefits Practice. We have been expanding our compensation consulting practices to diversify our product offerings. The largest component of our general and administrative expense is salary and other benefit-related costs.

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

         o        executive compensation and benefit-related consulting fees;
                  and

         o        fees for legislative liaison and related advisory services.

Our commission revenue is normally recurring, is typically paid annually, and usually extends for a period of twenty years or more after the sale. Commissions paid by insurance companies vary by policy and by program and typically represent a percentage of the premium or the cash surrender value of the insurance policies underlying the program.

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

A typical chargeback schedule, based on a percent use of first year commission, is as follows:

           Year 1                                                100%
           Years 2 and 3                                          50%
           Year 4                                                 25%
           Year 5 and beyond                                       0%

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

Consulting Fee Revenue. Consulting fee revenue consists of fees charged by Pearl Meyer & Partners, Human Capital Practice, and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, pension savings plan design and management, people strategy, compensation surveys, institutional registered investment advisory services, and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the service is rendered. Consulting fee revenue generated by the Executive Benefits Practice, Banking Practice, and Healthcare Group is included in the first year revenue line on our condensed consolidated statement of income.

Administrative Service Fee Revenue. Administrative service fee revenue consists of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are mainly included in our renewal revenue line in our condensed consolidated statement of income.

Carrier Incentive Contracts. Carrier incentive contracts consist of revenue we receive from certain carriers under the terms of specific arrangements. Revenue is recognized in the period in which it has been earned.

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

We are required to assess potential impairments of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In assessing the recoverability of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and the net present value of future cash flows from policies inforce, we must make assumptions regarding estimated future cash flows, mortality, lapse, and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges.

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

RESULTS OF OPERATIONS

                                             THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------     ------------------------------------
                                           2004        2003       % CHANGE          2004        2003       % CHANGE
                                         ------------------------------------     ------------------------------------
TOTAL REVENUE                              $70,549      $77,258       (8.7%)       $155,252     $161,896       (4.1%)

OPERATING EXPENSE
    Commissions and fees                    14,809       21,716      (31.8%)         38,028       46,822      (18.8%)
     % of revenue                            21.0%        28.1%                       24.5%        28.9%
    Other operating expenses                47,704       47,026         1.4%         94,849       94,753         0.1%
     % of revenue                            67.6%        60.9%                       61.1%        58.5%
                                         ---------- ------------ ------------     ---------- ------------ ------------
OPERATING INCOME                           $ 8,036      $ 8,516       (5.6%)       $ 22,375     $ 20,321        10.1%
                                         ========== ============ ============     ========== ============ ============

Quarter ended June 30, 2004 compared to quarter ended June 30, 2003.

Revenue. Total revenue for the three months ended June 30, 2004 was $70.5 million, a decrease of 8.7% from revenues of $77.3 million in second quarter 2003. First year revenues for the three months ended June 30, 2004 were $20.6 million compared to $30.0 million in the second quarter of 2003. Banking Practice's first year revenue in second quarter of 2003 ($19.6 million) was a record for the second quarter with more than two times as much premium sold in the three months ended June 30, 2003 than in the three months ended June 30, 2004 due to clients' efforts in 2003 to lock in interest rates prior to anticipated reductions in interest rates later in the year. In addition, Banking Practice revenue for the three months ended June 30, 2004 and 2003 included approximately $1.8 million and $500 thousand, respectively, related to carrier incentive contracts. Renewal revenue for the three months ended June 30, 2004, was $33.4 million compared to $34.8 million in 2003 due to the loss of three large clients ($890 thousand) and overfunding of certain corporate plans. Consulting revenue for the three months ended June 30, 2004 was $14.9 million compared to $11.1 million in the second quarter of 2003. Second quarter 2004 consulting revenue for Federal Policy Group included a $1 million success fee and executive compensation consulting services have seen an increase in demand over the prior year.

Commissions and fees expense. Commissions and fees expense for the three months ended June 30, 2004, was $14.8 million, or 21.0% of total revenue, compared to $21.7 million or 28.1% of total revenue in second quarter 2003. The percentage paid in commission expense declined primarily due to an increasing percentage of sales by employee consultants who have a lower commission rate than independent consultants and the mix between first year and renewal revenues. Renewal revenues generally have lower commissions than first year revenues. In September 2003, Banking Practice acquired two of its former independent consultant organizations. Some of the commission savings from sales by employees is spent in the form of increased operating expenses. Independent consultants cover their operating expenses out of their commissions. In addition, carrier incentive revenues and consulting revenues have no related commission expense.

General and administrative expense. General and administrative expense for the three months ended June 30, 2004 was $41.5 million, or 58.8% of total revenue, compared to $41.9 million, or 54.2% of total revenue, for the three months ended June 30, 2003. The decrease in general and administrative expenses was attributable to good cost containment offset by expenditures associated with Sarbanes-Oxley compliance ($650 thousand) and approximately $1.0 million of legal fees associated with the MacDonald litigation. This litigation was settled with no cash being exchanged during the three months ended June 30, 2004.

Amortization. Amortization expense decreased approximately $600 thousand to $4.6 million for the three months ended June 30, 2004, from $5.2 million for the three months ended June 30, 2003, based on the timing of scheduled amortization of our inforce revenue.

Other operating expenses. The three months ended June 30, 2003 results included a $1.5 million favorable settlement of pending litigation that reduced operating expenses.

Interest expense. Interest expense for the three months ended June 30, 2004 was $5.5 million compared to $6.2 million for the three months ended June 30, 2003. The decrease relates to lower borrowing levels in 2004 compared to 2003.

Income taxes. Income taxes for the three months ended June 30, 2004 were $890 thousand, an effective tax rate of 34.9%, compared to $506 thousand, an effective tax rate of 20.3%, for the three months ended June 30, 2003. The effective tax rate for the three months ended June 30, 2003 reflected an anticipated $509 thousand of net state tax refunds from 2000 and 2001 amended returns.

Net Income. Net income for the three months ended June 30, 2004 was $1.7 million, or $0.09 per diluted common share, versus net income of $2.0 million, or $0.11 per diluted share, for the same period last year.

Six months ended June 30, 2004 compared to six months ended June 30, 2003.

Revenue. Total revenues for the six months ended June 30, 2004 were $155.3 million, a decrease of 4.1% from revenues of $161.9 million for the six months ended June 30, 2003. First year revenues for the six months ended June 30, 2004 were $53.8 million compared to $57.5 million for the six months ended June 30, 2003. First year revenue of the Banking Practice was $8.6 million less in the six months ended June 30, 2004 when compared to the six months ended June 30, 2003 due to clients' efforts in 2003 to lock in interest rates prior to anticipated interest rate reductions later in the year. First year revenue included $9.3 million for a large case that closed during the six months ended June 30, 2004. Banking Practice revenue for the six months ended June 30, 2004 and 2003 included approximately $3.4 million and $1.0 million, respectively, related to carrier incentive contracts. Renewal revenue for the six months ended June 30, 2004, was $71.9 compared to $77.1 million for the six months ended June 30, 2003. The decrease in renewal revenue is primarily the result of the loss of three large clients ($2.3 million) and overfunding of certain corporate plans. For the six months ended June 30, 2004, executive compensation consulting services have seen an increase in demand over the prior year. Federal Policy Group consulting revenue for the six months ended June 30, 2004 included a $1.0 million success fee. Federal Policy Group consulting revenue for the six months ended June 30, 2003 included a $2.8 million success fee.

Commissions and fees expense. Commissions and fees expense for the six months ended June 30, 2004 was $38.0 million, or 24.5% of total revenue compared to $46.8 million, or 28.9% of total revenue, for the six months ended June 30, 2003. The percentage paid in commission expense declined primarily due to an increasing percentage of sales by employee consultants who have a lower commission rate than independent consultants. In September 2003, Banking Practice acquired two of its former independent consultant organizations. Some of the commission savings from sales by employees is spent in the form of increased operating expenses. Independent consultants cover their operating expenses out of their commissions. Also impacting commission percentage to revenue is the fact that carrier incentive revenues and consulting revenues have no related commission expense.

General and administrative expense. General and administrative expense for the six months ended June 30, 2004 was $82.5 million, or 53.2% of total revenue, compared to $82.9 million, or 51.2% of total revenue for the six months ended June 30, 2003. The decrease in general and administrative expenses was attributable to good cost containment, particularly at Executive Benefits Practice, offset by expenditures associated with Sarbanes-Oxley compliance ($860 thousand) and approximately $1 million of legal fees associated with MacDonald litigation. This litigation was settled with no cash being exchanged during the six months ended June 30, 2004.

Amortization. Amortization expense decreased approximately $1.3 million to $9.1 million for the six months ended June 30, 2004, from $10.4 million for the six months ended June 30, 2003, based on the timing of scheduled amortization of our inforce revenue.

Other operating expenses. The six months ended June 30, 2003 results included a $1.5 million favorable settlement of pending litigation that reduced operating expenses.

Other income (expense). Other income (expense) for the six months ended June 30, 2004, includes a $1.5 million write-off of costs associated with a prospective securitization financing that we are no longer pursuing.

Interest expense. Interest expense for the six months ended June 30, 2004 was $11.1 million compared to $12.2 million for the six months ended June 30, 2003. The decrease relates to lower borrowing levels in 2004 compared to 2003.

Income taxes. Income taxes for the six months ended June 30, 2004 were $3.8 million, an effective tax rate of 38.5%, compared to $2.9 million, an effective tax rate of 34.3%, for the six months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2003 reflects $509 thousand of net state tax refunds relating to amended returns for 2000 and 2001.

Net Income. Net income for the six months ended June 30, 2004 was $6.1 million, or $0.32 per diluted common share, versus net income of $5.6 million, or $0.30 per diluted share, for the same period last year.

The tables that follow present the operating results of our six segments for the three and six months ended June 30, 2004 and 2003.

         EXECUTIVE BENEFITS PRACTICE

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                            ------------------------- -----------------------
                                                                2004        2003         2004       2003
                                                            ------------------------- -----------------------
         TOTAL REVENUE                                          $12,768    $14,203        $39,575    $41,483
         OPERATING EXPENSES
              Commissions and fees                                5,016      5,865         15,857     17,910
              Other operating expenses                            9,151      9,479         17,662     19,600
                                                            -----------------------   -----------------------
         OPERATING (LOSS) INCOME                               ($ 1,399)   ($1,141)       $ 6,056    $ 3,973
                  % of revenue                                  (11.0%)     (8.0%)          15.3%       9.6%
                                                            =======================   =======================

         First year revenue for the three months ended June 30, 2004, was $4.6 million compared to $4.3 million for the three months ended June 30, 2003. Renewal revenue for the three months ended June 30, 2004, was $8.1 million compared to $9.9 million for the three months ended June 30, 2003. The decrease in renewal revenue is primarily the result of the loss of three large clients ($890 thousand) and overfunding of certain corporate plans. Commission expense as a percentage of total revenue declined to 39.3% for the three months ended June 30, 2004, from 41.3% for the three months ended June 30, 2003, due to the mix of sales by employee consultants who are paid a lower commission, partially offset by the mix between first year versus renewal revenue. General and administrative expense for the three months ended June 30, 2004, was lower than the three months ended June 30, 2003, due mainly to lower headcount (239 for 2004 and 283 for 2003) and facility costs, partially offset by $1.0 million of legal costs for the MacDonald settlement reached in late June, 2004.

         Trends in the six-month results ended June 30, 2004 as compared to the period in 2003 were generally the same as those experienced for the quarter. First year 2004 revenue for the six months ended June 30, 2004 included $8.6 million for one large case. The increase in first year revenues was more than offset by decreases in renewal revenues relating to the loss of three large clients ($2.3 million) and overfunding of certain corporate plans. General and administrative expense for the six months ended June 30, 2004 includes a charge of $1.0 million for legal costs associated with the MacDonald settlement.

         BANKING PRACTICE

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                            ------------------------- -----------------------
                                                                2004        2003         2004       2003
                                                            ------------------------- -----------------------
         TOTAL REVENUE                                        $31,870    $42,016       $65,654    $74,462
         OPERATING EXPENSES
              Commissions and fees                              8,814     15,017        20,389     26,772
              Other operating expenses                         14,296     13,814        29,916     28,558
                                                            -------------------------  ----------------------
         OPERATING INCOME                                     $ 8,760    $13,185       $15,349    $19,132
                  % of revenue                                  27.5%      31.4%         23.4%      25.7%
                                                            =========================  ======================

         Total first year revenue decreased 51.1% to $9.6 million for the three months ended June 30, 2004, from $19.6 million for the three months ended June 30, 2003. First year revenues for the three months ended June 30, 2003 were a record for the second quarter due to clients' efforts in 2003 to lock in interest rates prior to anticipated interest rate reductions later in the year. In addition, revenue for the three months ended June 30, 2004 and 2003 included approximately $1.8 million and $500 thousand, respectively, related to carrier incentive contracts. Renewal revenue for the three months ended June 30, 2004 and

         June 30, 2003, was $22.3 million in both periods. Commission expense for the three months ended June 30, 2004, was $8.8 million, or 27.7% of revenue, compared to $15.0 million, or 35.7% of revenue, for the same period in 2003. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employee consultants versus independent producers and the fact that the carrier incentive revenues have no related commission expense. In September 2003, Banking Practice acquired two of its former independent consultant organizations. General and administrative expense for the three months ended June 30, 2004, was $11.2 million, or 35.2% of revenue, compared to $10.2 million or 24.3% of revenue, for the comparable period in 2003. The higher percentage of general and administrative expenses to revenue reflects increased headcount and operating expenses relating to former independent consultants. Amortization expense for the three months ended June 30, 2004 and 2003, was $3.1 million and $3.6 million, respectively. The decrease is based on the timing of scheduled amortization of our inforce revenue.

         Trends in the six-month results ended June 30, 2004 as compared to the period in 2003 were generally the same as those experienced for the quarter. Banking Practice revenue for the six months ended June 30, 2004 and 2003 included approximately $3.4 million and $1.0 million, respectively, related to carrier incentive contracts. We do not pay commission expense on the revenue associated with the carrier incentive contracts.

         Richard Chapman, president of the Banking Practice, left Clark Consulting in the second quarter to pursue leadership development initiatives. Effective May 6, 2004, James Bean replaced Richard Chapman as president of the Banking Practice. In May of 2004, certain sales consultants of the South Central Region resigned. New leadership has been identified to assist with rebuilding the sales organization for that region. In July of 2004, an independent Banking Practice consultant became the subject of an SEC inquiry into possible insider trading transactions related to several financial institutions, mainly in California. The independent consultant, age 68, decided to retire as an independent consultant and terminate his Sales Representative Agreement with the Banking Practice. As a result of the retirement, we are in the process of transitioning existing clients to other Clark employees or independent representatives along with restaffing the territory. These developments are not expected to cause a significant loss of existing clients, but may affect future revenue opportunities as we transition to new sales teams.


         HEALTHCARE GROUP

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                            ------------------------- -----------------------
                                                                2004        2003         2004       2003
                                                            ------------------------- -----------------------
         TOTAL REVENUE                                          $9,406     $8,606         $19,399    $18,517
         OPERATING EXPENSES
              Commissions and fees                                 925        834           1,631      2,140
              Other operating expenses                           7,246      6,737          14,224     13,911
                                                            ------------------------- -----------------------
         OPERATING INCOME                                       $1,235     $1,035         $ 3,544    $ 2,466
                  %  of revenue                                  13.1%      12.0%           18.3%      13.3%
                                                            ========================= =======================

         Healthcare Group revenues were higher for the three months ended June 30, 2004, compared to the prior year. First year revenue for the three months ended June 30, 2004, was slightly lower than the prior year due to a lower number of new projects and lower add-on commissions as a result of split dollar regulations. However, consulting revenue (included in first year revenue) increased over prior year due to growth in several services. Renewal revenue for the three months ended June 30, 2004 increased to $2.6 million compared to $2.0 million for the three months ended June 30, 2003 primarily due to more recordkeeping service revenues. General and administrative expenses as a percentage of revenue has declined to 72.9% for the three months ended June 30, 2004 from 73.3% for the three months ended June 30, 2003 due to continued cost containment efforts.

         Trends in the six-month results ended June 30, 2004 as compared to the period in 2003 were generally the same as those experienced for the quarter. However, for the six months ended June 30, 2003, commission and general and administrative expenses include approximately $435 thousand and $335 thousand, respectively, for costs associated with a severance agreement.

         PEARL MEYER AND PARTNERS

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30,                 JUNE 30,
                                                              ------------------------- -----------------------
                                                                    2004        2003         2004       2003
                                                              ------------------------- -----------------------
         TOTAL REVENUE                                               $9,183     $4,153      $15,773    $10,616
         OPERATING EXPENSES                                           7,229      3,447       13,288      9,443
                                                              ------------------------- -----------------------
         OPERATING INCOME                                            $1,954       $706       $2,485     $1,173
                  %  of revenue                                       21.3%      17.0%        15.8%      11.0%
                                                              ========================= =======================

         As of October 1, 2003, we transferred part of the operations of the Human Capital Practice to Pearl Meyer & Partners. As a result, all years presented have been reclassified to reflect this transfer. Executive compensation consulting services have seen an increase in demand over 2003, as companies and compensation committees increase their focus on executive compensation.

         HUMAN CAPITAL PRACTICE

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30,                 JUNE 30,
                                                              ------------------------- -----------------------
                                                                    2004        2003         2004       2003
                                                              ------------------------- -----------------------
         TOTAL REVENUE                                               $2,195     $5,176         $4,332   $  8,074
         OPERATING EXPENSES                                           2,263      6,767          4,471     10,217
                                                              ------------------------- -------------------------
         OPERATING LOSS                                             ($  68)   ($1,591)        ($ 139)   ($ 2,143)
                  %  of revenue                                      (3.1%)    (30.7%)         (3.2%)     (26.5%)
                                                              ========================= =========================

         In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice (including the Rewards and Performance Group) were transferred to the Pearl Meyer & Partners practice. As a result, all periods presented have been reclassified to reflect this transfer. The Human Capital Practice exited certain revenue producing activities in connection with the fourth quarter 2003 reorganization. Headcount at June 30, 2004 was 38 compared to 61 at June 30, 2003. Rent and facility costs were significantly lower based on the reduced headcount and vacated facilities as part of the fourth quarter 2003 reorganization.

FEDERAL POLICY GROUP

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                            -------------------------  -----------------------
                                                                  2004        2003          2004       2003
                                                            -------------------------  -----------------------
         TOTAL REVENUE                                           $4,311     $2,406       $7,766     $6,997
         OPERATING EXPENSES                                       2,386      1,940        5,175      3,745
                                                            -------------------------- -----------------------
         OPERATING INCOME                                        $1,925       $466       $2,591     $3,252
                  %  of revenue                                   44.7%      19.4%        33.4%      46.5%
                                                            ========================== =======================

         Results for the three months ended June 30, 2004 included approximately $383 thousand of additional revenue and approximately $111 thousand of additional operating expenses related to business generated by four employees hired during the second quarter of 2003. Federal Policy Group experienced good overall demand for its services and benefited from a success fee of $1.0 million that was earned during the three months ended June 30, 2004.

         Trends in the six-month results ended June 30, 2004 as compared to the period in 2003 were generally the same as those experienced for the quarter. For the six months ended June 30, 2003, revenue included a $2.8 million success fee.

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

                                                       JUNE 30,     DECEMBER 31,
                                                         2004          2003
                                                    ------------- --------------
Cash and cash equivalents                               $5,513         $3,156
Working capital (1)                                      ($239)        $2,623
Current ratio - to one                                    .996           1.04
Shareholders' equity per common share (2)               $14.28         $13.95
Debt to total capitalization (3)                         55.3%          57.7%

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

Below is a table summarizing our cash flow:

                                            SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------
                                             2004                2003
                                      ------------------   -----------------
Cash flows from (used in):
   Operating activities                   $27,130             $30,801
   Investing activities                   ( 8,873)             (7,371)
   Financing activities                   (15,900)            (24,053)

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows:

                                            SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------
                                             2004                2003
                                      ------------------   -----------------
Net income plus non-cash expenses          $23,383             $22,377
Changes in operating assets
  and liabilities                            3,747               8,424
                                      ------------------   -----------------
Cash flows from operating activities       $27,130             $30,801
                                      ==================   =================

Non-cash expenses include depreciation of equipment and leasehold improvements, amortization of intangibles, charges for performance-based stock options issued to non-employee producers, and deferred tax expense. The 2004 increase in cash relating to changes in operating assets and liabilities relates primarily to the collection of accounts receivable partially offset by payment of accounts payable and accrued liabilities in the first six months of 2004.

Cash Used in Investing Activities

For the six months ended June 30, 2004, approximately $7.0 million of cash was used in investing activities for earnout payments to prior owners of certain of our acquired businesses and the purchase of inforce revenue from several independents who are no longer associated with the Company. Approximately $1.9 million was used for the purchase of fixed assets.

A substantial amount of the purchase price of our acquisitions is paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

For the six months ended June 30, 2004, approximately $23.0 million of cash was used for the net repayment of borrowings. As of June 30, 2004, we had restricted cash of approximately $12.6 million, a decrease of $6.3 million from December 31, 2003, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

On May 26, 2004, we raised approximately $17.5 million from our participation in a pooled trust preferred transaction, in which we issued $18 million aggregate principal amount of long-term subordinated debt securities with a floating rate, currently around 5.1%. We used the net proceeds to pay down our revolving credit facility. The pooled trust preferred debt principal is payable in one payment due in 30 years with interest paid quarterly.

The restrictive covenants under the credit agreement with our syndicate of banks provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all our restrictive covenants as of June 30, 2004. Our restrictive covenants may limit our borrowing ability under our credit line. We had $72.0 million available under the credit line at June 30, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. Set forth below is a summary presentation of our contractual obligations as of June 30, 2004, which are expected to become due and payable during the periods specified.

                             PAYMENTS DUE BY PERIOD
                                                       LESS THAN                      MORE THAN
CONTRACTUAL OBLIGATIONS                        TOTAL     1 YEAR  1-3 YEARS 3-5 YEARS   5 YEARS
-----------------------                        -----     ------  --------- ---------   -------

Long-term debt obligations                   $329,542   $11,297   $26,721   $27,291   $264,233
Operating lease obligations                    56,522    10,730    19,905    15,154     10,733
Contingent consideration for acquisitions      19,597    10,668     7,827     1,102         --
                                             --------   -------   -------   -------   --------
Total                                        $405,661   $32,695   $54,453   $43,547   $274,966
                                             ========   =======   =======   =======   ========

We expect to make significant cash outlays in future years for interest, taxes, and deferred compensation arrangements. However, due to their variable nature, no amounts for these items have been included in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004, we had total outstanding indebtedness of $329.5 million, or approximately 95.3% of total market capitalization. Our outstanding debt consists of the following:

                                               OUTSTANDING AMOUNT AS OF         WEIGHTED AVERAGE INTEREST RATE AS
             TYPE OF DEBT                           JUNE 30, 2004                        OF JUNE 30, 2004
---------------------------------------- ------------------------------------- -------------------------------------
Non-recourse bonds                                   $279.2 million                            Fixed -  6.4%
Note to prior owner                                     5.3 million                            Fixed - 10.0%
Trust preferred                                        45.0 million                         Variable - 5.3%

On May 14, 2004, we entered into an interest rate swap with a total non-amortizing notional value of $7 million to hedge our LIBOR-based debt. The notional amount of the existing interest rate swap amortizes at the rate of $1.4 million per quarter. The terms of the interest rate swaps are as follows:

    EFFECTIVE                             NOTIONAL AMOUNT AT    FIXED RATE    VARIABLE RATE    FAIR VALUE AS OF
      DATE            MATURITY DATE         JUNE 30, 2004       TO BE PAID    TO BE RECEIVED    JUNE 30, 2004
------------------ --------------------- --------------------- -------------- --------------- -------------------
January 7, 2003    December 31, 2007           $19,600             2.85%          LIBOR                  $125
May 18, 2004       March 31, 2009              $ 7,000             4.44%          LIBOR                 (  93)
                                                                                                         ----
                                                                                  Total                  $ 32
                                                                                                         ====

We have exposure to changing interest rates and will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps we have entered into are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at June 30, 2004. Interest on the remaining $18.4 million of unhedged variable debt at June 30, 2004, bears weighted average interest of LIBOR plus 400 basis points. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $184 thousand on interest expense on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

We responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with us and contacting our clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted our motion and entered a temporary restraining order prohibiting

Mr. MacDonald from contacting certain clients of ours. On June 5, 2003, the Court entered a preliminary injunction, which prohibited Mr. MacDonald and persons acting in concert with him from soliciting clients of our Executive Benefits Practice. On July 24, 2003, the Court issued its order granting our Motion to Compel Arbitration. The matter was settled by the parties, and on June 30, 2004, the Arbitration Panel incorporated the settlement in an Award which provides that Mr. MacDonald will not solicit and will do no business with our Executive Benefits Practice clients until September 5, 2005.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND
         ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser of ours, of shares of our common stock during the quarterly period ended June 30, 2004.



                            (a)            (b)                   (c)                             (d)
                           TOTAL         AVERAGE       TOTAL NUMBER OF SHARES            MAXIMUM NUMBER (OR
                          NUMBER          PRICE         PURCHASED AS PART OF        APPROXIMATE DOLLAR VALUE) OF
                         OF SHARES        PAID           PUBLICLY ANNOUNCED       SHARES THAT MAY YET BE PURCHASED
       PERIOD           PURCHASED(1)    PER SHARE        PLANS OR PROGRAMS           UNDER THE PLANS OR PROGRAMS
----------------------- ------------    ---------      ----------------------     --------------------------------
April 1, 2004 through
   April 30, 2004          8,000         $17.08                8,000                            34,000


 May 1, 2004 through
    May 31, 2004           8,000         $18.92                8,000                            26,000


June 1, 2004 through
    June 30, 2004          8,000         $17.87                8,000                            18,000 (2)
                          ------         ------               ------

TOTAL                     24,000         $17.96               24,000
                          ======         ======               ======

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 27, 2004.

(b) At the Annual Meeting, two uncontested nominees to the Board of Directors of the Company were elected Class III directors for three-year terms expiring at the 2007 Annual Meeting. The votes for the director nominees were as follows:

         Director Nominee                   For                 Withheld
         ----------------                   ---                 --------
         Tom Wamberg                    14,375,008               350,564
         Randolph A. Pohlman            14,151,025               564,547

In addition, George D. Dalton, Steven F. Piaker, Robert E. Long, Jr., L. William Seidman, and William Archer continue to serve as directors of the Company after the Annual Meeting.

(c) The results of stockholder voting on Proposal 2 were as follows:

Proposal 2 - A vote to ratify the appointment of Deloitte & Touche LLP as independent public accountants for the year ending December 31, 2004.

                     For              Against           Abstain
                     ---              -------           -------
                 14,606,685           118,382             505

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The list of exhibits required by this Item 6(a) appears on the
         Exhibit Index attached hereto.

         (b) Reports on Form 8-K.

We furnished the following Current Report on Form 8-K during the quarter ended June 30, 2004. The information furnished under Item 12. Results of Operations and Financial Condition is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934:

Current Report on Form 8-K dated April 26, 2004, furnishing the financial performance of the Registrant for the three months ended March 31, 2004.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         CLARK, INC.



Date     August 5, 2004                    /s/ Tom Wamberg
     -------------------                   -------------------------------------
                                                        Tom Wamberg
                                           President and Chief Executive Officer


Date      August 5, 2004                   /s/ Jeffrey W. Lemajeur
     -------------------                   -------------------------------------
                                                    Jeffrey W. Lemajeur
                                                  Chief Financial Officer

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

3.3 Certificate of Amendment of Certificate of Incorporation (Incorporated herein by reference to Exhibit 5 of our Registration Statement on Form 8-A, filed with the SEC on February 28, 2002).

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

10.1 Employment Agreement, dated as of July 1, 2004, by and between Clark, Inc. and James C. Bean.*

10.2 Employment Agreement, dated as of July 16, 2004, by and between Clark, Inc. and Jeffrey W. Lemajeur.*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*