Form 10-Q
period 2004-09-30
CLARK INC
filed 2004-11-03
CIK 1063980

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

         As of November 1, 2004, the registrant had outstanding 18,710,252 shares of common stock.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Forward-Looking Statements ...................................................3
Item 1. Financial Statements (Unaudited)......................................4
     Condensed Consolidated Balance Sheets as of September 30, 2004
           and December 31, 2003..............................................4
     Condensed Consolidated Statements of Income for the Three
          Months and Nine Months Ended September 30, 2004 and 2003............5
     Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2004 and 2003......................6
     Notes to Condensed Consolidated Financial Statements.....................7

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................17

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........28

Item 4. Controls and Procedures..............................................28

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........30

Item 3. Defaults Upon Senior Securities......................................30

Item 4. Submission of Matters to a Vote of Security Holders..................30

Item 5. Other Information....................................................30

Item 6. Exhibits.............................................................30

SIGNATURES...................................................................32

EXHIBITS

     Index to Exhibits.......................................................33

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                          CLARK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                               2004             2003
                                                                          -------------     ------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $  9,741         $  3,156
   Restricted cash                                                               10,073           18,966
   Accounts and notes receivable, net                                            32,269           47,478
   Prepaid income taxes                                                           4,976            2,931
   Deferred tax assets                                                              155              253
   Other current assets                                                           5,402            3,149
                                                                               --------         --------
      TOTAL CURRENT ASSETS                                                       62,616           75,933
                                                                               --------         --------
INTANGIBLE ASSETS, NET
   Net present value of inforce revenue                                         443,793          455,495
   Goodwill                                                                     134,861          126,888
   Non-compete agreements                                                         6,174            7,420
                                                                               --------         --------
      TOTAL INTANGIBLE ASSETS, NET                                              584,828          589,803
                                                                               --------         --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                        12,467           13,284
CASH SURRENDER VALUE OF LIFE INSURANCE                                            7,607            4,944
OTHER ASSETS                                                                     12,580           15,339
                                                                               --------         --------
      TOTAL ASSETS                                                             $680,098         $699,303
                                                                               ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                            $  2,498           $8,129
   Accrued liabilities                                                           43,074           46,648
   Deferred income                                                                3,837            1,980
   Recourse debt maturing within one year                                         1,264            8,120
   Non-recourse debt maturing within one year                                     7,229            8,433
                                                                               --------         --------
      TOTAL CURRENT LIABILITIES                                                  57,902           73,310
TRUST PREFERRED DEBT                                                             45,000           27,000
LONG-TERM RECOURSE DEBT                                                           3,763           28,672
LONG-TERM NON-RECOURSE DEBT                                                     268,912          280,296
DEFERRED TAX LIABILITIES                                                         20,868           14,057
DEFERRED COMPENSATION                                                             6,881            6,563
INTEREST RATE SWAP                                                                  216              157
OTHER NON-CURRENT LIABILITIES                                                     8,106           10,980
                                                                               --------         --------
     TOTAL LIABILITIES                                                          411,648          441,035
                                                                               --------         --------
STOCKHOLDERS' EQUITY
   Preferred stock
      Authorized - 1,000,000 shares; $.01 par value, none issued                      -                -
   Common stock
      Authorized - 40,000,000 shares; $.01 par value, issued and outstanding - 18,710,252 shares at September 30, 2004 and
      18,515,203 shares at December 31, 2003                                        188              186
   Paid-in capital                                                              193,231          190,876
   Retained earnings                                                             77,228           69,643
   Other comprehensive loss                                                        (253)            (245)
   Deferred compensation                                                          1,799                -
   Treasury stock, at cost - 171,471 shares at September 30, 2004
      and 65,171 shares at December 31, 2003                                     (3,743)          (2,192)
                                                                               --------         --------
     TOTAL STOCKHOLDERS' EQUITY                                                 268,450          258,268
                                                                               --------         --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $680,098         $699,303
                                                                               ========         ========

  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                      ------------------------   -----------------------
                                                         2004          2003         2004         2003
                                                      -----------  -----------   ----------   ----------
REVENUE
   First year commissions and related fees               $17,079      $30,295     $ 70,850     $ 87,842
   Renewal commissions and related fees                   35,042       34,419      106,899      111,490
   Consulting fees                                        13,262       11,668       39,680       35,990
   Reimbursable expenses                                   1,309        1,470        4,515        4,426
                                                      ----------   ----------    ---------    ---------
TOTAL REVENUE                                             66,692       77,852      221,944      239,748
                                                      ----------   ----------    ---------    ---------

OPERATING EXPENSES
   Commissions and fees                                   15,080       21,166       53,108       67,988
   General and administrative                             37,521       38,953      120,058      121,907
   Reimbursable expenses                                   1,309        1,470        4,515        4,426
   Amortization                                            4,564        5,769       13,670       16,144
   Settlement of litigation                                    -            -            -       (1,500)
                                                      ----------   ----------    ---------    ---------
TOTAL OPERATING EXPENSES                                  58,474       67,358      191,351      208,965
                                                      ----------   ----------    ---------    ---------
OPERATING INCOME                                           8,218       10,494       30,593       30,783
OTHER INCOME (EXPENSE), NET                                   17           88       (1,448)         269
INTEREST, NET
   Income                                                     54           58          160          242
   Expense                                                (5,572)      (6,080)     (16,710)     (18,247)
                                                      ----------   ----------    ---------    ---------
TOTAL INTEREST, NET                                       (5,518)      (6,022)     (16,550)     (18,005)
                                                      ----------   ----------    ---------    ---------
Income before taxes                                        2,717        4,560       12,595       13,047
Income taxes                                              (1,208)      (1,809)      (5,011)      (4,723)
                                                      ----------   ----------    ---------    ---------
NET INCOME                                              $  1,509     $  2,751     $  7,584     $  8,324
                                                      ==========   ==========    =========    =========

Basic Earnings per Common Share                            $0.08        $0.15        $0.41        $0.46
Weighted average shares outstanding - Basic           18,601,725   18,399,980   18,554,356   18,281,336

Diluted Earnings per Common Share                          $0.08        $0.15        $0.40        $0.45
Weighted average shares outstanding - Diluted         18,829,566   18,700,694   18,853,198   18,645,244









  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                 2004                  2003
                                                              -----------           ----------
Net Cash from Operating Activities                               $37,099              $46,131
                                                                 -------              -------
INVESTING ACTIVITIES
   Purchases of businesses, net of cash acquired                  (9,199)              (4,491)
   Purchases of fixed assets                                      (3,610)              (3,750)
                                                                 -------              -------
Cash used in investing activities                                (12,809)              (8,241)
                                                                 -------              -------
FINANCING ACTIVITIES
   Proceeds from borrowings                                       70,210               23,500
   Repayment of borrowings                                       (96,563)             (63,348)
   Cash restricted for the repayment of non-recourse notes         8,893                  (30)
   Exercise of stock options                                       1,306                1,100
   Repurchase of company stock                                    (1,551)                   -
                                                                 -------              -------
Cash used in financing activities                                (17,705)             (38,778)
                                                                 -------              -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               6,585                 (888)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                3,156               14,524
                                                                 -------              -------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 9,741              $13,636
                                                                 =======              =======

Supplemental Disclosure for Cash Paid during the Period:
   Interest                                                      $15,804              $16,279
   Income taxes, net of refunds                                      (15)               1,400

Supplemental Non-Cash Information:
   Fair value of common stock issued in connection with
   acquisitions, including contingent payments on prior
   acquisitions                                                  $ 1,005              $ 3,054










  See accompanying notes to these condensed consolidated financial statements.

                          CLARK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2004

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company's opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

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

                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                       2004          2003
                                                  ------------    -----------
Dividend yield                                         None          None
Volatility                                            58.7%         63.4%
Risk-free interest rates                               3.4%          5.2%
Expected life (years)                                   5             5

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2004

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, its net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                            --------------------   ------------------
                                                               2004      2003        2004      2003
                                                            --------- ----------   -------- ---------
NET INCOME
  As reported                                                 $1,509     $2,751     $7,584    $8,324
  Add: stock-based employee compensation expense
  included in reported net income, net of related tax
  effect                                                           -          -          -       206
  Deduct: stock option compensation expense, net of tax       (  494)    (  591)    (1,832)   (1,206)
                                                              ------     ------     ------    ------
Pro forma                                                     $1,015     $2,160     $5,752    $7,324
                                                              ======     ======     ======    ======

BASIC EARNINGS PER COMMON SHARE

 As reported                                                   $0.08      $0.15      $0.41     $0.46

 Pro forma                                                     $0.05      $0.12      $0.31     $0.40

DILUTED EARNINGS PER COMMON SHARE

  As reported                                                  $0.08      $0.15      $0.40     $0.45

  Pro forma                                                    $0.05      $0.12      $0.31     $0.39

2. HUMAN CAPITAL PRACTICE

In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices. As part of the reorganization, certain of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, four partners and six staff members were terminated resulting in the Company exiting certain activities of the practice and creating unused leased office space in numerous cities. The Company recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization of which $3.9 million remains accrued on the condensed consolidated balance sheet as of September 30, 2004. In the third quarter of 2004, the Company adjusted its estimate of net future lease costs based upon changes in sublease income expectations and other lease related costs. The net expense of $131 thousand is included in general and administrative expenses in the condensed consolidated statement of income for the three months ended September 30, 2004. During the nine months ended September 30, 2004, the Company recorded net expense of approximately $181 thousand, which is included in general and administrative expenses in the condensed consolidated statement of income for the nine months ended September 30, 2004.

The remaining business of the Human Capital Practice consists of actuarial/retirement planning and investment advisory services.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2004

The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be additional charges or reversals in future periods. A summary of the activity in the reserve account as of September 30, 2004, is as follows:

                                 RESERVE BALANCE        CASH                           RESERVE BALANCE
                                 JANUARY 1, 2004      PAYMENTS       ADJUSTMENTS      SEPTEMBER 30, 2004
                                -----------------   ------------   ---------------   --------------------
Employee termination costs           $1,049           ($  265)          $   -               $  784
Lease costs                           4,732            (1,888)            296                3,140
Bonus payments                        1,027            (1,027)              -                    -
Other                                   147               (32)           (115)                   -
                                     ------           -------           -----               ------
Total                                $6,955           ($3,212)          $ 181               $3,924
                                     ======           =======           =====               ======

3. EXECUTIVE BENEFITS PRACTICE RESTRUCTURING COSTS

During the first quarter of 2003, the Company committed to a plan to consolidate the business support services of the Executive Benefits Practice in Dallas, Texas. As a result, the Company planned to significantly reduce operations in the Los Angeles, California and Bethesda, Maryland offices. The move from Los Angeles was substantially completed by July 31, 2004 and the Bethesda move was substantially completed by September 30, 2004.

During the third quarter of 2004, the Company entered into a sublease agreement for some of the space vacated as a result of reduced operations in the Los Angeles, California office. During the three months ended September 30, 2004 and 2003, the Company recorded expenses of approximately $292 thousand and $240 thousand, respectively. During the nine months ended September 30, 2004 and September 30, 2003, the Company recorded expense of approximately $729 thousand and $575 thousand, respectively related to the reduced operations in Los Angeles and Bethesda. These amounts are included in general and administrative expenses on the condensed consolidated statement of income for the nine months ended September 30, 2004 and 2003. The reserve balance as of September 30, 2004 was approximately $210 thousand and is expected to be substantially paid out by December 31, 2004.

4. FINANCING COSTS

In the first quarter of 2004, the Company wrote off approximately $1.5 million of costs associated with the prospective securitization financing that the Company is no longer pursuing. These costs are included in other income (expense), net in the condensed consolidated statement of income for the nine months ended September 30, 2004.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2004

5. CONTINGENT CONSIDERATION

As a result of the Company's acquisition program, the Company has approximately $21.5 million of potential additional consideration issuable over the next three and one half years to the former owners of the Company's acquired entities. Of this amount, approximately $9.0 million has been earned and is accrued on the balance sheet as of September 30, 2004. If and when the acquired entities meet certain criteria stipulated in the purchase agreements, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of September 30, 2004:



POTENTIAL AMOUNTS PAYABLE IN        CASH            SHARES (1)           SHARE VALUE
                               --------------    -----------------    -----------------
           2005                   $10,668             113,167              $1,500
           2006                     4,225              27,696                 400
           2007                     3,602                   -                   -
           2008                     1,102                   -                   -
                                  -------             -------              ------
                                  $19,597             140,863              $1,900
                                  =======             =======              ======

(1) Shares determined based upon the closing price of the Company's common stock at September 30, 2004 of $13.54 per share.

6. ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:

                                        AS OF                      AS OF
                                  SEPTEMBER 30, 2004         DECEMBER 31, 2003
                                ----------------------     ---------------------
Accounts receivable - trade             $33,518                   $48,467
Loans receivable                            219                       307
Accounts receivable allowance            (1,468)                   (1,296)
                                        -------                   -------
                                        $32,269                   $47,478
                                        =======                   =======

A summary of the activity in the allowance for uncollectible accounts receivables is as follows:


                        NINE MONTHS ENDED                  YEAR ENDED
                       SEPTEMBER 30, 2004             DECEMBER 31, 2003
                     -----------------------        ---------------------
Beginning balance            ($1,296)                      ($1,089)
Write offs                       519                           999
Expense                         (691)                       (1,206)
                             -------                       -------
Ending balance               ($1,468)                      ($1,296)
                             =======                       =======

As of September 30, 2004 and December 31, 2003, there were approximately $2.8 million and $2.3 million, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2004

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by reporting units are as follows:

                                    BALANCE         ACQUIRED                              BALANCE
                                  JANUARY 1,         DURING                            SEPTEMBER 30,
                                     2004          THE PERIOD      EARNOUTS/ETC.            2004
                                 ------------     ------------    ---------------     ---------------
Executive Benefits Practice          $16,438         $      -             $3,190            $ 19,628
Banking Practice                      44,723                -              4,697              49,420
Healthcare Group                      14,076                -                  -              14,076
Management Science Associates          5,010                -                  -               5,010
Pearl Meyer & Partners                36,981                -                  -              36,981
Human Capital Practice                   864                -                 86                 950
Federal Policy Group                   8,766                -                  -               8,766
Corporate                                 30                                   -                  30
                                    --------         --------             ------            --------
     TOTAL                          $126,888         $      -             $7,973            $134,861
                                    ========         ========             ======            ========

Information regarding the Company's other intangible assets follows:

                                       AS OF SEPTEMBER 30, 2004                   AS OF DECEMBER 31, 2003
                                --------------------------------------    ---------------------------------------
                                   GROSS       ACCUMULATED                   GROSS      ACCUMULATED
                                   AMOUNT     AMORTIZATION      NET          AMOUNT     AMORTIZATION       NET
                                ----------- ---------------- ---------    ----------- ---------------- -----------

Inforce  revenue                  $500,522      ($56,729)    $443,793       $499,800      ($44,305)     $455,495

Non-compete  agreements             10,669        (4,495)       6,174         10,669        (3,249)        7,420
                                  --------      --------     --------       --------      --------      --------
     Total                        $511,191      ($61,224)    $449,967       $510,469      ($47,554)     $462,915
                                  ========      ========     ========       ========      ========      ========

Amortization expense of other intangible assets was $4.6 million and $5.8 million for the three months ended September 30, 2004 and September 30, 2003, respectively, and $13.7 million and $16.1 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

The Company estimates that its amortization for 2004 through 2008 for intangible assets related to all acquisitions consummated through September 30, 2004 will be approximately as follows:

                       Year                    Amount
                       ----                   -------
                       2004                   $18,158
                       2005                    15,247
                       2006                    14,657
                       2007                    14,269
                       2008                    13,909

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2004

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                               ----------------------------  ----------------------------
                                                   2004            2003           2004           2003
                                               -------------  -------------  -------------  -------------
Numerator for basic and diluted earnings per
common share                                       $1,509         2,751          $7,584         $8,324
                                                   ======         =====          ======         ======

DENOMINATOR:
Basic earnings per common share -
   weighted average shares outstanding            18,601,725    18,399,980     18,554,356     18,281,336
Effect of dilutive securities:
   Stock options                                     159,685       169,208        229,712        168,456
   Contingent shares earned not issued                68,156       131,506         69,130        195,452
                                                  ----------    ----------     ----------     ----------
Diluted earnings per share - weighted
  average shares plus assumed conversions         18,829,566    18,700,694     18,853,198     18,645,244
                                                  ==========    ==========     ==========     ==========

Basic Earnings per Common Share                        $0.08         $0.15          $0.41          $0.46
                                                  ==========    ==========     ==========     ==========

Diluted Earnings per Common Share                      $0.08         $0.15          $0.40          $0.45
                                                  ==========    ==========     ==========     ==========

For the three and nine months ended September 30, 2004, there are approximately 914 thousand and 851 thousand outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective periods. For the three and nine months ended September 30, 2003, there are approximately 903 thousand and 873 thousand, respectively, outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective periods. The range of exercise prices for these antidilutive stock options was between $15.00 and $30.30 at September 30, 2004, and $14.35 and $30.30 at September 30, 2003.

9. STOCK REPURCHASE

On August 25, 2004, the Company announced that its Board of Directors had authorized the Company to repurchase up to $5 million of the Company's outstanding common stock on the open market. During the third quarter 2004, the Company repurchased approximately 106 thousand shares with a value of approximately $1.5 million.

10. DEFERRED COMPENSATION PLAN AMENDMENT

Effective September 17, 2004, the Clark Deferred Compensation Plan ("Plan") was amended whereby participants can no longer reallocate deferrals out of the Plan's Company stock fund. If a participant receives a distribution from the Plan, the portion of the distribution related to deferrals allocated to Company stock will be paid in Company stock. Prior to the amendment, participants were able to reallocate amounts in the Company's stock fund into other investment options and received their distributions in cash. As a result of the amendment, approximately

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2004

$1.8 million that had been classified as a long-term liability was reclassified into the equity section.

11.  TRUST PREFERRED DEBT

On May 26, 2004, the Company raised approximately $18 million from its participation in a pooled trust preferred transaction, in which it issued long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 380 basis points (5.81% as of September 30, 2004). The Company used the net proceeds of approximately $17.5 million to pay down its revolving credit facility. The pooled trust preferred debt principal is payable in one payment due in 30 years with interest paid quarterly.

12. INTEREST RATE SWAPS

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to movements in interest rates. On May 18, 2004, the Company entered into an interest rate swap with a non-amortizing notional value of $7 million to hedge outstanding three-month LIBOR-based debt. This swap and an interest rate swap entered into in 2003 have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income ("OCI") for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings. Amounts are reclassified from OCI to earnings as the interest rate swaps affect earnings. There have been no charges to earnings for ineffectiveness of interest rate swaps for the three or nine months ended September 30, 2004. The fair value of interest rate swap agreements, based upon bank quotes, was a liability of approximately $216 thousand at September 30, 2004. The terms of these interest rate swaps are as follows (fair value in thousands):

     EFFECTIVE                              NOTIONAL AMOUNT AT    FIXED RATE   VARIABLE RATE     FAIR VALUE AS OF
       DATE             MATURITY DATE       SEPTEMBER 30, 2004    TO BE PAID   TO BE RECEIVED   SEPTEMBER 30, 2004
-----------------     -----------------     ------------------    ----------   --------------   ------------------
  January 7, 2003     December 31, 2007           $18,200            2.85%          LIBOR               $ 27
  May 18, 2004        March 31, 2009              $ 7,000            4.44%          LIBOR              ( 243)
                                                                                                       -----
                                                                                    Total              ($216)
                                                                                                       =====


13. STATEMENT OF COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value, net of tax, of interest rate swaps. Shown below is the Company's comprehensive income:

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                -------------------------    --------------------------
                                                    2004         2003             2004         2003
                                                -----------  ------------    ------------  ------------
Net income                                         $1,509       $2,751           $7,584       $8,324

Change in fair value of interest rate swap,
net of tax                                           (154)         223              (39)        (370)
                                                   ------       ------           ------       ------
Comprehensive income                               $1,355       $2,974           $7,545       $7,954
                                                   ======       ======           ======       ======

14. SUPPLEMENTAL COMPENSATION ARRANGEMENTS

During the first quarter of 2004, the Company completed agreements with two of its insurance carriers, which will generate additional revenue on its existing blocks of business and future business. The length of one of the contracts is three years and the other contract is one year. The agreements resulted in revenue of approximately

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2004

$350 thousand for the first quarter of 2004, approximately $490 thousand for the second quarter of 2004 and zero for the third quarter of 2004. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

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

The segment information as of, and for the periods ended September 30, 2004 and 2003, for the Pearl Meyer & Partners segment reflects the results of, and information related to, the Rewards and Performance Group and certain Human Capital Practice employees, who were transferred to Pearl Meyer & Partners as of October 1, 2003.

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

The Company evaluates performance and allocates resources based on operating income before income taxes, interest, and corporate administrative expenses. All significant inter-segment revenues or expenses are eliminated in consolidation.

Segment information for the three and nine month periods ended September 30, 2004 and 2003, is as follows:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2004

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                 ---------------------------  ---------------------------
                                                     2004           2003           2004         2003
                                                 -----------    ------------  ------------  -------------
REVENUES FROM EXTERNAL CUSTOMERS
     Executive Benefits Practice                    $16,316       $17,347       $ 55,891      $ 58,830
     Banking Practice                                27,647        37,821         93,301       112,283
     Healthcare Group                                 7,521         9,151         26,920        27,668
     Pearl Meyer & Partners                           8,216         5,833         23,989        19,438
     Human Capital Practice                           2,380         2,587          6,712         7,672
     Federal Policy Group                             3,360         3,966         11,125        10,963
                                                    -------       -------       --------      --------
             Total segments - reported               65,440        76,705        217,938       236,854
     Corporate/CSI                                    1,252         1,147          4,006         2,894
                                                    -------       -------       --------      --------
             Total consolidated - reported          $66,692       $77,852       $221,944      $239,748
                                                    =======       =======       ========      ========
OPERATING INCOME (LOSS) AND INCOME BEFORE TAXES
     Executive Benefits Practice                     $  989          $ 50        $ 7,046       $ 4,023
     Banking Practice                                 7,894        11,488         23,244        30,620
     Healthcare Group                                    65         1,623          3,609         4,089
     Pearl Meyer & Partners                           1,450            91          3,935         1,266
     Human Capital Practice                             110        (1,006)           (29)       (3,151)
     Federal Policy Group                               850         1,911          3,440         5,163
                                                    -------       -------       --------      --------
             Total segments - reported               11,358        14,157         41,245        42,010
     Corporate/CSI                                   (3,140)       (3,663)       (10,652)      (11,227)
     Other income (expense)                              17            88         (1,448)          269
     Interest - net                                  (5,518)       (6,022)       (16,550)      (18,005)
                                                    -------       -------       --------      --------
             Income before taxes                    $ 2,717        $4,560        $12,595       $13,047
                                                    =======       =======       ========      ========
DEPRECIATION AND AMORTIZATION
     Executive Benefits Practice                     $1,156        $1,280        $ 3,407        $3,765
     Banking Practice                                 3,520         4,533         10,480        12,550
     Healthcare Group                                   709           741          2,083         2,203
     Pearl Meyer & Partners                             160           159            528           476
     Human Capital Practice                              30            81             81           240
     Federal Policy Group                               102           102            307           302
                                                    -------       -------       --------      --------
             Total segments - reported                5,677         6,896         16,886        19,536
     Corporate/CSI                                      349           269          1,085           681
                                                    -------       -------       --------      --------
             Total consolidated - reported           $6,026        $7,165        $17,971       $20,217
                                                    =======       =======       ========      ========
CAPITAL EXPENDITURES
     Executive Benefits Practice                       $608        $  123         $1,134          $956
     Banking Practice                                   686           465          1,155         1,266
     Healthcare Group                                   237            79            550           496
     Pearl Meyer & Partners                              14            27            264            46
     Human Capital Practice                               -             2              -           206
     Federal Policy Group                                 -            44              -            44
                                                    -------       -------       --------      --------
             Total segments - reported                1,545           740          3,103         3,014
     Corporate/CSI                                      186           107            507           736
                                                    -------       -------       --------      --------
             Total consolidated - reported           $1,731          $847         $3,610        $3,750
                                                    =======       =======       ========      ========

                                                                              SEPTEMBER 30, DECEMBER 31,
IDENTIFIABLE ASSETS                                                               2004         2003
                                                                              ------------- ------------
     Executive Benefits Practice                                                $ 72,316      $ 72,867
     Banking Practice                                                            477,982       509,370
     Healthcare Group                                                             31,640        32,996
     Pearl Meyer & Partners                                                       49,947        47,362
     Human Capital Practice                                                        5,209         5,282
     Federal Policy Group                                                         12,327        11,893
                                                                                --------      --------
             Total segments - reported                                           649,421       679,770
     Deferred tax assets                                                             155           253
     Corporate/CSI                                                                30,522        19,280
                                                                                --------      --------
                   Total consolidated - reported                                $680,098      $699,303
                                                                                ========      ========

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED
                               SEPTEMBER 30, 2004

16. LITIGATION AND CONTINGENCIES

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

The Company responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with the Company and contacting its clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted the Company's motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of the Company. On June 5, 2003, the court entered a preliminary injunction, which prohibited Mr. MacDonald and persons acting in concert with him from soliciting clients of the Company's Executive Benefits Practice. On July 24, 2003, the court issued its order granting the Company's Motion to Compel Arbitration. Arbitration proceedings were commenced with respect to the claims of both parties and were concluded by a settlement in which the Arbitration Panel entered a non-monetary Stipulated Consent Award in Arbitration. Under the award, Mr. MacDonald (including anyone acting in concert with him) is prohibited from soliciting or doing business with the clients of the Company's Executive Benefits Practice until September 6, 2005. On joint motion of the parties, the Award has been confirmed in orders entered by both Courts.

INDEPENDENT SALES CONSULTANTS' DISPUTES

In March 2004, two of the Company's independent sales consultants exercised their termination rights under their agreement(s) with the Company. Included in the Company's consolidated balance sheets is a receivable of approximately $1.4 million from these two consultants and their employee related to certain chargeback commissions to be repaid to the Company from the surrender of a policy in 2003. Upon termination, the consultants have disputed the chargeback and asserted other miscellaneous claims. The Company and the consultants have agreed to go to binding arbitration to resolve all such disputes. The Company intends to vigorously defend its characterization of the chargeback and its right to the repayment of the commissions related to the surrendered case through arbitration. While it is not possible to predict with certainty the outcome of the disputes, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

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

OVERVIEW

We design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. We generally compete with regional firms while we market our products and services nationwide. A majority of our revenues result from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients' benefit programs. Most of our clients' benefit programs are financed by business-owned life insurance and other financial products. We pay commissions to employees and independent producers based upon a percentage of our commission revenue. We work closely with clients to design customized products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features and competitive pricing.

A significant portion of our growth has been acquisition related. Business-owned life insurance programs have tax advantages associated with products that are attractive to our clients. A portion of our product offerings are interest rate sensitive. Changes in tax and legislative laws can have an affect on our business, as seen over the last several years with our Executive Benefits Practice. We have been expanding our compensation consulting practices to diversify our product offerings. The largest component of our general and administrative expense is salary and other employee related costs.

RECENT EVENTS

We have entered into a number of supplemental compensation arrangements with certain of the insurance carriers whose products we sell. The industry-wide usage of supplemental compensation arrangements between distributors and insurance carriers has come under scrutiny from regulatory and law enforcement authorities. For example, the Attorney General of the State of New York has commenced an investigation of certain practices in the insurance industry. The Commissioner of Insurance of the State of California has proposed broad new regulations requiring disclosure of compensation arrangements relating to the sale of insurance products in that State, including the products we sell. While we believe that our arrangements are in each case appropriate and consistent with applicable law, there exists uncertainty as to whether regulatory authorities or industry participants will seek to alter many practices in the industry, including the terms under supplementary compensation arrangements between distributors and insurance companies. Any changes to such practices or terms could have a material adverse effect on our business, financial condition and results of operations.

Legislative Issues. On October 22, 2004, President Bush signed into law H.R. 4520, the "American Jobs Creation Act of 2004," which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The provisions will apply to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights ("SARs") and certain other arrangements, which have the effect of deferring compensation. The provisions will generally apply to compensation deferrals made after December 31, 2004. Among other things, the provisions will modify the times at which distributions are permitted from nonqualified deferred compensation arrangements and will require that elections to defer compensation be made earlier than is current practice for many plans. The Treasury Department is expected to provide additional guidance within 60 days of the date the legislation was signed. Most existing deferred compensation programs will have to be modified in accordance with the new rules and the Treasury Department's forthcoming guidance (which is anticipated to include various transition relief). During the transition period it is expected that plan sponsors will revise the structure of their current programs and formalize the changes into a compliant plan design. We believe that deferred compensation plans remain a valuable savings tool. However, because of the time and effort required by plan sponsors to come into compliance with the new rules and to communicate the required changes to participants, participant compensation deferrals may be reduced. As a result, our revenue from existing and new arrangements may be reduced during the transitional period. Beyond the transitional period, it is anticipated that participant deferrals will return to their prior level, although the long-term impact of the new rules remains uncertain at this time.

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

Revenue Sources and Recognition.

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

Supplemental Compensation Arrangements. A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a much lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $1.7 million and $3.3 million in revenue under such arrangements in the three months ended September 30, 2004 and 2003, respectively, and approximately $5.2 million and $4.6 million in revenue under such arrangements in the nine months ended September 30, 2004 and 2003, respectively. Of these amounts, the amounts relating to new blocks of business were zero in both the three months ended September 30, 2004 and 2003. The amounts relating to new blocks of business were $300 thousand for the nine months ended September 30, 2004 and zero for the nine months ended September 30, 2003. There are no commission expenses related to these revenue streams.

We record revenue on a gross basis when we are the primary obligors in the arrangement or when we bear the credit risk in the arrangement. We record revenue on a net basis when another party is the primary obligor in the arrangement or when another party bears the credit risk.

Intangible Assets.

Intangible assets are the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with an acquisition. Intangible assets consist of the net present value of future cash flows from policies inforce at the acquisition date, non-compete agreements with the former owners, other identifiable intangibles, and goodwill. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives.

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

Income Taxes.

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

Restructuring Costs.

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

RESULTS OF OPERATIONS

                                THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                              ------------------------------------     -------------------------------------
                                 2004        2003       % CHANGE          2004         2003       % CHANGE
                              ----------  ----------  ------------     ----------  -----------  ------------
TOTAL REVENUE                   $66,692     $77,852      (14.3%)        $221,944     $239,748       (7.4%)

OPERATING EXPENSE
    Commissions and fees         15,080      21,166      (28.8%)          53,108       67,988      (21.9%)
     % of revenue                 22.6%       27.2%                        23.9%        28.4%
    Other operating expenses     43,394      46,192      ( 6.1%)         138,243      140,977       (1.9%)
     % of revenue                 65.1%       59.3%                        62.3%        58.8%
                                -------     -------      ------         --------     --------      ------
OPERATING INCOME                $ 8,218     $10,494      (21.7%)        $ 30,593     $ 30,783       (0.6%)
                                =======     =======      ======         ========     ========      ======

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003.

Revenue. Total revenue for the three months ended September 30, 2004 was $66.7 million, a decrease of 14.3% from revenues of $77.9 million in third quarter 2003. First year revenues for the three months ended September 30, 2004 were $17.1 million compared to $30.3 million in the third quarter of 2003. Banking Practice's first year revenue in third quarter 2004 was $7.7 million compared to $18.4 million for third quarter 2003. Banking Practice's first year revenue has been impacted by a soft market for BOLI products, a difficult interest rate environment and sales force changes that occurred earlier this year. In addition, revenue for the three months ended September 30, 2004 and 2003 included approximately $1.7 million and $3.3 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the three months ended September 30, 2004, was $35.0 million, up slightly from $34.4 million in third quarter 2003. Consulting revenue for the three months ended September 30, 2004 was $13.3 million compared to $11.7 million in the third quarter of 2003 as the market for executive compensation consulting services has seen an increase in demand over the prior year.

Commissions and fees expense. Commissions and fees expense for the three months ended September 30, 2004, was $15.1 million, or 22.6% of total revenue, compared to $21.2 million or 27.2% of total revenue in third quarter 2003. The percentage paid in commission expense declined primarily due to an increasing percentage of sales by employees who have a lower commission rate than independent producers and the mix between first year and renewal revenues. Renewal revenues generally have lower commissions than first year revenues. In the second half of 2003, Banking Practice acquired two of its former independent producer organizations. Some of the commission savings from sales by employees is spent in the form of increased operating expenses. Independent producers cover their operating expenses out of their commissions. In addition, supplemental compensation arrangements and consulting revenues have no related commission expense.

General and administrative expense. General and administrative expense for the three months ended September 30, 2004 was $37.5 million, or 56.2% of total revenue, compared to $39.0 million, or 50.0% of total revenue, for the three months ended September 30, 2003. The decrease in general and administrative expenses was attributable to good cost containment and lower headcounts at Executive Benefits Practice and Human Capital Practice partially offset by costs associated with Sarbanes-Oxley compliance of $230 thousand, and $230 thousand of severance costs associated with a reduction in the workforce at the Banking Practice during the three months ended September 30, 2004.

Amortization. Amortization expense decreased approximately $1.2 million to $4.6 million for the three months ended September 30, 2004, from $5.8 million for the three months ended September 30, 2003. For the three months ended September 30, 2003, there were costs of approximately $550 thousand relating to an adjustment to the purchase accounting for the LongMiller acquisition. The remaining decline is based on the timing of scheduled amortization of our inforce revenue streams purchased in acquisitions.

Interest expense. Interest expense for the three months ended September 30, 2004 was $5.6 million compared to $6.1 million for the three months ended September 30, 2003. The decrease relates to lower borrowing levels in 2004 compared to 2003.

Income taxes. Income taxes for the three months ended September 30, 2004 were $1.2 million, an effective tax rate of 44.5%, compared to $1.8 million, an effective tax rate of 39.7%, for the three months ended September 30, 2003. The effective tax rate for the three months ended September 30, 2004 reflected a $100 thousand expense adjustment to the current provision as a result of filing the 2003 federal income tax return.

Net Income. Net income for the three months ended September 30, 2004 was $1.5 million, or $0.08 per diluted common share, versus net income of $2.8 million, or $0.15 per diluted share, for the same period last year.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Revenue. Total revenues for the nine months ended September 30, 2004 were $221.9 million, a decrease of 7.4% from revenues of $239.7 million for the nine months ended September 30, 2003. First year revenues for the nine months ended September 30, 2004 were $70.9 million compared to $87.8 million for the nine months ended September 30, 2003. First year revenue of the Banking Practice was $19.3 million less in the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003 due to clients' efforts in 2003 to lock in interest rates prior to anticipated interest rate reductions later in the year. First year revenue included $9.3 million for a large case that closed during the nine months ended September 30, 2004. Revenue for the nine months ended September 30, 2004 and 2003 included approximately $5.2 million and $4.6 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the nine months ended September 30, 2004, was $106.9 compared to $111.5 million for the nine months ended September 30, 2003. The decrease in renewal revenue is primarily the result of the loss of three large clients ($2.3 million) at the Executive Benefits Practice, overfunding of certain corporate plans and timing differences in premium payments. Consulting fees as a percentage of total revenue increased to 17.9% for the nine months ended September 30, 2004 compared to 15.0% in the nine months ended September 30, 2003. For the nine months ended September 30, 2004, executive compensation consulting services have seen an increase in demand over the prior year. Federal Policy Group consulting revenue for the nine months ended September 30, 2004 included $1.4 million from two success fees. Federal Policy Group consulting revenue for the nine months ended September 30, 2003 included $3.2 million from two success fees.

Commissions and fees expense. Commissions and fees expense for the nine months ended September 30, 2004 was $53.1 million, or 23.9% of total revenue, compared to $68.0 million, or 28.4% of total revenue, for the nine months ended September 30, 2003. The percentage paid in commission expense declined primarily due to an increasing percentage of sales by employees who have a lower commission rate than independent producers. In the second half of 2003, Banking Practice acquired two of its former independent producer organizations. Some of the commission savings from sales by employees is spent in the form of increased operating expenses. Independent producers cover their operating expenses out of their commissions. Also impacting commission percentage to revenue is the fact that supplemental compensation arrangements and consulting revenues have no related commission expense.

General and administrative expense. General and administrative expense for the nine months ended September 30, 2004 was $120.1 million, or 54.1% of total revenue, compared to $121.9 million, or 50.8% of total revenue for the nine months ended September 30, 2003. The decrease in general and administrative expenses was attributable to good cost containment and lower headcounts at Executive Benefits Practice and Human Capital Practice, offset by expenditures associated with Sarbanes-Oxley compliance ($1.1 million) and approximately $1 million of legal fees associated with the MacDonald litigation. This litigation was settled with no cash being exchanged during the nine months ended September 30, 2004.

Amortization. Amortization expense decreased approximately $2.4 million to $13.7 million for the nine months ended September 30, 2004, from $16.1 million for the nine months ended September 30, 2003. For the three months ended September 30, 2003, there were costs of approximately $550 thousand relating to an adjustment to the purchase accounting for the LongMiller acquisition. The remaining decline is based on the timing of scheduled amortization of our inforce revenue streams purchased in acquisitions.

Other operating expenses. The nine months ended September 30, 2003 results included a $1.5 million favorable settlement of litigation that reduced operating expenses.

Other income (expense). Other income (expense) for the nine months ended September 30, 2004, includes a $1.5 million write-off of costs associated with a prospective securitization financing that we are no longer pursuing.

Interest expense. Interest expense for the nine months ended September 30, 2004 was $16.7 million compared to $18.2 million for the nine months ended September 30, 2003. The decrease relates to lower borrowing levels in 2004 compared to 2003.

Income taxes. Income taxes for the nine months ended September 30, 2004 were $5.0 million, an effective tax rate of 39.8%, compared to $4.7 million, an effective tax rate of 36.2%, for the nine months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2003 reflects $509 thousand of net state tax refunds relating to amended returns for 2000 and 2001 recorded in the second quarter of 2003.

Net Income. Net income for the nine months ended September 30, 2004 was $7.6 million, or $0.40 per diluted common share, versus net income of $8.3 million, or $0.45 per diluted share, for the same period last year.

The tables that follow present the operating results of our six segments for the three and nine months ended September 30, 2004 and 2003.

         EXECUTIVE BENEFITS PRACTICE

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                          ------------------------- -----------------------
                                              2004         2003         2004       2003
                                          ------------  ----------- ----------  ----------
         TOTAL REVENUE                       $16,316      $17,347     $55,891    $58,830
         OPERATING EXPENSES
              Commissions and fees             6,632        7,564      22,489     25,474
              Other operating expenses         8,695        9,733      26,356     29,333
                                             -------      -------     -------    -------
         OPERATING INCOME                    $   989         $ 50     $ 7,046    $ 4,023
                  % of revenue                  6.1%          .3%       12.6%       6.8%
                                             =======      =======     =======    =======

         First year revenue for the three months ended September 30, 2004, was $4.0 million compared to $4.9 million for the three months ended September 30, 2003. Included in first year revenues for the three months ended September 30, 2003 was $800 thousand relating to supplemental compensation arrangements. Renewal revenue for the three months ended September 30, 2004, was $12.3 million compared to $12.5 million for the three months ended September 30, 2003. Included in renewal revenues for the three months ended September 30, 2004 is $200 thousand relating to supplemental compensation arrangements. Commission expense as a percentage of total revenue declined to 40.6% for the three months ended September 30, 2004, from 43.6% for the three months ended September 30, 2003, due to the mix of sales by employees who are paid a lower commission and the mix between first year versus renewal revenue and a reduction in the employee commission grid that was effective on July 1, 2004. General and administrative expense for the three months ended September 30, 2004, was lower than the three months ended September 30, 2003, due mainly to lower headcount (231 for 2004 and 273 for 2003) and facility costs.

         Trends in the nine-month results ended September 30, 2004 as compared to the period in 2003 were generally the same as those experienced for the quarter. First year 2004 revenue for the nine months ended September 30, 2004 included $8.6 million for one large case. The increase in first year revenues was more than offset by decreases in renewal revenues relating to the loss of three large clients ($2.3 million), overfunding of certain corporate plans and timing differences in premium payments. General and administrative expense for the nine months ended September 30, 2004 includes a charge of approximately $1.0 million for legal costs associated with the MacDonald settlement in June of 2004.

         BANKING PRACTICE

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                          ------------------------ -----------------------
                                             2004          2003         2004       2003
                                          ------------  ---------- ------------  ---------
         TOTAL REVENUE                       $27,647       $37,821      $93,301   $112,283
         OPERATING EXPENSES
              Commissions and fees             6,785        12,657       27,174     39,429
              Other operating expenses        12,968        13,676       42,883     42,234


                                             -------       -------      -------    -------
         OPERATING INCOME                    $ 7,894       $11,488      $23,244    $30,620
              % of revenue                     28.6%         30.4%        24.9%      27.3%
                                             =======       =======      =======    =======

         Total first year revenue decreased 58.1% to $7.7 million for the three months ended September 30, 2004, from $18.4 million for the three months ended September 30, 2003. First year revenues for the three months ended September 30, 2004 were impacted by a soft market for BOLI products, interest rates, and sales force changes that occurred earlier in the year. In addition, total revenue for the three months ended September 30, 2004 and 2003 included approximately $1.4 million and $2.4 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the three months ended September 30, 2004 and September 30, 2003, was $19.9 million and $19.4 million, respectively. Commission expense for the three months ended September 30, 2004, was $6.8 million, or 24.5% of revenue, compared to $12.7 million, or 33.5% of revenue, for the same period in 2003. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employees versus independent producers and the mix between first year revenues and renewal revenues. In the second half of 2003, Banking Practice acquired two of its former independent producer organizations. General and administrative expense for the three months ended September 30, 2004, was $9.9 million, or 35.8% of revenue, compared to $9.5 million, or 25.1% of revenue, for the comparable period in 2003. The Company terminated seventeen of its Banking Practice employees, representing roughly 6% of the Practice's employees, or 2% of the Company's employees in September of 2004. The actions resulted in $230 thousand of severance costs and are expected to result in annual operating expense savings of approximately $1.5 million. The higher percentage of general and administrative expenses to revenue reflects increased operating expenses relating to former independent producers and the lower revenue base. Amortization expense for the three months ended September 30, 2004 and 2003, was $3.1 million and $4.2 million, respectively. The decrease is based on the timing of scheduled amortization of our inforce revenue and a $550 thousand adjustment to the purchase accounting for the LongMiller acquisition in the third quarter of 2003.

         Trends in the nine-month results ended September 30, 2004 as compared to the period in 2003 were generally the same as those experienced for the quarter. Banking Practice revenue for the nine months ended September 30, 2004 and 2003 included approximately $4.8 million and $3.4 million, respectively, related to supplemental compensation arrangements. We do not pay commission expense on the revenue associated with the supplemental compensation arrangements.


     HEALTHCARE GROUP

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                           ----------------------  -----------------------
                                              2004        2003         2004        2003
                                           ----------  ----------  ------------  ---------
         TOTAL REVENUE                       $7,521      $9,151       $26,920     $27,668
         OPERATING EXPENSES
              Commissions and fees            1,192         945         2,823       3,085
              Other operating expenses        6,264       6,583        20,488      20,494
                                             ------      ------       -------     -------
         OPERATING INCOME                      $ 65      $1,623       $ 3,609     $ 4,089
              % of revenue                      .9%       17.7%         13.4%       14.8%
                                             ======      ======       =======     =======


         Healthcare Group revenues were lower for the three months ended September 30, 2004, compared to the prior year. First year revenue for the three months ended September 30, 2004, was lower by $1.8 million than the prior year due to a lower number of new projects and lower add-on commissions as a result of split dollar regulations and clients electing to split consulting engagements from the company who sells the funding solution. However, consulting revenue (included in first year revenue) increased over the prior year due to growth in several services. Renewal revenue for the three months ended September 30, 2004 and 2003 were approximately $2.0 million in both periods. General and administrative expenses have declined to $5.9 million for the three months ended September 30, 2004 from $6.2 million for the three months ended September 30, 2003 due to continued cost containment efforts.

         Trends in the nine-month results ended September 30, 2004 as compared to the period in 2003 were generally the same as those experienced for the quarter. However, for the nine months ended September 30, 2003, commission expense of approximately $435 thousand and general and administrative expense of approximately $335 thousand are included for costs associated with a severance agreement.


         PEARL MEYER AND PARTNERS

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                              ------------------------- -----------------------
                                  2004         2003         2004       2003
                              ------------  ----------- ----------  -----------
      TOTAL REVENUE              $8,216       $5,833      $23,989     $19,438
      OPERATING EXPENSES          6,766        5,742       20,054      18,172
                                 ------       ------      -------     -------

      OPERATING INCOME           $1,450       $   91      $ 3,935     $ 1,266
               %  of revenue      17.6%         1.6%        16.4%        6.5%
                                 ======       ======      =======     =======


         As of October 1, 2003, we transferred part of the operations of the Human Capital Practice to Pearl Meyer & Partners. As a result, all years presented have been reclassified to reflect this transfer. Executive compensation consulting services have seen an increase in demand over 2003, as companies and compensation committees increase their focus on executive compensation.


         HUMAN CAPITAL PRACTICE
                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
                                  -----------------------  ---------------------
                                      2004        2003         2004        2003
                                  ------------  ---------  -----------  --------
   TOTAL REVENUE                      $2,380      $2,587      $6,712    $ 7,672
   OPERATING EXPENSES
        Commissions and fees             471           -         622          -
        Other operating expenses       1,799       3,593       6,119     10,823
                                      ------     -------      ------    -------
   OPERATING (LOSS) INCOME            $  110     ($1,006)       ($29)   ($3,151)
            %  of revenue               4.6%      (38.8%)      (0.4%)    (41.1%)
                                      ======     =======      ======    =======


         In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice (including the Rewards and Performance Group) were transferred to the Pearl Meyer & Partners practice. As a result, all periods presented have been reclassified to reflect this transfer. The Human Capital Practice exited certain revenue producing activities in connection with a fourth quarter 2003 reorganization. Headcount at September 30, 2004 was 40 compared to 61 at September 30, 2003. Rent and facility costs were significantly lower based on the reduced headcount and vacated facilities as part of the fourth quarter 2003 reorganization.

FEDERAL POLICY GROUP
                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                             -------------------------- -----------------------
                                  2004         2003         2004        2003
                             ------------   ----------- ------------  ---------
TOTAL REVENUE                    $3,360       $3,966      $11,125      $10,963
OPERATING EXPENSES                2,510        2,055        7,685        5,800
                                 ------       ------      -------      -------
OPERATING INCOME                 $  850       $1,911      $ 3,440      $ 5,163
         %  of revenue            25.3%        48.2%        30.9%        47.1%
                                 ======       ======      =======      =======

         Results for the three months ended September 30, 2004 and 2003, included approximately $350 thousand of revenue from two different success fees.

         For the nine months ended September 30, 2004 and 2003, revenue included $1.4 million and $3.2 million from success fees, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

                                              SEPTEMBER 30,        DECEMBER 31,
                                                  2004                 2003
                                            -----------------  -----------------
Cash and cash equivalents                        $9,741               $3,156
Working capital (1)                              $4,714               $2,623
Current ratio - to one                            1.08                 1.04
Shareholders' equity per common share (2)        $14.35               $13.95
Debt to total capitalization (3)                  54.9%               57.7%

(1) Includes restricted cash and current portion of debt associated with asset-backed non-recourse notes.
(2) Total stockholders' equity divided by actual shares outstanding.
(3) Current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity.


As a financial company with historically strong operating cash flow, we believe we have little need to maintain substantial cash balances. To the extent we have net cash from operating activities, we use it to fund capital expenditures and service existing debt. We expect large cash outlays, such as future acquisitions, will be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.


Below is a table summarizing our cash flow:

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------
                                            2004                2003
                                     ------------------   -----------------
Cash flows from (used in):
   Operating activities                   $37,099             $46,131
   Investing activities                   (12,809)             (8,241)
   Financing activities                   (17,705)            (38,778)


Cash Flows from Operating Activities

Our cash flows from operating activities were as follows:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------
                                                2004                2003
                                         ------------------   -----------------
Net income plus non-cash expenses             $32,690             $36,050
Changes in operating assets and
  liabilities                                   4,409              10,081
                                              -------             -------
Cash flows from operating activities          $37,099             $46,131
                                              =======             =======

Non-cash expenses include depreciation of equipment and leasehold improvements, amortization of intangibles, charges for performance-based stock options issued to non-employee producers, and deferred tax expense. The 2004 increase in cash relating to changes in operating assets and liabilities relates primarily to the collection of accounts receivable partially offset by payment of accounts payable and accrued liabilities in the first nine months of 2004.

Cash Used in Investing Activities

For the nine months ended September 30, 2004, approximately $9.2 million of cash was used in investing activities for earnout payments to prior owners of certain acquired businesses and the purchase of inforce revenue from several independents who are no longer associated with the Company. Approximately $3.6 million of cash was used for the purchase of fixed assets.

A substantial amount of the purchase price of our acquisitions is paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

For the nine months ended September 30, 2004, approximately $26.4 million of cash was used for the net repayment of borrowings. As of September 30, 2004, we had restricted cash of approximately $10.0 million, a decrease of $8.9 million from December 31, 2003, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

On May 26, 2004, we raised approximately $18 million from our participation in a pooled trust preferred transaction, in which we issued long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 380 basis points (5.81% as of September 30, 2004). We used the net proceeds of approximately $17.5 million to pay down our revolving credit facility. The pooled trust preferred debt principal is payable in one payment due in 30 years with interest paid quarterly.

On August 25, 2004, we announced that our Board of Directors had authorized the repurchase of up to $5 million of our outstanding common stock on the open market. During the third quarter 2004, we repurchased approximately 106 thousand shares with a value of approximately $1.5 million.

The restrictive covenants under the credit agreement with our syndicate of banks provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all our restrictive covenants as of September 30, 2004. Our restrictive covenants may limit our borrowing ability under our credit line. We had $72.0 million available under the credit line at September 30, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. Set forth below is a summary presentation of our contractual obligations as of September 30, 2004, which are expected to become due and payable during the periods specified.

                             PAYMENTS DUE BY PERIOD

                                                              LESS THAN                              MORE THAN
CONTRACTUAL OBLIGATIONS                            TOTAL        1 YEAR      1-3 YEARS    3-5 YEARS    5 YEARS
-----------------------                            -----        ------      ---------    ---------    -------
Debt obligations                                 $  326,168   $    8,493   $   27,265   $   27,022   $  263,388
Operating lease obligations                          53,803       10,655       19,532       14,137        9,479
Contingent consideration for acquisitions            19,597       10,668        7,827        1,102           --
                                                 ----------   ----------   ----------   ----------   ----------
Total                                            $  399,568   $   29,816   $   54,624   $   42,261   $  272,867
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2004, we had total outstanding indebtedness of $326.2 million, or approximately 128.7% of total market capitalization. Our outstanding debt consists of the following:

                    OUTSTANDING AMOUNT AS OF   WEIGHTED AVERAGE INTEREST RATE AS
  TYPE OF DEBT         SEPTEMBER 30, 2004           OF SEPTEMBER 30, 2004
------------------- -------------------------  --------------------------------
Non-recourse bonds      $276.2 million               Fixed -   6.4%
Note to prior owner        5.0 million                Fixed - 10.0%
Trust preferred           45.0 million               Variable - 5.7%

On May 14, 2004, we entered into an interest rate swap with a total non-amortizing notional value of $7 million to hedge our LIBOR-based debt. The notional amount of the interest rate swap entered into in January of 2003 amortizes at the rate of $1.4 million per quarter. The terms of the interest rate swaps are as follows:

    EFFECTIVE                             NOTIONAL AMOUNT AT    FIXED RATE    VARIABLE RATE    FAIR VALUE AS OF
      DATE            MATURITY DATE       SEPTEMBER 30, 2004    TO BE PAID    TO BE RECEIVED  SEPTEMBER 30, 2004
------------------ --------------------- --------------------- -------------- --------------- -------------------
January 7, 2003    December 31, 2007           $18,200             2.85%          LIBOR              $  27
May 18, 2004       March 31, 2009              $ 7,000             4.44%          LIBOR              ( 243)
                                                                                                     -----
                                                                                  Total              ($216)
                                                                                                     =====

We have exposure to changing interest rates and will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps we have entered into are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at September 30, 2004. Interest on the remaining $19.8 million of unhedged variable debt at September 30, 2004, bears weighted average interest of LIBOR plus 400 basis points. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $198 thousand on interest expense on an annual basis.

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

We responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with us and contacting our clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted our motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of ours. On June 5, 2003, the Court entered a preliminary injunction, which prohibited Mr. MacDonald and persons acting in concert with him from soliciting clients of our Executive Benefits Practice. On July 24, 2003, the Court issued its order granting our Motion to Compel Arbitration. Arbitration proceedings were commenced with respect to the claims of both parties and were concluded by a settlement in which the Arbitration Panel entered a non-monetary Stipulated Consent Award in Arbitration. Under the Award, Mr. MacDonald (including anyone acting in concert with him) is prohibited from soliciting or doing business with the clients of our Executive Benefits Practice until September 6, 2005. On joint motion of the parties, the Award has been confirmed in orders entered by both Courts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser of ours, of shares of our common stock during the quarterly period ended September 30, 2004.


                              (A)             (B)                 (C)                            (D)
                             TOTAL          AVERAGE      TOTAL NUMBER OF SHARES          MAXIMUM NUMBER (OR
                            NUMBER           PRICE        PURCHASED AS PART OF      APPROXIMATE DOLLAR VALUE) OF
                          OF SHARES         PAID PER       PUBLICLY ANNOUNCED       SHARES THAT MAY YET BE PURCHASED
        PERIOD            PURCHASED(1)(2)    SHARE         PLANS OR PROGRAMS          UNDER THE PLANS OR PROGRAMS
        ------            ---------------   --------     ----------------------     --------------------------------

    July 1, 2004
       through
    July 30, 2004             8,000        $18.49                 8,000                          10,000

    August 1, 2004
       through
   August 31, 2004                0                                   0

  September 1, 2004
       through
  September 30, 2004        106,300         14.59               106,300                        $3.45 million
                            -------        ------               -------

TOTAL                       114,300        $14.86               114,300
                            =======        ======               =======

(1) On January 2003, our Board of Directors authorized the purchase of up to 400 thousand shares of our common stock to, among other things, fulfill our obligations under our Employee Stock Purchase Plan. The Employee Stock Purchase Plan consists of eight semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 2003 to 2006, and terminating on June 30 and December 31 of each such year. The maximum number of shares issued in any of the semi annual offerings is 50 thousand.

(2) On August 25, 2004, our Board of Directors authorized us to repurchase up to $5 million of our outstanding common stock on the open market.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibits: See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed, furnished or incorporated by reference in this report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          CLARK, INC.



Date     November 2, 2004                        /s/ Tom Wamberg
     --------------------               ----------------------------------------
                                                  Tom Wamberg
                                         President and Chief Executive Officer


Date     November 2, 2004                        /s/ Jeffrey W. Lemajeur
     --------------------               ----------------------------------------
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

_______________
*Filed herewith.