Form 10-K
period 2004-12-31
CLARK INC
filed 2005-03-02
CIK 1063980

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

     The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2004 (based upon the closing price of $18.55 per share) was approximately $198.8 million.

    As of February 24, 2005, the registrant had outstanding 18,333,732 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The definitive proxy statement for the 2005 annual meeting is incorporated into Part III of this Form 10-K by reference.

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----

  FORWARD-LOOKING STATEMENTS.........................................................................            2

                                                           PART I
  ITEM 1.        BUSINESS.............................................................................           3
  ITEM 2.        PROPERTIES...........................................................................          15
  ITEM 3.        LEGAL PROCEEDINGS....................................................................          15
  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................          16

                                                           PART II
  ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER
                 PURCHASES OF EQUITY SECURITIES.......................................................          16
  ITEM 6.        SELECTED FINANCIAL DATA..............................................................          18
  ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS............................................................          19
  ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................          33
  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................          34
  ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..................................................          34
  ITEM 9A.       CONTROLS AND PROCEDURES......... ....................................................          34
  ITEM 9B.       OTHER INFORMATION....................................................................          35

                                                          PART III
  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................          36
  ITEM 11.       EXECUTIVE COMPENSATION...............................................................          36
  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS..................................................................          36
  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................          36
  ITEM 14        PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................          36

                                                           PART IV
  ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...........................................          37

  SIGNATURES..........................................................................................          65

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

     o    changes in tax laws;

     o    other federal and state laws and regulations;

     o    general economic conditions;

     o    competitive factors and pricing pressures;

     o our dependence on key producers, consultants and services of key personnel;

     o    our dependence on persistency of existing business;

     o    our ability to achieve our earnings projections;

     o    risks associated with acquisitions;

     o    significant intangible assets;

     o    our dependence on a select group of insurance companies;

     o supplemental compensation arrangements with certain insurance companies; and

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Founded in 1967, Clark, Inc. is a national firm dedicated to helping companies keep their best people through integrated compensation, benefits, and funding solutions. We design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks and healthcare organizations. We have approximately 3,850 clients that use our customized programs to supplement and secure benefits for their executives, key employees and other professionals, and to offset the costs of employee benefit liabilities. Our clients also rely on our consultants to structure their compensation programs. We were one of the first organizations to offer business-owned and bank-owned life insurance programs.

         A majority of our revenues result from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients' benefit programs. As a result of a series of acquisitions, we have expanded our service offerings to become a value-added provider of a wide range of employee compensation and benefit consulting services. Our primary sources of revenue are: (1) commissions paid by insurance companies issuing the policies underlying our benefit programs, (2) program design and administrative service fees paid by our clients, (3) executive compensation, benefit, and consulting fees and (4) legislative liaison and related advisory services.

         We are headquartered at 102 S. Wynstone Park Drive, North Barrington, Illinois 60010 and maintain offices nationwide. Our Internet address is www.clarkconsulting.com. We post, by means of a hyperlink to the SEC's website, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished to the SEC. All such filings are on our web site and available free of charge. Information related to our corporate governance can also be found under "corporate governance" in the "investors" section of our website.

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

         Most of our benefit programs are financed by business-owned life insurance and other financial products. Business-owned life insurance refers to life insurance policies purchased and owned by a business on the lives of a select group of employees. The business pays the premiums on, and is the owner and beneficiary of, such policies. Business-owned life insurance programs are used primarily to offset a client's cost of providing executive benefits and to supplement and secure benefits for executives, key employees, and other professionals. The cash flow characteristics of business-owned life insurance policies are designed to closely match the long-term cash flow requirements of a client's employee benefit liabilities. Additionally, the cash value of the business-owned life insurance policies grow on a tax-deferred basis and the policies' death benefits are received tax free, providing an attractive return to the client.

         We maintain strategic relationships with insurance companies such as AEGON, AXA/Equitable, Great-West, Mass Mutual, New York Life, ING, Prudential, Midland National, and West Coast Life, in which both parties are committed to developing and delivering creative products with high client value. We work closely with clients to design customized products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features and competitive pricing.

         Set forth below is a description of our principal benefit plan solutions, consulting services, financing products, and administrative services.

BENEFIT PLAN SOLUTIONS

         Deferred Income Plans. Deferred income plans allow executives to defer a portion of their current income on a tax-deferred basis. The deferred income and interest in a properly designed and administered deferred income plan grows on a tax-deferred basis until distributions are made to the executive, usually at retirement. Corporations often purchase life insurance to create an asset in order to offset the costs of the liability created by a deferred income plan. Deferred income plans can be structured in a variety of ways, including: traditional deferred income plans, which credit the deferred income amount with a fixed rate of interest and use fixed yield life insurance products to offset the costs of the company's liability, or variable deferred income plans, which credit the deferred income amount with interest based on bond or equity indices and use variable yield life insurance products to offset the costs of the corporation's liability. In an effort to provide additional security for executives, many corporations will create a trust to hold the related insurance policies.

         Supplemental Executive Retirement Plans. Supplemental executive retirement plans are specifically designed to supplement the dollar limitation on benefits paid from qualified pension plans. The maximum dollar amount of compensation that can be used to determine the pension benefits payable to an executive from a qualified plan is currently set at $205 thousand. Accordingly, non-qualified plans such as supplemental executive retirement plans, which are not subject to the same stringent rules, have increased in popularity. Many supplemental executive retirement plans are funded with the same insurance products and strategies used to fund deferred income plans.

         Supplemental Offset Plans. Supplemental offset plans are designed to supplement an executive's retirement income by restoring benefits previously limited by legislative changes. Supplemental offset plans are funded with insurance policies using a technique commonly known as "split dollar." Ownership rights to an individual policy are shared between the corporation and the executive. The corporation and the executive share in the insurance policy's increasing cash value and death benefit. The corporation pays the premiums and recovers these expenditures from its share of the policy's proceeds. The executive's interest in such policy is targeted to equal the present value of the retirement benefits due at the time of such executive's retirement. Provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives. The split-dollar regulations from September 2003 and the Sarbanes-Oxley Act of 2002 have significantly reduced the amount of revenue generated from new split dollar arrangements and may further reduce revenue from existing split dollar arrangements.

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

CONSULTING SERVICES

         As one of the nation's leading compensation consulting firms, Pearl Meyer & Partners, serves board compensation committees as outside advisors and assists companies in the creation and implementation of compensation programs for executives, directors, and employees.

         In 2002, we formed our Human Capital Practice. The practice was formed by combining our existing Rewards and Performance Group and ten former partners and 74 support staff from Arthur Andersen LLP's ("Andersen") Human Capital Practice. The Human Capital Practice provided compensation benefits and human resources consulting services and products to major companies. As of October 1, 2003, we reorganized the executive compensation consulting practices. As part of this reorganization, some of the operations and employees of Human Capital Practice were transferred to Pearl Meyer & Partners. The remaining business of Human Capital Practice, in 2004, consisted of actuarial/retirement plan and investment advisory services. Effective January 1, 2005, the Human Capital Practice was merged into the Executive Benefits Practice.

         With the acquisition of the Federal Policy Group ("FPG") in 2002, we were able to expand our services to include a variety of legislative and regulatory strategic services. FPG develops and implements strategies to pursue legislative changes; anticipate and respond to proposed legislative initiatives; help shape administrative regulations and rulings; and raise the visibility of our clients through testimony before Congress and other avenues. Federal Policy Group clients include Fortune 500 companies, trade associations, and other businesses.

         Our Healthcare Group and Banking Practice have developed compensation consulting programs in base salary, incentives, deferred compensation, and other compensation design plans.

FINANCING PRODUCTS

         Business-Owned Life Insurance. Business-owned life insurance is life insurance purchased and owned by an employer on the lives of a group of its employees. The insurance is used to help offset the cost of the employee benefit obligations of the employer. The insurance is typically held by the employer as a general asset and is not directly linked to the employee benefits. Business-owned life insurance is marketed to mid-sized and large corporations and healthcare institutions.

         Bank-Owned Life Insurance. When utilized by banks, business-owned life insurance (as discussed above) is referred to as bank-owned life insurance. We market these programs to banks with assets in excess of $5 billion, as well as to regional and community banks that generally have assets of less than $5 billion.

ADMINISTRATIVE SERVICES

         As of December 31, 2004, we administered approximately 366 thousand policies for approximately 2,800 clients. As of the same date, the insurance policies underlying our employee benefit programs represented a total of approximately $160 billion of inforce insurance coverage.

         The following table presents the number of clients, policies administered, and inforce coverage as of December 31, 2004:


                                               EXECUTIVE BENEFITS           BANKING          HEALTHCARE
                                                    PRACTICE               PRACTICE            GROUP               TOTAL
                                               ------------------          --------          -----------           -----
  CLIENTS                                              400                   2,100                300               2,800
  POLICIES ADMINISTERED                             75,000                 274,000             17,000             366,000
  INFORCE COVERAGE                                $44 billion            $111 billion         $5 billion        $160 billion

We also provided consulting services for an additional 1,050 clients in 2004.

         We generate fee-based revenues from providing administrative services to our clients. We approach administrative services with a strategy focused on servicing our clients' unique requirements and needs through customized, value-added services and intensive support in order to create brand and client loyalty and lower sensitivity to price.

         We offer customized enrollment and administrative services for our employee benefit programs. In an effort to provide a high level of personalized services, each client is assigned an account team comprised of specialists who are responsible for servicing the needs of that client. The administrative services provided by each of our practices' account specialists include coordinating and managing the enrollment process; distributing communication materials; monitoring financial, tax and regulatory changes; providing accounting reports and periodic benefit statements to participants; performing annual reviews, and reporting the historical and projected cash flow and earnings impact of the plans. Actuarial, financial, and insurance experts support each practice's account specialists.

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

OUR BUSINESS SEGMENTS

         In 2004, we operated through six operating segments: (1) Executive Benefits Practice, (2) Banking Practice, (3) Healthcare Group, (4) Pearl Meyer & Partners, (5) Human Capital Practice, and (6) Federal Policy Group. Through these six segments, we design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting and legislative strategic services to U.S. corporations, banks, and healthcare organizations. Our six operating segments operate as independent and autonomous business units with a central corporate staff responsible for finance, strategic planning, human resources, and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

         We have structured these segments to be independent because each has an established reputation in their distinct markets and a specific expertise required to serve these markets. Through these segments, we are able to tailor compensation and benefit programs and consulting services to the unique needs of our clients.

         Executive Benefits Practice

         One of the leaders in its field, our Executive Benefits Practice ("EBP") focuses on the designing, marketing, implementation, administration, and placement of financing of non-qualified benefit plans for companies of all sizes, including Fortune 1000 companies and other companies which can benefit from our products and services. The large corporate marketplace in which EBP does business requires a significant degree of customization. EBP has struggled in recent years as a result of a difficult United States legislative environment, which most directly affects this segment of our business.

         Banking Practice

         A leader in its industry, Banking Practice ("BP") offers compensation consulting, executive and director benefits programs, and bank-owned life insurance to the bank market. BP provides programs to approximately 2,100 banks, including 43 of the top 50 largest banks in the United States. In addition to compensation and benefit programs, this group also performs incentive consulting and works with banks in the design of ownership succession programs.

         Healthcare Group

         Healthcare Group ("HG") employs a comprehensive benefits approach that encompasses a variety of insurance products, ranging from traditional life insurance policies to disability and long-term care coverage. The healthcare industry's changing environment and complex structure offer many challenges for the near future. The industry has experienced a great deal of contraction with changes in our national healthcare regulations and compensation structure.

         Pearl Meyer & Partners

         Pearl Meyer & Partners ("PM&P"), based in New York City, is focused predominantly on executive compensation consulting and retention programs for Fortune 1000 corporations. It is one of the largest executive compensation consulting organizations in the United States.

         Human Capital Practice

         Human Capital Practice ("HCP") was formed in 2002 by combining our existing Rewards and Performance Group with former partners and support staff from the Human Capital Practice of Arthur Andersen LLP. As of October 1, 2003, we reorganized our executive compensation consulting practices. As part of this reorganization, some of the operations and employees of HCP were transferred to Pearl Meyer & Partners. The remaining business of HCP, in 2004, consisted of actuarial/retirement plan and investment advisory services. Effective January 1, 2005, HCP was merged into the Executive Benefits Practice.

         Federal Policy Group

         Federal Policy Group ("FPG") focuses on a variety of legislative and regulatory strategic services. FPG develops and implements strategies to pursue legislative changes; anticipates and responds to proposed legislative initiatives; helps shape administrative regulations and rulings; and raises the visibility of our clients through testimony before Congress and other avenues. FPG's clients include Fortune 500 companies, trade associations, and other businesses.

DISTRIBUTION

         Each of our segments markets its employee benefit programs and related administrative and consulting services through company employees as well as through producers in independently operated sales offices located throughout the United States. As of December 31, 2004, we were represented by 164 employees and 35 independent producers.

         Our independent producers enter into exclusive agency agreements with us to market programs and services on our behalf. Each agreement defines the duties of the producer to solicit and sell covered business in an exclusive geographic territory, the commission splits between the producer and us, and includes a confidentiality agreement and operating standards. We pay a substantial portion (usually from 50% to 65%) of the revenue generated by the independent producers as commissions. All of our independent producers are responsible for their own operating expenses. Most of our segments generate a significant portion of their sales revenue through employees and we bear the administrative expense of the employees in exchange for lower commission expense. Over the last several years, our sales force has shifted to more employees from independent producers.

         Many of our products have a securities component and must be sold through a licensed broker/dealer. Clark Securities, Inc. ("CSI") is used by our producers for distributing these securities-related products. CSI currently distributes insurance, annuities, and mutual funds for our products. CSI currently has 287 registered representatives and is licensed to operate in all 50 states and the District of Columbia. By having our own broker/dealer, we are able to control costs and sensitive customer information more effectively than if we used an outside broker/dealer.

         Our producers are supported by a design and analysis department in each segment. The primary responsibility of the design and analysis department is to design customized compensation and benefit programs that will effectively reduce the costs of a client's employee benefit and compensation liabilities. The design analyst works with the producer to identify the needs of a prospective client and investigates the availability and pricing of products that are compatible with that client's needs. Finally, the analyst develops the financial projections necessary to evaluate the benefit costs and cost recoveries for the prospective client, together with an analysis of financing alternatives to assist the client in making a decision.

         We recognize the importance of attracting and retaining qualified, productive sales professionals. We actively recruit and develop new sales professionals in order to add to our distribution capacity. Further, our acquisition strategy focuses on retaining the productive sales professionals of the entity being acquired.

         We are dependent on a few select producers for a portion of our revenue. Our top three producers collectively accounted for approximately 6.0% of our total revenue in 2004, 7.4% of our total revenue in 2003, and 6.8% of our total revenue in 2002. We expect this concentration to decrease as we expand our producer base and product offerings.

MARKETING SUPPORT

         We have established highly qualified marketing departments in each practice. Each marketing department's primary focus is to support the sales efforts of their operation through integrated marketing communications strategies. The marketing departments develop and track leads for consultants through various channels including advertising, public relations, trade shows, and direct mail. Additionally, the marketing function provides collateral materials, business communication, brand support, survey research and distribution. We distribute external newsletters and other program update pieces to clients and prospects throughout the year and sponsor conferences and meetings featuring our industry experts. Public relations and corporate marketing functions coordinate the publication of articles, white papers, and briefs written by our consultants and ensure that our representatives are positioned as thought leaders and industry experts in national, local, and industry trade publications. These efforts have made us a clear leader in the executive compensation and benefits consulting industry.

         Our distribution strategy seeks to leverage our relationships within our organization and among our business partners. We establish relationships with carriers and professional service providers that provide opportunities for cross-utilization of services. We have also developed strategic relationships with several professional service firms that are used as a referral source for our consultants. In addition, we have advisory boards of current and former industry leaders familiar with our products and services who provide introductions to prospective clients. We believe these relationships assist our consultants in gaining access to the appropriate personnel of prospective clients and more effectively establish relationships based on a position of trust.

INDUSTRY BACKGROUND

         Over the past twenty years, as the result of legislative change and increased competition for executive talent, compensation and benefit programs have become more sophisticated and complex. In turn, the financing of these programs has also become increasingly complex. Corporations and banks now commonly use life insurance to offset the costs of employee benefit liabilities and several large insurers, including AEGON, Great-West, Mass Mutual, New York Life, and ING, have committed significant resources to develop business-owned life insurance products for use in this market. The industry has shifted more toward the use of variable life insurance, which contains equity investment features to meet these needs.

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

         Our products and services have also historically been affected both positively and negatively by legislative change. For example, prior legislation has increased the attractiveness of non-qualified benefit plans for highly-paid executives by limiting the amount of tax-deductible contributions to traditional pension plans. In contrast, tax legislation was enacted in 1996 that disallowed interest deductions on policy loans and essentially eliminated a financing technique for corporations known as "leveraged corporate-owned life insurance." Finalized Treasury regulations have changed the manner in which split dollar arrangements will be taxed. The new treatment will be, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Additionally, provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives.

         On October 22, 2004, President Bush signed into law H.R. 4520, the "American Jobs Creation Act of 2004," which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The legislation created new Section 409A of the Internal Revenue Code which will apply to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights ("SARs") and certain other arrangements which have the effect of deferring compensation. Section 409A will generally apply to compensation deferrals made after December 31, 2004. Among other things, Section 409A will modify the times at which distributions are permitted from nonqualified deferred compensation arrangements and will require that elections to defer compensation be made earlier than is current practice for many plans. The Treasury Department and the IRS issued their initial guidance regarding Section 409A, Notice 2005-1, on December 20, 2004. This initial guidance provides for the transition to the new rules contained in
Section 409A and further guidance is expected during 2005. Most existing deferred compensation programs will have to be modified in accordance with the new rules. During the transition period, it is expected that plan sponsors will revise the structure of their current programs and formalize the changes into a compliant plan design by the end of 2005. We believe that deferred compensation plans remain a valuable savings tool. However, because of the time and effort required by plan sponsors to come into compliance with the new rules and to communicate the required changes to participants, participant compensation deferrals may be reduced. As a result, our revenue from existing and new arrangements may be reduced during the transitional period. Beyond the transitional period, it is anticipated that participant deferrals will return to their prior level, although the long-term impact of the new rules remains uncertain at this time.

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

EMPLOYEES

         As of December 31, 2004, we employed 920 people as follows:

        Executive Benefits Practice                                       234
        Banking Practice                                                  282
        Healthcare Group                                                  181
        Pearl Meyer & Partners                                             97
        Human Capital Practice                                             38
        Federal Policy Group                                               12
        Resource Center (Corporate) and Clark Securities, Inc.             76
                                                                          ---
                  Total                                                   920
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

COMPETITION

         The executive compensation and benefit consulting market is highly competitive as the margins from this type of work are high. We compete with consulting firms, brokers, third party administrators, producer groups, and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Executive Benefits Practice include Mullin Consulting, TBG Financial, and Westport Worldwide. The competitors of our Banking Practice include Charon Planning, Benmark, and Metropolitan. Additionally, the banking industry continues consolidating, which may reduce the number of potential bank clients. Primary competitors of our Healthcare Group, Pearl Meyer & Partners, and Human Capital Practice include Sullivan & Cotter, Towers Perrin, and Mercer Consulting Group.

         We compete for clients on the basis of reputation, client service, program and product offerings, and the ability to tailor our products and administrative services to the specific needs of a client. We believe that we are in a superior competitive position in most of the meaningful aspects of our business because of our track record, name recognition, quality of our personnel, established relationships, industry focus and expertise, and specialization. We do not consider our direct competitors to be our greatest competitive threat. Rather, we believe that our most serious competitive threat will likely come from large, diversified financial services organizations that are willing to expend significant resources to enter our markets and from larger competitors that pursue an acquisition or consolidation strategy similar to ours.

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

         While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws. As a result, our consultants and entities with which we have administrative service agreements related to selling those products must be registered with the National Association of Securities Dealers. We market these financial products through CSI, a wholly owned subsidiary and a registered broker/dealer. While we have not had any regulatory problems in the past related to these products, we cannot assure you that we or the producers through whom we sell will be in compliance at all times with all applicable regulatory requirements of each state.

         As a result of issues arising recently in connection with the marketing by certain companies in the property and casualty insurance, health insurance, and group life insurance markets, there have been a series of proposals to modify various state laws and regulations regarding insurance agents and brokers, including proposals by the California Insurance Commissioner and the National Association of Insurance Commissioners. These proposals, if one or more are adopted, could impose new legal obligations, including disclosure obligations, on us with respect to the insurance and other financial products we market. These proposals are at an early stage and are likely to move forward during 2005. There was also a hearing on similar issues in November 2004 in a U.S. Senate committee. Depending on the changes, if any, which are actually adopted by the federal government or by the states where we market insurance, there could be an adverse impact on our revenues.

         Most aspects of our business are subject to regulation by the U.S. Federal and State regulatory agencies and securities exchanges. Aspects of our public disclosure, corporate governance principles, and internal control environment are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the New York Stock Exchange, Inc. (the "NYSE").


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

RISKS RELATED TO OUR INDUSTRY

WE ARE SUBSTANTIALLY DEPENDENT ON REVENUE GENERATED BY THE SALE OF BUSINESS-OWNED LIFE INSURANCE POLICIES. CHANGES IN FEDERAL TAX LAWS AND REGULATIONS COULD MATERIALLY AND ADVERSELY AFFECT OUR RENEWAL INCOME AND ABILITY TO GAIN NEW BUSINESS.

         Many of the compensation and benefit programs we design and implement for our clients are financed with business-owned life insurance. Business-owned life insurance programs have tax advantages associated with such products that are attractive to our current and prospective clients. Commission revenue from these products represented 69.1%, 72.4% and 71.4%, of our total revenues in 2004, 2003, and 2002, respectively.

         Provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives. The split-dollar regulations from September 2003 and the Sarbanes-Oxley Act of 2002 have significantly reduced the amount of revenue generated from new split dollar arrangements and may further reduce revenue from existing split dollar arrangements in the near term.

         On October 22, 2004, President Bush signed into law H.R. 4520, the "American Jobs Creation Act of 2004," which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The legislation created new Section 409A of the Internal Revenue Code which will apply to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights ("SARs") and certain other arrangements which have the effect of deferring compensation. Section 409A will generally apply to compensation deferrals made after December 31, 2004. Among other things, Section 409A will modify the times at which distributions are permitted from nonqualified deferred compensation arrangements and will require that elections to defer compensation be made earlier than is current practice for many plans. The Treasury Department and the IRS issued their initial guidance regarding Section 409A, Notice 2005-1, on December 20, 2004. This initial guidance provides for the transition to the new rules contained in
Section 409A and further guidance is expected during 2005. Most existing deferred compensation programs will have to be modified in accordance with the new rules. During the transition period, it is expected that plan sponsors will revise the structure of their current programs and formalize the changes into a compliant plan design by the end of 2005. We believe that deferred compensation plans remain a valuable savings tool. However, because of the time and effort required by plan sponsors to come into compliance with the new rules and to communicate the required changes to participants, participant compensation deferrals may be reduced. As a result, our revenue from existing and new arrangements may be reduced during the transitional period. Beyond the transitional period, it is anticipated that participant deferrals will return to their prior level, although the long-term impact of the new rules remains uncertain at this time.

         There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. On September 17, 2003, the Senate Finance Committee approved legislation proposed by Sen. Jeff Bingaman (D-NM) that would tax the death benefits taxpayers receive from certain policies on the lives of former employees. Following an intensive lobbying effort by the insurance industry, the Finance Committee on February 2, 2004, reconsidered the business-owned life insurance provision it had previously approved and, in its place, approved legislation that generally would tax the death benefits taxpayers receive from policies on the lives of employees or former employees only in cases where the insured person had not consented to being covered or in the case of a former employee, or where the insured was not among the company's highly-compensated employees at the time of policy issuance. This same provision was reintroduced on January 31, 2005, by Senate Finance Committee Chairman Charles Grassley (R-IA) and Senator Max Baucus (D-MT) as part of the National Employee Savings and Trust Equity Guarantee Act (S. 219). We believe that this most recent proposal, if enacted, would not have a material adverse effect on our revenue from the sale of business-owned life insurance policies. However, if Congress were to adopt legislation broadly limiting the tax-free payment of death benefits on such policies or otherwise adversely affecting the tax treatment of the policies, future revenue from sale of business-owned life insurance policies could materially decline.

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

WE ARE SUBJECT TO REGULATION AT THE STATE LEVEL.

         State governments extensively regulate life insurance activities. We sell our insurance products in all 50 states through licensed insurance producers operating as independent agents as well as through our employees. States have broad powers over licensing, payments of commissions, business practices, policy forms, and premium rates. Insurance laws related to licensing, marketing activities, and the receipt of commissions varies from state to state. While we have not encountered significant regulatory problems in the past, we cannot assure you that we or the producers through whom we sell will be in compliance at all times with all applicable regulatory requirements of each state.

         As a result of issues arising recently in connection with the marketing by certain companies in the property and casualty insurance, health insurance, and group life insurance markets, there have been a series of proposals to modify various state laws and regulations regarding insurance agents and brokers, including proposals by the California Insurance Commissioner and the National Association of Insurance Commissioners. These proposals, if one or more are adopted, could impose new legal obligations, including disclosure obligations on us with respect to the insurance and other financial products we market. These proposals are at an early stage and are likely to move forward during 2005. Depending on the changes, if any, which are actually adopted by the states where we market insurance, there could be an adverse impact on our revenues.

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

RISKS RELATED TO OUR COMPANY

WE FACE STRONG COMPETITION.

         Our business is highly competitive. We compete with consulting firms, insurance brokers, third party administrators, producer groups, and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Executive Benefits Practice include Mullin Consulting, TBG Financial, and Westport Worldwide. The competitors of our Banking Practice include Charon Planning, Benmark, and Metropolitan. Additionally, the banking industry is constantly consolidating, which may reduce the number of potential bank clients. Primary competitors of our Healthcare Group, Pearl Meyer & Partners, and Human Capital Practice include Sullivan & Cotter, Towers Perrin, and Mercer Consulting Group.

         We may also face competition from large, diversified financial services firms willing and able to expend the resources to enter our markets and from large direct competitors that choose to pursue an acquisition or consolidation strategy similar to ours.

WE ARE DEPENDENT ON CERTAIN KEY PRODUCERS.

         Our top three producers collectively accounted for approximately 6.0% of our total revenue in 2004, 7.4% of our total revenue in 2003, and 6.8% of our total revenue in 2002. We enter into agreements with our producers in which they agree not to compete with us for a period of time after their relationship with us terminates. We cannot assure you that we will be able to maintain producer relationships with our most productive producers or that any non-compete provisions in the agreements will be honored or enforceable. Our business could suffer in the future as a result of the loss of any of our most productive producers.

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

OUR QUARTERLY OPERATING RESULTS VARY DRAMATICALLY.

         Our operating results fluctuate considerably from quarter to quarter. We have experienced and may continue to experience large concentrations of revenue in the first and fourth quarters. Our operating results may be affected by a number of factors including: a significant portion of the funding for our bank-owned life insurance products occurs in the fourth calendar quarter, many deferred compensation plans marketed by our Executive Benefits Practice are financed in the first calendar quarter; and the timing of significant sales can have a material impact on our quarterly operating results.

         Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not consistently reliable indicators of future performance. Significant downward fluctuations in our quarterly operating results could result in a sharp decline in the trading price of our common stock. See further discussion about the quarterly operating results in Note 25, "Interim Financial Data (Unaudited)" to the Consolidated Financial Statements, which appear under Item 15 "Exhibits and Financial Statement Schedules."

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM.

         Our performance depends largely on the performance of our executive officers and key employees. It is important to us to keep and motivate high quality personnel, especially our management, consultants, and program development teams. The loss of the services of any of our key employees could have a material adverse effect on our business, financial condition, and operating results. We cannot assure you that we will be successful in retaining our key personnel.

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

         Acquisitions involve numerous risks, including the diversion of our management's time and attention to the negotiation of the transaction and to the integration of the businesses acquired, the possible need to modify financial and other systems and add management resources, the potential loss of employees of the acquired businesses, the risks of entering new markets with which we have limited experience, and unforeseen difficulties in the acquired operations. An acquisition may not produce the revenue and profits we expect. Thus, an acquisition that fails to meet our expectations could have a material adverse effect on our business, financial condition, and operating results.

A SUBSTANTIAL PORTION OF OUR TOTAL ASSETS ARE REPRESENTED BY INTANGIBLE ASSETS.

         When we acquire a company, we normally acquire few tangible assets. Therefore, substantially the entire purchase price for the acquisition is allocated to intangible assets. The three primary components of our intangible assets are inforce revenue, goodwill, and non-compete agreements. The amounts of purchase price allocated to inforce revenue are determined by discounting the cash flow of future commissions adjusted for expected persistency, mortality, and associated costs. The persistency of our inforce business is influenced by many factors outside of our control, and we cannot be sure that the value we have allocated will ultimately be realized. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives. The balance of the purchase price not allocated to identifiable intangible assets is classified as goodwill.

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

A MAJORITY OF OUR COMMISSION REVENUE IS DERIVED FROM POLICIES WRITTEN BY A LIMITED NUMBER OF INSURANCE COMPANIES.

         We depend on a select group of insurance companies to underwrite the insurance policies underlying the programs we sell. During 2004, 33 life insurance companies underwrote substantially all of the insurance policies underlying our clients' programs. Seven of these companies accounted for approximately 55.3% of our first year commission revenue in 2004, 55.7% in 2003, and 48.3% in 2002. If our relationship with any of these insurance companies, or their financial condition, were to significantly change for any reason, we could experience a disruption in our ability to provide products and services to our clients. Although we believe such disruption would only be short-term and that we would not experience any difficulties in securing replacement relationships with similar insurance companies, any long-term delays in doing so could affect our ability to provide competitive financing alternatives to our clients.

MAJOR STOCKHOLDERS HAVE THE ABILITY TO INFLUENCE STOCKHOLDER ACTION.

         AEGON, Columbia Wanger Asset Management, and Dimensional Fund Advisors owned approximately 12.4%, 9.8%, and 7.7% respectively, of our outstanding common stock as of December 31, 2004. Tom Wamberg, our Chairman and Chief Executive Officer, owned approximately 9.7% of our outstanding common stock as of December 31, 2004. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing, or deterring a change in control that may otherwise be beneficial to stockholders.

WE ARE SUBJECT TO LITIGATION WHICH MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND REPUTATION.

         From time to time, we are subject to lawsuits and other claims, which are being handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, we do not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows. However, adverse developments could negatively impact earnings in a particular future period. See Item 3, "Legal Proceedings."

ERRORS OR OMISSIONS IN THE SERVICES WE PROVIDE OUR CLIENTS MAY RESULT IN LIABILITIES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND REPUTATION.

         We market, design, and administer sophisticated financial products and we provide actuarial and other professional services in connection with marketing, designing, and administering these programs. Our clients rely upon the services and interpretations rendered by our employees. To the extent any services or interpretations provided by our employees prove to be inaccurate, we may be liable for the damages, and such liability, to the extent not covered by existing insurance, could have a material adverse effect on our business, financial condition, and results of operations.

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

THE ISSUANCE OF ADDITIONAL COMMON STOCK MAY DILUTE OTHER STOCKHOLDERS.

         We have an aggregate of 18,112,173 shares of common stock authorized but unissued and not reserved for specific purposes. We may issue all of these shares without any action or approval by our stockholders. As of December 31, 2004, we had an aggregate of 2,042,262 unissued shares reserved for issuance under our employee and director incentive plans. In addition, approximately 35 thousand shares (based on the December 31, 2004 closing price of $15.52 per share) are subject to issuance as contingent payments in connection with our recent acquisitions, if stipulated revenue and/or financial targets are achieved. We intend to continue to actively pursue acquisitions of competitors and related businesses and may issue shares of common stock in connection with those acquisitions. Any shares issued in connection with our acquisitions, the exercise of stock options, or otherwise would dilute the percentage ownership held by existing stockholders.

EXISTING STOCKHOLDERS CAN SELL A SUBSTANTIAL NUMBER OF THEIR SHARES IN THE PUBLIC MARKET WHICH COULD DEPRESS OUR STOCK PRICE.

         Sales of a substantial number of shares of our common stock in the open market, or the perception that such sales could occur, could adversely affect the trading price of our common stock. Mr. Wamberg held 1,790,680 shares as of December 31, 2004, representing approximately 9.7% of the outstanding shares of common stock. Institutional investors (that individually hold in excess of 5% of our outstanding shares) cumulatively represent 5,498,253 shares or approximately 29.9% of the outstanding shares of common stock. Mr. Wamberg has entered into a previously disclosed share sale program pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 that involves the sale of Clark shares that Mr. Wamberg has held in excess of one year. Any sales of our common stock by Mr. Wamberg or the other principal stockholders could adversely affect the trading price of our common stock.

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

ITEM 2.  PROPERTIES

         As of December 31, 2004, we operated in the following leased locations throughout the United States:


                                                         NUMBER OF           SQUARE
                       PRACTICE                           OFFICES            FOOTAGE
                       --------                          ---------           -------
    Executive Benefits Practice                               7              123,366
    Banking Practice                                         16               86,385
    Healthcare Group                                          2               67,564
    Pearl Meyer & Partners                                    2               34,284
    Human Capital Practice (1)(2)                             3               40,807
    Federal Policy Group                                      1                4,832
    Resource Center                                           1               17,783
                                                             --              -------
                        Total                                32              375,021
                                                             ==              =======

--------------
(1) Effective January 1, 2005, the Human Capital Practice was merged into the Executive Benefits Practice.
(2)  Two subtenants occupy one of the three Human Capital Practice locations.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we are involved in various claims and lawsuits incidental to our business, including claims and lawsuits alleging breaches of contractual obligations under agreements with our employee consultants and independent producers. The following is a summary of the current material legal proceedings pending against us.

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

         We responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with us and contacting our clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted our motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of ours. On June 5, 2003, the Court entered a preliminary injunction, which prohibited Mr. MacDonald and persons acting in concert with him from soliciting clients of our Executive Benefits Practice. On July 24, 2003, the Court issued its order granting our Motion to Compel Arbitration. Thereafter, the matter was settled by the parties. On June 30, 2004, the Arbitration Panel incorporated the settlement in an Award, which provides that Mr. MacDonald will not solicit and will do no business with our current Executive Benefits Practice clients until September 5, 2005.

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

         On May 30, 2001, we were named as a defendant in a lawsuit initially filed in the District Court of LaSalle County, Texas, now in Dallas County, Texas, alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified. On February 12, 2004, settlement was reached with the lead plaintiff. The trial for the remaining plaintiffs began February 24, 2005. We deny any and all claims and allegations in this action and intend to vigorously defend this matter. The matter is covered by our existing insurance.

BASSETT FURNITURE INDUSTRIES, INCORPORATED V. CLARK CONSULTING, INC. (F/K/A CLARK/BARDES, INC.)

         On November, 29, 2004, Bassett Furniture Industries, Incorporated ("Bassett") filed a civil action against us in the United States District Court for the Western District of Virginia, Danville Division, in which Bassett alleges, among other things, fraud, professional negligence, breach of fiduciary duty and breach of contract in connection with a broad-based corporate owned life insurance program purchased by Bassett in 1994. The relief sought by Bassett includes compensatory damages in an unspecified amount in excess of $3 million, pre-judgment and post-judgment interest, and attorneys' fees. We believe we have meritorious defenses to Bassett's claims and we intend to vigorously defend the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

         Effective June 9, 2003, our common stock began trading on the New York Stock Exchange under the symbol "CLK." From March 7, 2002 through June 8, 2003, our common stock was traded on the New York Stock Exchange under the symbol "CBC." Prior to that, our common stock was traded on the NASDAQ National Market under the symbol "CLKB."

         The following table sets forth, for the periods indicated, the high and low closing prices for our common stock, as reported on the New York Stock Exchange.


                                                                                  HIGH            LOW
                                                                                  ----            ---
YEAR ENDED DECEMBER 31, 2003:
First Quarter................................................................... $19.48          $10.50
Second Quarter..................................................................  12.87           10.78
Third Quarter...................................................................  16.65           11.94
Fourth Quarter..................................................................  19.76           13.80
YEAR ENDED DECEMBER 31, 2004:
First Quarter................................................................... $20.70          $16.47
Second Quarter..................................................................  20.30           16.51
Third Quarter...................................................................  18.83           12.41
Fourth Quarter..................................................................  16.65           12.91
FIRST QUARTER TO FEBRUARY 24, 2005.............................................. $17.46          $12.19

         The closing price of our common stock on February 24, 2005, as reported on the New York Stock Exchange, was $17.46 per share. As of February 24, 2005, we had 18,333,732 outstanding shares of common stock. As of January 31, 2005, we had approximately 430 stockholders of record, which does not include shares held in securities position listings.

DIVIDEND POLICY

         We will pay a dividend of $0.06 per common share on April 1, 2005 to stockholders of record as of March 1, 2005. We intend to pay a similar dividend each quarter, assuming we have adequate capital availability, that we continue to be permitted to pay dividends under our senior credit facility, and that cash dividends continue to be in the best interests of our stockholders and us. We can provide no assurance that we will pay cash dividends for any future period or that our current cash dividend will remain at the current level.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 14, 2004, we issued 5,179 shares of our common stock to William Sheehan, a previous owner of W.M. Sheehan & Company, for attaining established criteria as outlined in the purchase agreement related to our acquisition of W.M. Sheehan. The sale of the securities to Mr. Sheehan was made in reliance upon the Section 4(2) exemption from the registration provisions of the Securities Act of 1933, as amended.

EQUITY COMPENSATION PLAN INFORMATION

         Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Executive Compensation - Equity Compensation Plan Information" in our Proxy Statement, to be filed within 120 days after our fiscal year end of December 31, 2004, which information is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

         The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser of ours, of shares of our common stock during the quarterly period ended December 31, 2004.


                                           AVERAGE      TOTAL NUMBER OF SHARES        MAXIMUM NUMBER (OR APPROXIMATE
                          TOTAL NUMBER      PRICE        PURCHASED AS PART OF      DOLLAR VALUE) OF SHARES THAT MAY YET
                            OF SHARES      PAID PER    PUBLICLY ANNOUNCED PLANS      BE PURCHASED UNDER THE PLANS OR
        PERIOD           PURCHASED(1)(2)    SHARE            OR PROGRAMS                       PROGRAMS(2)
        ------           ---------------    -----            -----------                       -----------
   October 1, 2004
        through
   October 31, 2004             0                                  0

   November 1, 2004
        through
   November 30, 2004         228,300        $14.26              228,300                        $5.19 million

   December 1, 2004
        through
   December 31, 2004         149,400         16.19              149,400                        $2.78 million
                             -------        ------              -------
         Total               377,700        $15.02              377,700
                             =======        ======              =======

--------------
(1) In January 2003, our Board of Directors authorized the purchase of up to 400 thousand shares of our common stock to, among other things, fulfill our obligations under our Employee Stock Purchase Plan. The Employee Stock Purchase Plan consists of four semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 2003 and 2004 and terminating on June 30 and December 31 of each such year. For each of the years 2005 and 2006, the Employee Stock Purchase Plan will consist of four quarterly offerings of common stock beginning on the first day of January, April, July and October and terminating on March 31, June 30, September 30, and December 31 of each such year. The maximum number of shares issued in any of the semi-annual and quarterly offerings is 50 thousand and 25 thousand, respectively.

(2) On November 23, 2004, our Board of Directors authorized us to repurchase up to $10 million of our outstanding common stock on the open market, an increase of $5 million from the original authorized level of $5 million. On January 25, 2005, our Board of Directors authorized us to expand our existing stock repurchase program to a total of $15 million of our outstanding common stock, from the previously authorized level of $10 million.

ITEM 6. SELECTED FINANCIAL DATA

         (Dollars in thousands except share and per share amounts)

         The following historical information should be read in conjunction with information included elsewhere herein, including the consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.


                                                            2004        2003(1)       2002(3)     2001(4)      2000(5)
                                                            ----        -------       -------     -------      -------
       CONSOLIDATED STATEMENT OF OPERATIONS
       TOTAL REVENUE...............................       $315,582      $325,929      $278,586    $236,884     $149,567
                                                          --------      --------      --------    --------     --------
       OPERATING EXPENSES..........................
         Commissions and fees......................         74,292        88,615        90,273      84,002       50,804
         Other operating expenses (2)..............        188,352       192,836       154,600     121,331       77,873
                                                          --------      --------      --------    --------     --------
       OPERATING INCOME............................       $ 52,938      $ 44,478      $ 33,713    $ 31,551     $ 20,890
                                                          ========      ========      ========    ========     ========
       NET INCOME                                         $ 18,160      $ 12,682      $ 17,328    $ 16,012     $ 11,448
                                                          ========      ========      ========    ========     ========
       BASIC EARNINGS PER COMMON SHARE                    $   0.98      $   0.69      $   1.03    $   1.22     $   1.07
                                                          ========      ========      ========    ========     ========
       DILUTED EARNINGS PER COMMON SHARE                  $   0.97      $   0.68      $   0.99    $   1.18     $   1.05
                                                          ========      ========      ========    ========     ========
       TOTAL ASSETS                                       $701,293      $699,303      $734,675    $269,931     $219,855
                                                          ========      ========      ========    ========     ========
       LONG-TERM DEBT                                     $309,622      $335,968      $396,038    $  6,079     $ 52,605
                                                          ========      ========      ========    ========     ========

--------------
(1) Includes the results of operations subsequent to the date of acquisition of the following:
     o    Executive Benefits Solutions LLC as of September 30, 2003
     o    Blackwood Planning Corporation as of October 7, 2003

(2) In 2003, we received $1.5 million from the favorable settlement of a lawsuit and we incurred operating expense of $7.5 million in connection with the reorganization of the Human Capital Practice. In 2001, we incurred an operating expense of $2.1 million in connection with the write-down of assets acquired from Insurance Alliances Group.

(3) Includes the results of operations subsequent to the date of acquisition of the following:
     o    Federal Policy Group as of February 25, 2002
     o    Hilgenberg and Associates as of April 25, 2002
     o    Comiskey Kaufman as of April 26, 2002
     o    LongMiller & Associates, LLC as of November 26, 2002

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

         A significant portion of our growth has been acquisition related. Business-owned life insurance programs have tax advantages associated with the products that are attractive to our clients. A portion of our product offerings are interest rate sensitive. Changes in tax and legislative laws can have an affect on our business, as seen over the last several years with our Executive Benefits Practice. We have been expanding our compensation consulting practices to diversify our product offerings. The largest component of our general and administrative expenses is salary and other employee related costs.

RECENT DEVELOPMENTS

         Tax and legislative initiatives

         In recent years, the Internal Revenue Service ("IRS") has undertaken a major enforcement initiative to disallow the interest deductions on certain leveraged business-owned life insurance programs sold during or prior to 1995. The IRS has, with one exception, prevailed on the cases it has litigated to date related to this initiative and recently made a temporary (now expired) public settlement offer to address ongoing cases. While we stopped selling leveraged business-owned life insurance programs after 1995 and we do not expect any material adverse impact on our revenue from this enforcement initiative, it is impossible to determine the impact of this initiative on a client's decision to continue or surrender an existing leveraged business-owned life insurance program.

         There have been several recent legislative proposals to change the federal tax laws with respect to business-owned life insurance. On September 17, 2003, the Senate Finance Committee approved legislation proposed by Sen. Jeff Bingaman (D-NM) that would tax the death benefits taxpayers receive from certain policies on the lives of former employees. Following an intensive lobbying effort by the insurance industry, the Finance Committee on February 2, 2004, reconsidered the business-owned life insurance provision it had previously approved and, in its place, approved legislation that generally would tax the death benefits taxpayers receive from policies on the lives of employees or former employees only in cases where the insured person had not consented to being covered or in the case of a former employee, or where the insured was not among the company's highly-compensated employees at the time of policy issuance. This same provision was reintroduced on January 31, 2005, by Senate Finance Committee Chairman Charles Grassley (R-IA) and Senator Max Baucus (D-MT) as part of the National Employee Savings and Trust Equity Guarantee Act (S. 219). We believe that this most recent proposal, if enacted, would not have a material adverse effect on our revenue from the sale of business-owned life insurance policies. However, if Congress were to adopt legislation broadly limiting the tax-free payment of death benefits on such policies or otherwise adversely affecting the tax treatment of the policies, future revenue from sale of business-owned life insurance policies could materially decline.

         On October 22, 2004, President Bush signed into law H.R. 4520, the "American Jobs Creation Act of 2004," which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The legislation created new Section 409A of the Internal Revenue Code which will apply to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights ("SARs") and certain other arrangements which have the effect of deferring compensation. Section 409A will generally apply to compensation deferrals made after December 31, 2004. Among other things, Section 409A will modify the times at which distributions are permitted from nonqualified deferred compensation arrangements and will require that elections to defer compensation be made earlier than is current practice for many plans. The Treasury Department and the IRS issued their initial guidance regarding Section 409A, Notice 2005-1, on December 20, 2004. This initial guidance provides for the transition to the new rules contained in Section 409A and further guidance is expected during 2005. Most existing deferred compensation programs will have to be modified in accordance with the new rules. During the transition period, it is expected that plan sponsors will revise the structure of their current programs and formalize the changes into a compliant plan design by the end of 2005. We believe that deferred compensation plans remain a valuable savings tool. However, because of the time and effort required by plan sponsors to come into compliance with the new rules and to communicate the required changes to participants, participant compensation deferrals may be reduced. As a result, our revenue from existing and new arrangements may be reduced during the transitional period. Beyond the transitional period, it is anticipated that participant deferrals will return to their prior level, although the long-term impact of the new rules remains uncertain at this time.

     As a result of issues arising recently in connection with the marketing by certain companies in the property and casualty insurance, health insurance, and group life insurance markets, there have been a series of proposals to modify various state laws and regulations regarding insurance agents and brokers, including proposals by the California Insurance Commissioner and the National Association of Insurance Commissioners. These proposals, if one or more are adopted, could impose new legal obligations, including disclosure obligations, on us with respect to the insurance and other financial products we market. These proposals are at an early stage and are likely to move forward during 2005. There was also a hearing on similar issues in November 2004 in a U.S. Senate committee. Depending on the changes, if any, which are actually adopted by the federal government or by the states where we market insurance, there could be an adverse impact on our revenues.

     Change in insurable interest laws

     There have been several recent proposals in various states (e.g., Georgia, Texas, Illinois, and Washington) to change the insurable interest and other state laws governing the ability of an employer to purchase or hold life insurance on the lives of employees. In 2003, California enacted legislation prohibiting the purchase of business-owned life insurance on the lives of employees not exempt from wage and hour laws (a group of employees not typically insured under the arrangements we market). Significant segments of the life insurance industry are engaged in an ongoing, intensive effort to prevent the enactment of state law changes that would have an adverse impact on business-owned life insurance. If one or more states were to adopt proposals broadly limiting the ability of employers to purchase or hold life insurance on the lives of employees, the market for these policies would be reduced and a number of existing policies could be surrendered or exchanged, with a resulting reduction in our revenues from these arrangements.

     Other

     On January 25, 2005, our Board of Directors authorized us to pay a dividend of $0.06 per share to all stockholders of record as of March 1, 2005, payable on April 1, 2005. We intend to pay a similar dividend each quarter, assuming we have adequate capital availability, that we continue to be permitted to pay dividends under our senior credit facility, and that cash dividends continue to be in the best interests of our stockholders and us. The Board of Directors also authorized us to expand our existing stock repurchase program to a total of $15 million of our outstanding common stock, from the previously authorized level of $10 million.

     As a result of the surrender of a number of insurance policies by a single customer of ours in December 2004, we will cease receiving commissions and related payments in respect of such surrendered insurance policies. We estimate that the amount of such commissions and related payments is approximately $1 million per year, which is less than one percent of our renewal commission revenues in 2004. The amount of commissions and related payments included in the 2002 Securitization will be directed solely to the payment of principal and interest on the notes and related administration fees and expenses associated with the 2002 Securitization until such time as the Reserve Account established as part of the 2002 Securitization is replenished.

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

REVENUE SOURCES AND RECOGNITION

     Our operating segments derive revenue primarily from:

     o commissions paid by insurance companies issuing the policies underlying our benefit programs;

     o    program design and administrative service fees paid by our clients;

     o    executive compensation and benefit and related consulting fees; and

     o    fees for legislative liaison and related advisory services.

     Our commission revenue is normally recurring, is typically paid annually and usually extends for a period of twenty years or more after the sale. Commissions are paid by insurance companies and vary by policy and by program and typically represent a percentage of the premium or the cash surrender value of the insurance policies underlying the program.

     First Year Commission Revenue and Related Fees. First year commission revenue and related fees are derived from two principal sources: (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid (which is the effective date of the insurance policy) by the client to the insurance company or, in certain instances, when cash is received; and (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies.

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

     Renewal Commission Revenue and Related Fees. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on whether a policy is considered fixed or variable. Fixed renewal policies have predictable set premium amounts. Revenue on these policies is recognized on the premium due date. Variable renewal policy premiums can be based upon such items as value of underlying investments in the policy, cash surrender value of the policy, or mutual fund values. In some cases, we are able to obtain information directly from the carriers allowing us to reasonably and reliably estimate the expected renewal premiums. Revenue is recognized based upon these estimates at a policy's renewal date. For those policies where we are unable to obtain information to reasonably estimate the expected renewal premiums, revenue is not recognized until the confirmation has been received from the insurance carrier that the client's premium payment has been received. We are notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are infrequent and minor. Revenue associated with policies to be surrendered is not recognized.

     Consulting Fee Revenue. Consulting fee revenue consists of fees charged by Pearl Meyer & Partners, Human Capital Practice, and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, actuarial, pension savings plan design and management, people strategy, compensation surveys, institutional registered investment advisory services, and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the service is rendered. Consulting revenue generated by the Executive Benefits Practice, Banking Practice, and Healthcare Group is included in the first year revenue line on our consolidated statements of income.

     Administrative Service Fee Revenue. Administrative service fee revenues consist of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are mainly included in our renewal revenue line on our consolidated statements of income.

     Supplemental Compensation Arrangements. A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $11.3 million, $10.3 million and $7.5 million in revenue under such arrangements for the twelve months ended December 31, 2004, 2003, and 2002, respectively.

     We record revenue on a gross basis when we:

     o act as the principal in the transaction by helping clients select the right product or service;

     o take responsibility for the acceptability of the products and services;

     o provide services through employees and exclusive independent producers;

     o    have latitude in establishing the price the customer will pay;

     o    have discretion in carrier selection with multiple carriers;

     o    have chargeback and credit risk; and/or

     o are viewed by the client as the administrator of the program once the product is sold.

     We record revenue on a net basis when we provide a lead on a case (in the capacity of a finder) and another company has control of the case and bears the credit risk (i.e., working directly with a client to determine the product and design of the plan).

INTANGIBLE ASSETS

     Our intangible assets include the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with an acquisition. Intangible assets also consist of the net present value of future cash flows from policies inforce at the acquisition date, non-compete agreements with the former owners, other identifiable intangibles, and goodwill. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives.

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

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Financial Statement Overview. Our revenue for the year ended December 31, 2004 was $315.6 million, compared to $325.9 million for the year ended December 31, 2003, a decrease of 3.2%. Our net income for 2004 was $18.2 million, compared to $12.7 million in 2003. Diluted earnings per share for 2004 were $0.97, compared to $0.68 for 2003.

     Revenue. Total revenues for the year ended December 31, 2004 were $315.6 million, a decrease of 3.2% from revenues of $325.9 million for the year ended December 31, 2003. First year revenues for the year ended December 31, 2004 were $97.5 million compared to $113.3 million for the year ended December 31, 2003. First year revenue of the Banking Practice was $19.5 million less for the year ended December 31, 2004 when compared to the year ended December 31, 2003 due to clients' efforts in mid 2003 to lock in interest rates prior to anticipated interest rate reductions in late 2003. Revenue for the years ended December 31, 2004 and 2003 included approximately $11.3 million and $10.3 million, respectively, related to supplemental compensation arrangements with insurance carriers. Renewal revenue for the year ended December 31, 2004, was $157.5 compared to $159.1 million for the year ended December 31, 2003. The decrease in renewal revenue is primarily the result of over funding of certain corporate plans. Consulting fees as a percentage of total revenue increased to 17.3% for the year ended December 31, 2004 compared to 14.5% in the year ended December 31, 2003. For the year ended December 31, 2004, executive compensation consulting services experienced an increase in demand over the prior year due to increased focus on corporate governance and executive compensation.

     Commission and fee expense. Commission and fee expense for the year ended December 31, 2004 was $74.3 million, or 23.5% of total revenue, compared to $88.6 million, or 27.2% of total revenue, for the year ended December 31, 2003. The amount paid in commission expense (both in dollar terms and as a percent of revenue) declined primarily due to an increasing percentage of sales by employee consultants who have a lower commission rate than independent producers. In the second half of 2003, Banking Practice acquired two of its former independent producer organizations. Some of the commission savings from sales by employees is spent in the form of increased operating expenses. Independent producers cover their operating expenses out of their commissions. Also impacting the commission percentage to revenue is the higher amounts of supplemental compensation arrangement revenues and consulting revenues that have no related commission expense.

     General and administrative expense. General and administrative expense for the year ended December 31, 2004 was $164.3 million, or 52.1% of total revenue, compared to $158.9 million, or 48.8% of total revenue for the year ended December 31, 2003. The increase in general and administrative expenses was attributable to expenditures associated with Sarbanes-Oxley compliance ($1.6 million) and approximately $1.1 million of legal fees associated with the MacDonald litigation. The MacDonald litigation was settled with no cash being exchanged during the year ended December 31, 2004. Also contributing to the increase was approximately $6.9 million of additional bonus expense associated with the improved 2004 operating results versus 2003.

     Amortization. Amortization expense decreased approximately $3.4 million to $18.2 million for the year ended December 31, 2004, from $21.6 million for the year ended December 31, 2003. For the three months ended September 30, 2003, there were costs of approximately $550 thousand relating to an adjustment to the purchase accounting for the LongMiller acquisition. The remaining decline is based on the timing of scheduled amortization of our inforce revenue streams purchased in acquisitions.

     Other operating expenses. The year ended December 31, 2003 results included a $1.5 million favorable settlement of litigation that reduced operating expenses.

     Human Capital Practice reorganization. In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, several partners and staff members were terminated which resulted in exiting certain activities of the Human Capital Practice and creating unused leased office space in numerous cities. We recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization, of which $3.3 million remains on the consolidated balance sheet as of December 31, 2004. During the year ended December 31, 2004, we recorded net decreases to expense of approximately $200 thousand.

     Other income (expense). Other income (expense) for the year ended December 31, 2004, includes a $1.5 million write-off of costs associated with a prospective securitization financing that was terminated in 2004.

     Interest expense. Interest expense for the year ended December 31, 2004 was $22.3 million compared to $24.3 million for the year ended December 31, 2003. The decrease relates to lower borrowing levels in 2004 compared to 2003.

     Income taxes. Income taxes for the year ended December 31, 2004 were $11.2 million, an effective tax rate of 38.2%, compared to $8.1 million, an effective tax rate of 38.9%, for the year ended December 31, 2003. There were net adjustments of approximately $380 thousand reducing income tax expense for the year ended December 31, 2004 reflecting favorable revisions to our state income tax rate as a result of implementation of several strategies aimed at reducing state taxes.

     Net income. Net income for the year ended December 31, 2004 was $18.2 million, or $0.97 per diluted common share, versus net income of $12.7 million, or $0.68 per diluted share, for the same period last year.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Revenue. Total revenue for the year ended December 31, 2003 was $325.9 million compared to $278.6 million for the year ended December 31, 2002. First year revenues (which includes consulting and reimbursable expense revenue) increased $3.2 million, or 2.0%, in 2003 compared to 2002. Renewal and other recurring revenues were $159.1 million in 2003, up $44.1 million, or 38.4%, from 2002, reflecting a full year of renewals from the November 2002 LongMiller acquisition. First year commission revenue for 2003 included $3.5 million related to supplemental compensation arrangements with two of our insurance carriers in which we received additional payments and revenue based on the cash value of our existing inforce revenue with these carriers. First year commission revenue in 2002 included $3.1 million related to an agreement with another insurance carrier, which was executed in 2002.

     Commission and fee expense. Commission and fee expense was $88.6 million, or 27.2% of total revenue, for the year ended December 31, 2003, versus $90.3 million, or 32.4% of total revenue, for the year ended December 31, 2002. The reduction in commission expense as a percentage of revenue reflects an increase in the percentage of revenue generated from employee consultants. Additionally, a higher percentage of 2003 revenue was renewal revenues (48.8%) as compared to 2002 (41.3%). Generally, renewal revenues have a lower commission rate than first year revenues. We do not pay commission, or any other related expenses, on the revenue associated with the supplemental compensation arrangements.

     General and administrative expense. General and administrative expense for the year ended December 31, 2003 was $158.9 million, or 48.8% of total revenue, compared to $140.3 million, or 50.4% of total revenue, for the year ended December 31, 2002. General and administrative expenses increased for the year ended December 31, 2003 from the prior year as a result of a full year of expense from the 2002 acquisitions, such as LongMiller and Federal Policy Group, and the May 2002 hiring of former Arthur Andersen Human Capital Practice partners and employees, included for the entire year of 2003. General and administrative expense for the year ended December 31, 2003 included approximately $2.6 million in charges, primarily related to severance costs and lease terminations in our Executive Benefits Practice and Healthcare Group, and approximately $1.3 million relating to the corporate re-branding effort as a result of our name change. General and administrative expenses increase as we add more employees as opposed to independent producers.

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

     Human Capital Practice reorganization. In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, several partners and staff members were terminated which resulted in exiting certain activities of the Human Capital Practice and creating unused leased office space in numerous cities. We recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization, of which $7.1 million remained on the consolidated balance sheet as of December 31, 2003. No similar costs were recorded in 2002.

     Interest expense. Interest expense for the year December 31, 2003 was $24.3 million compared to $4.1 million in 2002. To finance the November 2002 acquisition of LongMiller, we borrowed approximately $87.5 million on our line of credit and issued $305 million of non-recourse insurance revenue asset-backed notes. The increased outstanding borrowings were responsible for the increase in interest expense.

     Income taxes. Income taxes for the year ended December 31, 2003 were $8.1 million, an effective tax rate of 38.9%, compared to $12.4 million, an effective tax rate of 41.0%, for the year ended December 31, 2002. The effective tax rate for the year ended December 31, 2003 reflects $283 thousand of net state tax refunds relating to prior years. The 2003 decrease in the effective tax rate is primarily related to the true up of the estimated 2002 state tax liability.

     Net income. Net income, for the year ended December 31, 2003 was $12.7 million, or $0.68 per diluted common share, versus net income of $17.3 million after an impairment charge of $523 thousand, net of taxes, from the adoption of SFAS No. 142, or $0.99 per diluted share, for the same period in the prior year. The diluted weighted average number of shares outstanding increased to 18.7 million shares for the year ended December 31, 2003 from 17.5 million shares for the year ended December 31, 2002.

ACQUISITION STRATEGY

     Our acquisition criteria focuses on the quality of management, future earnings, and the strategic fit with our company, as well as the growth potential of the target company. In several of our acquisitions, we also acquire the financial value embedded in a book of recurring renewal business that is expected to be realized for many years after the acquisition takes place. Historically, our future renewal revenue stream has been the source of collateral for our line of credit, which we frequently use for acquisitions. As we acquire more businesses that do not have this attribute, this may limit our future borrowing availability. We typically structure a majority of the purchase price in cash. We acquire little in the way of tangible assets, thus creating a substantial amount of intangible assets on our balance sheet. The companies we acquire are frequently privately owned and structured as subchapter S corporations and the acquisitions are usually effected through a purchase of assets with the income taxed directly to the stockholders of the target.

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

HUMAN CAPITAL PRACTICE REORGANIZATION

     In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners Practice. In addition, four partners and six staff members were terminated which resulted in exiting certain activities of the practice and creating unused leased office space in numerous cities. We recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization of which $3.3 million remains on the consolidated balance sheet as of December 31, 2004.

     As a result of the restructuring, we leveraged the Pearl Meyer & Partners brand name for executive compensation consulting, eliminated confusion in the marketplace regarding our practices and their markets, and significantly lowered the cost structure for the remaining Human Capital Practice. The remaining business of the Human Capital Practice in 2004 consisted of actuarial/retirement plan and investment advisory services. Effective January 1, 2005, the Human Capital Practice was merged into the Executive Benefits Practice.

SUPPLEMENTAL COMPENSATION ARRANGEMENTS

     During the first quarter of 2004, we completed agreements with two of our insurance carriers, which will generate additional revenue on our existing blocks of business and future business. The length of one of the contracts is three years and the other contract is one year. The agreements resulted in revenue of approximately $900 thousand for the year ended December 31, 2004. The two new agreements provide for revenue of approximately $175 thousand per quarter and include a variable element tied to our quarterly sales of the carrier's products. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

     During the third quarter of 2003, we completed agreements with two of our core insurance carriers, which will generate additional revenue on our existing blocks of business with these carriers. The length of one of the contracts is five and one half years and the other contract is one year. The contracts automatically renew each year unless notice is given by one of the parties. The agreements resulted in revenue of $4.1 million and $3.5 million for the years ended December 31, 2004 and 2003, respectively, and provide for additional payments upon certain conditions and measurement dates. The future payment amounts are based on the cash value (or fair value) of our existing inforce business with these carriers at specified dates of measurement. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

     On September 25, 2002, we entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of our principal stockholders and insurance carrier. We received approximately $2.4 million and $2.5 million of payments in 2004 and 2003, respectively related to this agreement. During 2002, we received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.1 million of revenue in 2002, pursuant to this agreement. Under the terms of this agreement, we expect to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years, depending upon certain conditions. Of this annual amount $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and we will not have access to this cash for general corporate purposes until the securitized notes are fully paid. This revenue, net of amounts provided for chargebacks, is being recognized on a monthly basis. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or exchanged. Any chargeback amounts would be deducted from the next scheduled payment.

SEGMENT RESULTS

     The following analysis depicts the results of each of our operating segments on a stand-alone basis. The practices are allocated a charge to cover centralized Resource Center expenditures in the areas of human resources, marketing, and information technology.

         Executive Benefits Practice


                                                              OPERATING RESULTS
                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                      2004            2003           2002
                                                      ----            ----           ----
         TOTAL REVENUE...........................    $72,903         $69,988        $82,847
         OPERATING EXPENSES
           Commissions and fees..................     28,320          29,281         40,615
           Other operating expenses..............     37,037          38,091         38,549
                                                     -------         -------        -------
         OPERATING INCOME........................    $ 7,546         $ 2,616        $ 3,683
          % of revenue...........................       10.4%            3.7%           4.4%
                                                     =======         =======        =======

     Total revenue for the year ended December 31, 2004 was $72.9 million compared to $70.0 million for the year ended December 31, 2003. First year revenue for the year ended December 31, 2004, was $26.2 million compared to $21.5 million for the year ended December 31, 2003. First year 2004 revenue for the year ended December 31, 2004 included $8.6 million for one large case. Renewal revenue for the year ended December 31, 2004, was $46.5 million compared to $48.2 million for the year ended December 31, 2003. The increase in first year revenues was partially offset by decreases in renewal revenues relating to the loss of three large clients ($2.3 million) and over funding of certain corporate plans. Commission expense as a percentage of total revenue declined to 38.8% for the year ended December 31, 2004, from 41.8% for the year ended December 31, 2003, due to the mix of sales by employee consultants who are paid a lower commission and the mix between first year versus renewal revenue. General and administrative expense for the year ended December 31, 2004, was lower than the year ended December 31, 2003, due mainly to lower headcount (234 for 2004 and 250 for 2003) and facility costs despite a charge of approximately $1.1 million for legal costs associated with the MacDonald settlement in June of 2004.

     First year revenue for the year ended December 31, 2003 was approximately $7.9 million lower than for the year ended December 31, 2002, in the Executive Benefits Practice, reflecting the continued difficult economic and legislative environment, which most directly affects this segment of the business. First year revenue for the year ended December 31, 2003, includes approximately $785 thousand from the execution of a supplemental compensation arrangement with one of our insurance carriers. Renewal revenue also declined approximately $5.0 million from the year ended December 31, 2002, as a result of split dollar legislation and lower deferrals into executive benefit plans. Commission expense as a percentage of total revenue declined from 49.0% for the year ended December 31, 2002, to 41.8% for the year ended December 31, 2003, due to the higher percentage of sales by employees who are paid on a lower commission grid. General and administrative expense for the year ended December 31, 2003, includes approximately $800 thousand of restructuring charges recorded for the ongoing consolidation of the business support services and $711 thousand of charges associated with other severance agreements and lease terminations.

         Banking Practice


                                                                 OPERATING RESULTS
                                                              YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                          2004           2003           2002
                                                          ----           ----           ----
         TOTAL REVENUE...........................       $145,249       $165,839       $116,036
         OPERATING EXPENSES
           Commissions and fees..................         40,969         55,016         45,322
           Other operating expenses..............         57,177         55,602         33,561
                                                        --------       --------       --------
         OPERATING INCOME........................       $ 47,103       $ 55,221       $ 37,153
          % of revenue...........................           32.4%          33.3%          32.0%
                                                        ========       ========       ========

     Total revenue decreased 12.4% to $145.2 million for the year ended December 31, 2004, from $165.8 million for the year ended December 31, 2003. First year revenues for the year ended December 31, 2004 were impacted by a soft market for BOLI products, interest rates, and sales force changes that occurred in the second quarter of 2004. Total revenue for the year ended December 31, 2004 and 2003 included approximately $6.6 million and $4.7 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the year ended December 31, 2004 and December 31, 2003, was $98.4 million and $99.5 million, respectively. Commission expense for the year ended December 31, 2004, was $41.0 million, or 28.2% of revenue, compared to $55.0 million, or 33.2% of revenue, for the same period in 2003. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employee consultants versus independent producers and the mix between first year revenues and renewal revenues. In addition, we do not pay commission expense on the revenue associated with the supplemental compensation arrangements. In the second half of 2003, Banking Practice acquired two of its former independent producer organizations. General and administrative expense for the year ended December 31, 2004, was $44.9 million, or 30.9% of revenue, compared to $40.4 million, or 24.3% of revenue, for the comparable period in 2003. We terminated seventeen of our Banking Practice employees, representing roughly 6% of the Practice's employees, or 2% of our employees in September of 2004. The actions resulted in $230 thousand of severance costs and are expected to result in annual operating expense savings of approximately $1.5 million. The higher percentage of general and administrative expenses to revenue reflects increased operating expenses relating to former independent producers and the lower revenue base. Amortization expense for the year ended December 31, 2004 and 2003, was $12.3 million and $15.2 million, respectively. The decrease is based on the timing of scheduled amortization of our inforce revenue and a $550 thousand adjustment to the purchase accounting for the LongMiller acquisition in the third quarter of 2003.

     Total first year revenue increased 3.1% to $66.1 million for the year ended December 31, 2003 from $64.2 million for the year ended December 31, 2002. Revenue in 2003 from the large bank sector of the business declined significantly from 2002 due to the sustained low interest rate environment. Increases in the community bank sector more than offset the first year revenue decrease in the large bank sector. Renewal revenue for the year ended December 31, 2003 includes $2.0 million related to the Administrative Services Agreement entered into on September 25, 2002 with an affiliate of AUSA Holding, Inc along with $2.7 million in first year revenue from the execution of supplemental compensation arrangements with two other insurance carriers during 2003. Approximately $40.0 million of the 2003 increase in renewal revenue is attributable to the securitized inforce revenue stream from the acquisition of LongMiller. Commission expense for the year ended December 31, 2003 was $55.0 million, or 33.2% of revenue, compared to $45.3 million, or 39.1% of revenue, in the same period in 2002. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employees. In addition, a larger percentage of total revenue consisted of renewal revenue, which has a lower commission expense percentage. We do not pay commission expense on the revenue associated with the supplemental compensation arrangements. General and administrative expense for the year ended December 31, 2003, was $40.2 million, or 24.2% of revenue, compared to $30.8 million, or 26.6% of revenue, for the comparable period in 2002. 2003 expenses included twelve months for the LongMiller operation compared to one month in 2002, and operating expenses for the fourth quarter 2003 acquisition of Shoemaker and Blackwood. The lower percentage of general and administrative expenses to revenue reflects the relatively lower costs associated with the revenue stream from the LongMiller acquisition.

         Healthcare Group


                                                            OPERATING RESULTS
                                                         YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    2004          2003          2002
                                                    ----          ----          ----
         TOTAL REVENUE........................     $35,684       $36,100       $37,906
         OPERATING EXPENSES
           Commissions and fees...............       4,073         4,193         4,061
           Other operating expenses...........      27,197        27,060        29,027
                                                   -------       -------       -------
         OPERATING INCOME ....................     $ 4,414       $ 4,847       $ 4,818
          % of revenue........................        12.4%         13.4%         12.7%
                                                   =======       =======       =======

     Healthcare Group revenues were slightly lower (1.2%) for the year ended December 31, 2004, compared to the prior year. First year commission revenue for the year ended December 31, 2004, was lower by $3.3 million than the prior year due to a lower number of new implementation projects and lower add-on commissions as a result of split dollar regulations and clients electing to split consulting engagements from the company who sells the funding solution. However, consulting revenue (included in first year revenue) increased over the prior year by $1.7 million due to growth in several services. Renewal revenue for the year ended December 31, 2004 was approximately $10.4 million compared to $9.1 million for the year ended December 31, 2003. General and administrative expenses remained flat due to cost containment efforts.

     Healthcare Group revenues were slightly lower (4.8%) for the year ended December 31, 2003, compared to the prior year. Healthcare's 2002 performance was strong and the 2003 healthcare environment was challenging especially for revenues in the areas of labor services, rank and file compensation, and physician services. For the year ended December 31, 2003, commission and general and administrative expenses include approximately $435 thousand and $335 thousand, respectively, for costs associated with a severance agreement. General and administrative expense for the year ended December 31, 2002, included one time charges of $729 thousand for write off of leasehold improvements from a previous office space and severance associated with the downsizing of existing staff levels.

         Pearl Meyer & Partners


                                                            OPERATING RESULTS
                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                    2004          2003           2002
                                                    ----          ----           ----
         TOTAL REVENUE....................         $33,111       $26,871        $22,333
         OPERATING EXPENSES...............          27,682        25,773         22,449
                                                   -------       -------       --------
         OPERATING INCOME (LOSS)..........         $ 5,429       $ 1,098       ($   116)
          % of revenue....................            16.4%          4.1%         (0.5%)
                                                   =======       =======       ========

     As of October 1, 2003, we transferred part of the operations of the Human Capital Practice to Pearl Meyer & Partners. As a result, all years presented have been reclassified to reflect this transfer. Executive compensation consulting services have seen an increase in demand over 2003, as companies and compensation committees increase their focus on executive compensation.

     Total consulting revenue increased 23.2% to $33.1 million for the year ended December 31, 2004, compared to $26.9 million for the year ended December 31, 2003. The practice continues to experience more sales activity as a result of additional engagements in its areas of expertise of corporate governance and executive compensation due, in part, to increased public scrutiny of these areas. General and administrative expense was $27.7 million for the year ended December 31, 2004, compared to $25.8 million for the year ended December 31, 2003 reflecting higher headcount (97 in 2004 and 83 in 2003).

     Total consulting revenue increased 20.3% to $26.9 million for the year ended December 31, 2003, compared to $22.3 million for the year ended December 31, 2002. The practice continues to experience more sales activity as a result of additional engagements in its areas of expertise of corporate governance and executive compensation due, in part, to increased public scrutiny of these areas. General and administrative expense was $23.3 million for the year ended December 31, 2003, compared to $20.9 million for the year ended December 31, 2002 reflecting higher headcount (83 in 2003 and 37 in 2002).

         Human Capital Practice


                                                            OPERATING RESULTS
                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                    2004          2003          2002
                                                    ----          ----          ----
         TOTAL REVENUE.....................        $8,574       $ 8,540       $ 5,043
         OPERATING EXPENSES
           Commissions and fees............           930           125             -
           Other operating expenses........         7,861        19,773        10,464
                                                  -------      --------      --------
         OPERATING LOSS....................       ($  217)     ($11,358)     ($ 5,421)
          % of revenue.....................         (2.5%)      (133.0%)      (107.5%)
                                                  =======      ========      ========

     The Human Capital Practice was formed by combining our existing Rewards and Performance Group with 10 partners and 74 employees from Arthur Andersen's Human Capital Practice in May 2002. The Human Capital Practice results have been negatively affected by the inability of the former Andersen employees to retain their Andersen client base or develop and sell into new relationships.

     In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice (including the Rewards and Performance Group) were transferred to the Pearl Meyer & Partners practice. As a result, all periods presented have been reclassified to reflect this transfer. The Human Capital Practice exited certain revenue producing activities in connection with the fourth quarter 2003 reorganization. We recorded a charge of approximately $7.5 million in the fourth quarter 2003 relating to the reorganization of which $3.3 million remains on the consolidated balance sheet as of December 31, 2004.

     Significant reductions in operating expenses in 2004 versus 2003 were achieved based on the reorganization in the fourth quarter of 2003. Headcount at December 31, 2004 was 38 compared to 50 at December 31, 2003 and 109 at December 31, 2002. Rent and facility costs were significantly lower for the year ended December 31, 2004 compared to the year ended December 31, 2003 based on the vacated facilities as part of the fourth quarter 2003 reorganization.

     Revenues and operating expenses were lower in 2002 than in 2003 due to HCP only operating for 6 1/2 months in 2002 versus 12 months in 2003.

     Effective January 1, 2005, the Human Capital Practice was merged into the Executive Benefits Practice.

         Federal Policy Group


                                                   OPERATING RESULTS
                                                YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                           2004           2003            2002
                                           ----           ----            ----
         TOTAL REVENUE.............       $15,707        $14,855         $9,520
         OPERATING EXPENSES........        11,026          8,257          5,426
                                          -------        -------         ------
         OPERATING INCOME..........       $ 4,681        $ 6,598         $4,094
          % of revenue.............          29.8%          44.4%          43.0%
                                          =======        =======         ======

     Federal Policy Group was acquired on February 25, 2002. Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations, and other businesses before Congress, the Treasury Department, and other federal agencies on legislative and regulatory matters. Results for the years ended December 31, 2004 and 2003, included approximately $3.0 million of revenue from success fees. Results for the year ended December 31, 2004 and 2003 included approximately $2.6 million and $1.6 million of revenue and approximately $551 thousand and $265 thousand of operating income, respectively, related to four employees hired during the second quarter of 2003. Results for the year ended December 31, 2002 represented 10 months of activity.

LIQUIDITY AND CAPITAL RESOURCES

     Selected Measures of Liquidity and Capital Resources.

                                                    AS OF DECEMBER 31,
                                                    ------------------
                                                    2004          2003
                                                   -------       ------
Cash and cash equivalents..................        $23,199       $3,156
Working capital (1) .......................        $ 9,087       $2,623
Current ratio -- to one....................           1.12         1.04
Stockholders' equity per common share (2)..        $ 14.92       $13.95
Debt to total capitalization (3) ..........          54.2%        57.7%

--------------
(1) Includes restricted cash and current portion of debt associated with asset-backed notes.
(2) Total stockholders' equity divided by actual shares outstanding at year-end.
(3) Current debt plus long-term debt divided by current debt plus long-term debt plus stockholders' equity

     In addition to our tangible balance sheet assets and liabilities, we have an on-going non-securitized renewal revenue stream, estimated to be $790.6 million, on a gross basis, over the next ten years. This on-going renewal revenue stream reflects current conditions and is not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received. See "Estimated Future Gross Renewal Revenue" section in the next few pages.

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


                                      YEAR ENDED DECEMBER 31,
                               -------------------------------------------
                                  2004            2003           2002
                                  ----            ----           ----
Cash flows from (used in):
Operating activities........     $61,183        $74,613        $ 21,520
Investing activities........     (13,992)       (13,585)       (371,005)
Financing activities........     (27,148)       (72,138)        353,544

     Cash Flows from Operating Activities

     Our cash flow from operating activities for the twelve months ended December 31, 2004, 2003, and 2002 were as follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                               2004         2003          2002
                                                               ----         ----          ----
         Net income plus non-cash expenses..............      $53,889      $47,011       $33,874
         Changes in operating assets and liabilities....        7,294       27,602       (12,354)
                                                              -------      -------       -------
         Cash flow from operating activities............      $61,183      $74,613       $21,520
                                                              =======      =======       =======

     The non-cash expenses mentioned above include depreciation of equipment and leasehold improvements, amortization of intangibles, charges for performance-based stock options issued to non-employee producers, and deferred tax expense. In the first quarter of 2004, we wrote off approximately $1.5 million of costs associated with a securitization financing that we are no longer pursuing. Cash provided by changes in operating assets and liabilities included a reduction of accounts receivable ($3.1 million), primarily as a result of improved collection efforts, and an increase in non-current liabilities primarily as a result of increased contributions and earnings in our deferred compensation plans ($3.6 million).

     Estimated Future Gross Renewal Revenue

     The following tables represent the estimated gross renewal revenue associated with the business-owned life insurance policies owned by our clients as of December 31, 2004. The projected gross revenues are not adjusted for mortality, lapse, or other factors that may impair realization, have not been discounted to reflect their net present value, and do not reflect the commission expense we must pay to consultants when we recognize the related revenue. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be realized in the future.

     Non-securitized Gross Inforce Revenues. The following table represents the estimated gross inforce revenue associated with business-owned life insurance policies owned by our clients as of December 31, 2004, not including estimated securitized inforce revenues, which are set forth in a separate table.


                                           EXECUTIVE            BANKING        HEALTHCARE
                                       BENEFITS PRACTICE        PRACTICE          GROUP           TOTAL
                                     ----------------------  ---------------  --------------  ---------------
                2005                       $ 43,739             $ 46,873         $ 5,626         $ 96,238
                2006                         38,038               45,286           5,419           88,743
                2007                         34,529               43,767           5,187           83,483
                2008                         28,874               43,879           4,733           77,486
                2009                         27,692               42,607           4,254           74,553
                2010                         25,315               43,758           3,837           72,910
                2011                         24,096               45,300           3,360           72,756
                2012                         24,030               46,676           2,726           73,432
                2013                         24,590               48,147           2,027           74,764
                2014                         24,842               49,905           1,525           76,272
                                           --------             --------         -------         --------
      Total December 31, 2004              $295,745             $456,198         $38,694         $790,637
                                           ========             ========         =======         ========
      Total December 31, 2003              $346,978             $433,294         $38,146         $818,418
                                           ========             ========         =======         ========

     The 10-year inforce revenues net of commission expense are $628.1 million as of December 31, 2004, as compared to $612.6 at December 31, 2003.

     Securitized Gross Inforce Revenues. The following table represents the estimated gross renewal revenue associated with our securitized inforce bank-owned life insurance policies as of December 31, 2004. These revenue streams are restricted for the specific purpose of paying off our asset-backed notes which were issued in connection with the acquisition of LongMiller in November 2002.

                                                   BANKING PRACTICE
                                                   ----------------
          2005.....................                    $ 45,388
          2006.....................                      47,407
          2007.....................                      50,170
          2008.....................                      52,892
          2009.....................                      54,846
          2010.....................                      56,983
          2011.....................                      58,579
          2012.....................                      60,908
          2013.....................                      63,591
          2014.....................                      66,146
                                                       --------
          Total December 31, 2004                      $556,910
                                                       ========
          Total December 31, 2003                      $572,020
                                                       ========

     The 10-year inforce revenue net of commission expense is $403.0 million and $438.0 million, as of December 31, 2004 and 2003, respectively.

     Pearl Meyer & Partners, Human Capital Practice, and Federal Policy Group generate fee-based revenues and do not produce inforce revenues.

     Cash Used in Investing Activities

     During the year ended December 31, 2004, $9.2 million of our cash was used for contingent consideration payments to prior owners of businesses we acquired and $4.8 million of our cash was used for purchases of equipment.

     A substantial portion of the purchase price used to fund acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue and be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

     Cash Flows from Financing Activities

     For the year ended December 31, 2004, approximately $27.1 million of cash was used primarily ($28.0 million) for the net repayment of borrowings.

     As of December 31, 2004, there was restricted cash of approximately $12.0 million, a decrease of $6.9 million from December 31, 2003, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

     In May 2004, we received proceeds of approximately $17.5 million from our participation in a pooled trust preferred transaction, in which we issued $18.0 million aggregate principal amount of long-term subordinated debt securities with a floating rate based on three month LIBOR plus a spread of 380 basis points (5.96% as of December 31, 2004). We used the net proceeds to pay down the term portion of our credit facility. The pooled trust preferred debt is payable in one payment due in 30 years with interest paid quarterly.

     In November 2003, we amended and restated our December 28, 1999 Credit Agreement revising the amount available under the credit facility to $80.0 million for a three year period ending December 31, 2006. In December 2003, a new participant bank was added to the facility increasing the facility amount to $90 million. The credit facility amount was reduced dollar for dollar by $18.0 million of repayments in 2003 and 2004 on the term portion of the facility. We had $72.0 million available under our credit line at December 31, 2004. Our assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller. In September 2004, we amended our credit agreement to allow for potential stock repurchases and dividend payments. The remaining provisions of the agreement remained substantively the same.

     The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of December 31, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER CONTRACTUAL OBLIGATIONS

     We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. Set forth below is a summary presentation of our contractual obligations as of December 31, 2004, which are expected to become due and payable during the periods specified.


                                                                            PAYMENTS DUE BY PERIOD

                                                                 LESS THAN                                           MORE THAN
            CONTRACTUAL OBLIGATIONS                TOTAL           1 YEAR          1-3 YEARS       3-5 YEARS          5 YEARS
            -----------------------                -----           ------          ---------       ---------          -------
Debt obligations...............................    $324,549        $14,927          $20,291         $26,689           $262,642
Operating lease obligations....................      43,282          8,773           15,029          11,243              8,237
Contingent considerations for acquisitions.....      18,296         10,093            8,203               -                  -
                                                   --------        -------          -------         -------           --------
                     Total                         $386,127        $33,793          $43,523         $37,932           $270,879
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2004, we had total outstanding indebtedness of $324.5 million, or approximately 113.8% of total market capitalization. Of our outstanding debt, $274.8 million was subject to an average fixed rate of 6.4% at December 31, 2004. Of our outstanding debt, $4.7 million was subject to fixed rates of 10.0% at December 31, 2004. The amount outstanding on our three pooled trust preferred debt issues is $45.0 million as of December 31, 2004 (average interest rate of 6.2% as of December 31, 2004).

     On May 14, 2004, we entered into an interest rate swap with a total non-amortizing notional value of $7 million to hedge our LIBOR-based debt. The notional amount of the interest rate swap entered into in January of 2003 amortizes at the rate of $1.4 million per quarter. The terms of the interest rate swaps are as follows:


                                             NOTIONAL AMOUNT
        EFFECTIVE                            AT DECEMBER 31,     FIXED RATE    VARIABLE RATE   FAIR VALUE AS OF
          DATE            MATURITY DATE            2004          TO BE PAID   TO BE RECEIVED   DECEMBER 31, 2004
          ----            -------------            ----          ----------   --------------   -----------------
    January 7, 2003    December 31, 2007         $16,800           2.85%           LIBOR                $132
    May 18, 2004       March 31, 2009            $ 7,000           4.44%           LIBOR               ($172)
                                                                                                       -----
                                                                                   TOTAL               ($ 40)
                                                                                                       =====

     We have exposure to changing interest rates and, as discussed in Note 16, "Financial Instruments" to the consolidated financial statements, will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps, which we have entered into, are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at December 31, 2004. Interest on the remaining $21.2 million of unhedged debt at December 31, 2004, bears interest at three-month LIBOR plus a weighted average of 400 basis points. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $212 thousand on interest expense on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements are included under Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

     Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their attestation report concurring with management's assessment, which is included below.

         March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clark, Inc.
North Barrington, Illinois

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, that Clark, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 2, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 2, 2005

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 regarding directors is incorporated by reference from the information under the captions "Election of Directors" and "Continuing Directors" in our definitive Proxy Statement for the 2005 Annual Meeting of the Stockholders (the "Proxy Statement"). The information required by
Item 10 regarding audit committee and audit committee financial expert disclosures are incorporated by reference from the information under the caption "Committees-Composition and Meetings of the Board of Directors-Audit Committee" in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in the Proxy Statement. The information required by Item 10 regarding executive officers will be contained in the Proxy Statement under the caption "Our Executive Officers."

     We have adopted a code of business conduct and ethics, entitled "Clark Consulting Code of Ethics and Business Conduct" (the "Code of Ethics") as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code applies to all of our directors, officers, and employees. We have also adopted a corporate governance policy (the "Governance Policy") and a charter for each of our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee (collectively, the "Committee Charters"). We have posted the Code of Ethics, the Governance Policy, and each of the Committee Charters on our website at www.clarkconsulting.com under "corporate governance" in the "investors" section of our website. We will post on our website any amendments to, or waivers from, our Code of Ethics applicable to any of our directors or executive officers. The foregoing information will also be available in print to any stockholder who requests such information.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from our 2005 proxy statement under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises and Year-End Values," "Compensation of Directors," "Executive Officer Employment Agreements," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is hereby incorporated by reference from our 2005 proxy statement under the caption "Ownership of Common Stock by Certain Beneficial Owners and Management" and under the caption "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from our 2005 proxy statement under the caption "Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2005 proxy statement under the caption "Principal Accounting Firm Fees."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

     (1) Financial Statements

         Report of Independent Registered Public Accounting Firm
         Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Income for the years ended December 31,
           2004, 2003, and 2002
         Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 2004, 2003, and 2002
         Consolidated Statements of Cash Flows for the years ended December 31,
           2004, 2003, and 2002
         Notes to the Consolidated Financial Statements

     (2) Financial Statement Schedules

     None.

     Schedules not listed above have been omitted because they are not required, are not applicable, are shown in the related financial statements or notes thereto or the amounts are immaterial.

     (3) Exhibits

     The information required by this Item 15(a)(3) is set forth in the Exhibit Index immediately following our notes to consolidated financial statements. The exhibits listed herein will be furnished upon written request to "Vice-President of Investor Relations" located at our corporate headquarters and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

                          CLARK, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                         PAGE
                                                                                                                         ----
       Report of Independent Registered Public Accounting Firm...................................................          39

       Consolidated Balance Sheets as of December 31, 2004 and 2003..............................................          40

       Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002...................          41

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002.....          42

       Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002...............          43

       Notes to Consolidated Financial Statements................................................................          44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Clark, Inc.
North Barrington, Illinois

We have audited the accompanying consolidated balance sheets of Clark, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clark, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 2, 2005

                          CLARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                    DECEMBER 31,
                                                                            -----------------------------
                                                                                2004             2003
                                                                            -------------     -----------
                                               ASSETS
         CURRENT ASSETS
           Cash and cash equivalents...................................       $ 23,199         $  3,156
           Restricted cash.............................................         12,020           18,966
           Accounts and notes receivable, net..........................         44,388           47,478
           Prepaid income taxes........................................          1,479            2,931
           Deferred tax assets.........................................            782              253
           Other current assets........................................          2,445            3,149
                                                                              --------         --------
                   TOTAL CURRENT ASSETS................................         84,313           75,933
                                                                              --------         --------
         INTANGIBLE ASSETS, NET........................................
           Net present value of inforce revenue........................        439,644          455,495
           Goodwill....................................................        138,768          126,888
           Non-compete agreements......................................          5,834            7,420
                                                                              --------         --------
                   TOTAL INTANGIBLE ASSETS, NET........................        584,246          589,803
                                                                              --------         --------
         EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET ....................         12,140           13,284
         CASH SURRENDER VALUE OF LIFE INSURANCE........................          8,111            4,944
         OTHER ASSETS..................................................         12,483           15,339
                                                                              --------         --------
                   TOTAL ASSETS........................................       $701,293         $699,303
                                                                              ========         ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES
           Accounts payable............................................         $3,886         $  8,129
           Accrued liabilities.........................................         54,145           46,648
           Deferred revenue............................................          2,268            1,980
           Recourse debt maturing within one year......................          1,295            8,120
           Non-recourse debt maturing within one year..................         13,632            8,433
                                                                              --------         --------
                   TOTAL CURRENT LIABILITIES...........................         75,226           73,310
         TRUST PREFERRED DEBT..........................................         45,000           27,000
         LONG-TERM RECOURSE DEBT.......................................          3,427           28,672
         LONG-TERM NON-RECOURSE DEBT...................................        261,195          280,296
         DEFERRED TAX LIABILITIES......................................         24,752           14,057
         DEFERRED COMPENSATION.........................................          8,215            6,563
         INTEREST RATE SWAP ...........................................             40              157
         OTHER NON-CURRENT LIABILITIES.................................          9,252           10,980
                                                                              --------         --------
                    TOTAL  LIABILITIES.................................        427,107          441,035
                                                                              --------         --------
         CONTINGENCIES AND COMMITMENTS (NOTES 9, 20 AND 24)

         STOCKHOLDERS' EQUITY
           Preferred stock
              Authorized -- 1,000,000 shares; $0.01 par value, none issued           -                -
           Common stock
              Authorized -- 40,000,000 shares; $0.01 par value issued --
              18,921,903 in 2004 and 18,580,374 in 2003................            188              186
           Paid in capital.............................................        193,849          190,876
           Retained earnings...........................................         87,803           69,643
           Other comprehensive income (loss)...........................           (135)            (245)
           Deferred compensation.......................................          1,898                -
           Treasury stock, at cost, 549,171 shares in 2004 and 65,171
              shares in 2003...........................................         (9,417)          (2,192)
                                                                              --------         --------
         TOTAL STOCKHOLDERS' EQUITY....................................        274,186          258,268
                                                                              --------         --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................       $701,293         $699,303
                                                                              ========         ========

                See accompanying notes to consolidated financial
                                  statements.

                          CLARK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                        2004          2003          2002
                                                                     -----------    ----------   -----------
               REVENUE
                 First year commissions and related fees...........   $   97,472    $  113,298    $  123,607
                 Renewal commissions and related fees..............      157,480       159,082       114,963
                 Consulting fees...................................       54,516        47,205        34,973
                 Reimbursable expenses.............................        6,114         6,344         5,043
                                                                      ----------    ----------    ----------
               TOTAL REVENUE.......................................      315,582       325,929       278,586
                                                                      ----------    ----------    ----------
               OPERATING EXPENSES
                 Commissions and fees..............................       74,292        88,615        90,273
                 General and administrative........................      164,278       158,923       140,308
                 Reimbursable expenses.............................        6,114         6,344         5,043
                 Amortization......................................       18,158        21,579         9,249
                 Settlement of litigation..........................            -        (1,500)            -
                 Human Capital Practice reorganization.............         (198)        7,490             -
                                                                      ----------    ----------    ----------
               TOTAL OPERATING EXPENSES............................      262,644       281,451       244,873
                                                                      ----------    ----------    ----------
               OPERATING INCOME....................................       52,938        44,478        33,713
               OTHER INCOME (EXPENSE), NET.........................       (1,499)          302           262
               INTEREST, NET.......................................
                 Income............................................          262           281           350
                 Expense...........................................      (22,319)      (24,290)       (4,070)
                                                                      ----------    ----------    ----------
               TOTAL INTEREST, NET.................................      (22,057)      (24,009)       (3,720)
                                                                      ----------    ----------    ----------
               Income before taxes and cumulative effect of change
                 in accounting principle...........................       29,382        20,771        30,255
               Income taxes........................................       11,222         8,089        12,404
                                                                      ----------    ----------    ----------
               Income before cumulative effect of change in
                 accounting principle, net of tax..................       18,160        12,682        17,851
               Cumulative effect of change in accounting
                 principle, net of tax.............................            -             -          (523)
                                                                      ----------    ----------    ----------
               NET INCOME..........................................   $   18,160    $   12,682    $   17,328
                                                                      ==========    ==========    ==========
               Basic earnings per common share, before cumulative
                 effect of change in accounting principle..........   $     0.98    $     0.69    $     1.06
               Cumulative effect of change in accounting principle.            -             -         (0.03)
                                                                      ----------    ----------    ----------
               Basic earnings per common share.....................   $     0.98    $     0.69    $     1.03
                                                                      ==========    ==========    ==========
               Weighted average shares outstanding - Basic.........   18,542,232    18,338,963    16,896,657
                                                                      ==========    ==========    ==========
               Diluted earnings per common share, before
                 cumulative effect of change in accounting
                 principle ........................................   $     0.97    $     0.68    $     1.02
               Cumulative effect of change in accounting principle.            -             -         (0.03)
                                                                      ----------    ----------    ----------
               Diluted earnings per common share...................   $     0.97    $     0.68    $     0.99
                                                                      ==========    ==========    ==========
               Weighted average shares outstanding - Diluted.......   18,805,518    18,740,934    17,513,106
                                                                      ==========    ==========    ==========

                See accompanying notes to consolidated financial
                                  statements.

                          CLARK, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                          COMMON STOCK
                                       -------------------
                                                                                          DEFERRED       OTHER           TOTAL
                                                          PAID IN   RETAINED  TREASURY  COMPENSATION  COMPREHENSIVE   STOCKHOLDERS'
                                        SHARES    AMOUNT  CAPITAL   EARNINGS    STOCK      STOCK      INCOME(LOSS)      EQUITY
                                        ------    ------  -------   --------    -----      -----      ------------      ------
Balance at January 1, 2002........... 16,524,070  $165   $157,680   $39,633   ($1,286)    $    -        $  -           $196,192
  Issuance of common stock in
    connection with acquisitions.....  1,459,413    15     26,518         -         -          -           -             26,533
  Non-employee compensation..........          -     -        474         -         -          -           -                474
  Exercise of stock options -- net
    of redemptions and tax effect....     72,664     1        697         -       (73)         -           -                625
  Issuance of stock to directors.....      4,371     -        100         -         -          -           -                100
  Net activity related to employee
    stock purchase plan..............          -     -       (130)        -         -          -           -               (130)
  Net income.........................          -     -          -    17,328         -          -           -             17,328
                                      ----------  ----   --------   -------    ------     ------       -----           --------
Balance at December 31, 2002......... 18,060,518   181    185,339    56,961    (1,359)         -           -            241,122
  Issuance of common stock in
    connection with acquisitions.....    289,542     3      3,682         -         -          -           -              3,685
  Non-employee compensation..........          -     -        330         -         -          -           -                330
  Exercise of stock options - net of
    redemptions and tax effect.......    164,218     2      2,059         -       (73)         -           -              1,988
  Issuance of stock to directors.....        925     -         15         -         -          -           -                 15
  Net activity related to employee
    stock purchase plan..............          -     -       (549)        -         -          -           -               (549)
  Purchase of company stock..........          -     -          -         -      (760)         -           -               (760)
  Change in value of interest rate
    swaps, net of tax................          -     -          -         -         -          -        (245)              (245)
  Net income.........................          -     -          -    12,682         -          -           -             12,682
                                      ----------  ----   --------   -------    ------     ------       -----           --------
Balance at December 31, 2003......... 18,515,203   186    190,876    69,643    (2,192)         -        (245)           258,268
  Issuance of common stock in
    connection with acquisitions.....     62,918     1      1,096         -         -          -           -              1,097
  Deferred compensation stock........    125,111     -          -         -         -      1,898           -              1,898
  Exercise of stock options - net of
    redemptions and tax effect.......    153,500     1      1,687         -         -          -           -              1,688
  Net activity related to employee
    stock purchase plan..............          -     -        190         -         -          -           -                190
  Purchase of company stock..........   (484,000)    -          -         -    (7,225)         -           -             (7,225)
  Change in value of interest rate
    swaps, net of tax................          -     -          -         -         -          -         110                110
  Net income.........................          -     -          -    18,160         -          -           -             18,160
                                      ----------  ----   --------   -------    ------     ------       -----           --------
Balance at December 31, 2004......... 18,372,732  $188   $193,849   $87,803   ($9,417)    $1,898       ($135)          $274,186
                                      ==========  ====   ========   =======   =======     ======       =====           ========

                See accompanying notes to consolidated financial
                                  statements.

                          CLARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                             (DOLLARS IN THOUSANDS)


                                                                       YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                     2004         2003        2002
                                                                  -----------   ---------    --------
         OPERATING ACTIVITIES
           Net income ............................................  $18,160     $ 12,682    $ 17,328
           Adjustments to reconcile net income to cash
              provided by operating activities:
                   Depreciation and amortization..................   23,822       27,257      13,600
                   Write off of securitization financing
                     costs........................................    1,503            -           -
                   Cumulative  effect of  change in  accounting
                     principle....................................        -            -         892
                   Non-employee stock compensation................        -          345         574
                   Deferred taxes.................................   10,159        6,131       1,129
                   Loss on disposal of assets.....................      245          596         351
              Changes in operating assets and liabilities
                    (excluding the effects of acquisitions):
                   Accounts receivable............................    3,090       18,002      (7,924)
                   Other current assets...........................      704         (305)     (1,045)
                   Other assets...................................   (1,186)         818      (6,825)
                   Accounts payable...............................   (4,243)        (334)      1,723
                   Income taxes...................................    1,452          322      (6,728)
                   Tax effect of stock option benefit.............      149          356          24
                   Accrued liabilities............................    2,787         (425)      4,262
                   Deferred income................................      288         (369)      1,829
                   Other non-current liabilities..................      703        6,753       1,152
                   Deferred compensation..........................    3,550        2,784       1,178
                                                                    -------     --------    --------
         Cash provided by operating activities....................   61,183       74,613      21,520
                                                                    -------     --------    --------
         INVESTING ACTIVITIES
           Purchase of businesses, net of cash acquired              (9,227)      (9,162)   (363,233)
           Purchases of equipment.................................   (4,765)      (4,423)     (7,772)
                                                                    -------     --------    --------
         Cash used in investing activities........................  (13,992)     (13,585)   (371,005)
                                                                    -------     --------    --------
         FINANCING ACTIVITIES
           Proceeds from borrowings...............................   70,210       39,500     385,130
           Repayment of borrowings................................  (98,182)    (105,692)    (10,892)
           Debt financing costs...................................     (628)      (1,413)     (5,057)
           Cash  restricted  for the repayment of  non-recourse
             notes................................................    6,946       (4,901)    (14,065)
           Exercise of stock options..............................    1,540        1,633         601
           Purchase of company stock (deferred comp plan).........        -         (760)          -
           Net activity related to employee stock purchase plan...      190         (505)       (130)
           Repurchase of company stock............................   (7,224)           -           -
           Settlement of interest rate swap.......................        -            -      (2,043)
                                                                    -------     --------    --------
         Cash (used in) provided by financing activities            (27,148)     (72,138)    353,544
                                                                    -------     --------    --------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....   20,043      (11,110)      4,059
         CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR.......    3,156       14,266      10,207
                                                                    -------     --------    --------
         CASH AND CASH EQUIVALENTS AT END OF THE YEAR.............  $23,199     $  3,156    $ 14,266
                                                                    =======     ========    ========
         Supplemental Disclosure for Cash Paid during the
         Period:
            Interest paid.........................................  $21,127     $ 21,779    $  3,638
            Income taxes, net of refunds..........................    ($389)    $  1,354    $ 17,636
         Supplemental Non-Cash Information:
            Fair value of common stock issued in connection
               with acquisition contingent payouts................  $ 1,096     $  3,055    $  5,289
                                                                    =======     ========    ========
            Fair value of common stock issued in connection
              with acquisitions...................................  $     -     $    630    $ 21,244
                                                                    =======     ========    ========
            Asset-backed notes issued to sellers in connection
               with acquisition...................................  $     -     $      -    $ 37,350
                                                                    =======     ========    ========

                See accompanying notes to consolidated financial
                                  statements.

                          CLARK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004

   (TABLES SHOWN IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements include the accounts of Clark, Inc. (the "Company") and its wholly owned subsidiaries. Through the Company's six operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Pearl Meyer & Partners, Human Capital Practice, and Federal Policy Group, the Company designs, markets, and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark Securities, Inc. ("CSI"), a registered broker/dealer through which it sells all its securities products and receives related commissions. All significant intercompany amounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

     Revenue Recognition -- First year commissions and related fees are recognized as revenue in the amount due or paid by the carrier at the time the policy application is substantially completed, the initial premium payment is paid (which is the effective date of the insurance policy), and the insured party is contractually committed to purchase the insurance policy or, in certain instances, when cash is received. Fees for program design and placement are recognized in a manner consistent with commissions. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on whether a policy is considered fixed or variable. Fixed renewal policies have predictable set premium amounts. Revenue on these policies is recognized on the premium due date. Variable renewal policy premiums can be based upon such items as value of underlying investments in the policy, cash surrender value of the policy, or mutual fund values. In some cases, the Company is able to obtain information directly from the carriers allowing the Company to reasonably and reliably estimate the expected renewal premiums. Revenue is recognized based upon these estimates at a policy's renewal date. For those policies where the Company is unable to obtain information to reasonably estimate the expected renewal premiums, revenue is not recognized until the confirmation has been received from the insurance carrier that the client's premium payment has been received. The Company is notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are infrequent and minor. Revenue associated with policies to be surrendered is not recognized. Given the homogenous nature of such cases and historical information about chargebacks, the Company is able to accurately estimate the revenue earned. The Company currently maintains a chargeback allowance, which is monitored on a quarterly basis for adequacy. Service fees are received annually on the policy anniversary date. Fees related to future services to be provided are recognized as the services are rendered. The majority of fees under these agreements are billed annually at the beginning of the service period. The revenue is recognized on a straight-line basis over the service period. The services expected to be performed for the client are outlined in the servicing agreements. Consulting fee revenue consists of fees charged by Pearl Meyer & Partners, Human Capital Practice, and Federal Policy Group for the services the Company performs in advising its clients. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the services are rendered.

     Commissions and Fee Expense -- Commissions and fee expense comprise the portion of the total commission revenue that is earned by and paid to both employee and independent sales producers.

                          CLARK, INC. AND SUBSIDIARIES

     Advertising -- Advertising and marketing costs are charged to operations when incurred. Total expenses for 2004, 2003, and 2002 were $1.9 million, $3.5 million, and $2.5 million, respectively.

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

     Cash and Cash Equivalents -- The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company has cash balances at financial institutions in excess of the $100 thousand limit insured by the Federal Deposit Insurance Corporation. Uninsured cash in bank accounts, including restricted cash, aggregated approximately $35.2 million and $22.0 million at December 31, 2004 and 2003, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2004 and 2003, the Company had restricted cash of $12.0 million and $19.0 million related to the asset-backed notes outstanding, respectively.

     Stock-Based Compensation -- The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans for employees and directors as allowed under Statement of Financial Standards, SFAS No. 123, Accounting for Stock-Based Compensation as Amended by SFAS No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure - An Amendment of FASB Statement No. 123, and provides the pro forma disclosures required by SFAS No. 123. The Company accounts for stock options granted to non-employees other than directors under the provisions of SFAS No. 123. The Company grants stock options at an exercise price equal to the quoted market price of its stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested five years from the grant date and have a term of ten years. For purposes of calculating basic and diluted earnings per share, exercised stock options are considered outstanding. Under the treasury stock method, unexercised stock options with fair market values of the underlying stock greater than the stock options' exercise prices are considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be dilutive.

     The pro forma information regarding net income and earnings per share, required by SFAS No. 123 has been determined as if the Company accounted for its stock based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively:

                                                              2004         2003       2002
                                                              ----         ----       ----
Dividend yield........................................        None         None       None
Volatility............................................       57.9%        62.9%      64.8%
Risk-free interest rates..............................        3.6%         5.2%       5.2%
Expected life (years).................................         5            5          5

     The estimated average fair values of options outstanding in 2004, 2003, and 2002 were $8.24, $8.22, and $10.63, respectively. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                          CLARK, INC. AND SUBSIDIARIES


                                                                           YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                     2004            2003          2002
                                                                  ------------    -----------   -----------
NET INCOME
  As reported                                                         $18,160        $12,682       $17,328
  Add: stock-based employee compensation expense
  included in reported net income, net of related tax effect                -            206           340
  Deduct: stock option compensation expense, net of tax                (2,428)        (1,799)       (2,472)
                                                                      -------        -------       -------
  Pro forma                                                           $15,732        $11,089       $15,196
                                                                      =======        =======       =======
BASIC EARNINGS PER COMMON SHARE
  As reported                                                         $  0.98        $  0.69       $  1.03
  Pro forma                                                           $  0.85        $  0.60       $  0.90

DILUTED EARNINGS PER COMMON SHARE
  As reported                                                         $  0.97        $  0.68       $  0.99
  Pro forma                                                           $  0.84        $  0.59       $  0.87

     Hedging Transactions -- The Company does not enter into derivative transactions except to mitigate interest rate risk. All derivative instruments are reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges are recognized in earnings in the current period. In 2004 and 2003, the Company entered into interest rate swaps to match floating rate debt with fixed rate interest payments periodically for three-month LIBOR-based debt.

     Goodwill -- Goodwill is tested annually for impairment or whenever changes in circumstances indicate impairment might exist.

     Other Identifiable Intangible Assets -- The Company has identifiable intangible assets representing the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Other identifiable intangible assets consist of the net present value of future cash flows from existing business at the acquisition date, and non-compete agreements with the former owners. Non-compete agreements are amortized over the period of the agreements. The net present value of inforce revenue is typically amortized between 20 and 30 years (the expected average policy duration). Annual amortization of net present value of inforce revenue is equal to the reduction in the present value of the adjusted revenue stream from the beginning of the year to the end of the year. Amortization expense related to identifiable intangible assets was $18.2 million in 2004, $21.6 million in 2003, and $9.2 million in 2002. The Company's policy is to review intangible and other long-lived assets for impairment on an annual basis or whenever changes in circumstances indicate that an impairment might exist. When any indicators are present, the estimated undiscounted cash flows are compared to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. Any write-downs are treated as permanent reductions in the carrying amount of the asset.

     Equipment and Leasehold Improvements -- Equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation expense is provided in amounts sufficient to relate the cost of assets to operations over the estimated service lives using straight line and accelerated methods. The Company depreciates furniture, equipment, and computer software over periods of three to seven years, while leasehold improvements are amortized over the lease period. The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has committed to funding the project. Thereafter, all direct costs are capitalized. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

     Fair Value of Financial Instruments -- The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. See Note 16, "Financial Instruments" for additional information on financial instruments.

     Reclassifications -- Certain 2003 and 2002 amounts have been reclassified to conform to 2004 presentation.

                          CLARK, INC. AND SUBSIDIARIES

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Shared-Based Payment which supersedes Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The requirements of SFAS 123(R) are effective for the first interim or annual reporting period ending after June 15, 2005. The Company will be required to adopt the provisions of SFAS 123(R) as of July 1, 2005. The Company is currently evaluating the impact to the financial statements of adoption of this pronouncement.

3.  ACQUISITIONS

     Following is a description of the acquisitions made during 2003 and 2002. The results of operations for each acquired entity have been included in the accompanying consolidated statements of income from the effective date of the respective acquisition. There were no acquisitions in 2004.

     2003 Acquisitions -- In 2003, the Company acquired the following entities for an aggregate purchase price of $4.2 million paid in cash (includes expenses paid) and 44,298 shares of the Company's common stock valued at $630 thousand:

     o Executive Benefit Solutions, LLC, located in Memphis, Tennessee, specializes in providing strategic compensation, benefit, and bank-owned life insurance portfolio consulting services to banks in the Northeast, is included in the Company's Banking Practice segment;

     o Blackwood Planning Corporation, located in West Palm Beach, Florida, specializes in providing strategic compensation, benefit, and bank-owned life insurance portfolio consulting services to banks in the Southeast, is included in the Company's Banking Practice segment; and

     o Inforce revenue from the president of one of the Company's practices, related to policies sold when the employee was a consultant prior to his employment by the Company as practice president, is included in the Executive Benefits Practice segment.

     Additional consideration of $14.4 million in cash is payable to previous owners of Executive Benefit Solutions and Blackwood Planning Corporation if certain objectives are met over the three and one-half years following the acquisition. If earned, these payments will be accounted for as additional goodwill. As of December 31, 2004, additional consideration of $9.8 million was earned of which $3.3 million remains accrued in "accrued liabilities" and $1.8 million remains accrued in "other non-current liabilities" on the consolidated balance sheet.

     The net present value of inforce revenue and goodwill recorded in the allocation of purchase price related to the 2003 acquisitions mentioned above amounted to $980 thousand and $1.7 million, respectively. Inforce revenue was assigned to the Executive Benefit Practice segment and the goodwill was assigned to the Banking Practice segment. The remaining purchase price was allocated to non-compete agreements, which are assigned to the Banking Practice segment, and have terms of six years.

     Long, Miller & Associates, LLC. -- On November 26, 2002, the Company acquired Long, Miller & Associates, LLC ("LongMiller"). Based in Greensboro, North Carolina, LongMiller specializes in bank-owned life insurance portfolio services. The acquisition combines the two largest distributors of bank-owned life insurance, as LongMiller was merged into the Company's existing Banking Practice. The purchase price was $403.5 million before acquisition costs of approximately $736 thousand, consisting of a cash payment at closing of $346.1 million, $37.4 million of asset-backed notes, and 1,196,888 shares of the Company's common stock valued at $20 million. The cash portion of the acquisition was financed by borrowing $87.5 million from the Company's existing debt facility, with the remainder through a capital markets transaction involving the securitization of a majority of the inforce revenues of LongMiller. The Company allocated $4.4 million to tangible assets acquired, $5.2 million to non-compete agreements, and the remaining amount was allocated to inforce revenue. The non-compete agreements and inforce revenue are being amortized over seven years and 30 years, respectively. The results of LongMiller are included in the Company's results beginning November 26, 2002.

     The unaudited pro forma information below presents the Company's results as if the acquisition of LongMiller had occurred on January 1, 2002.

                          CLARK, INC. AND SUBSIDIARIES

                                 YEAR ENDED
                              DECEMBER 31, 2002
                             -------------------
Pro Forma
  Revenue....................     $329,435
  Net income.................       17,534
  Diluted earnings per share.         1.00

     Federal Policy Group -- On February 25, 2002, the Company acquired the Federal Policy Group of PricewaterhouseCoopers LLP. Based in Washington, D.C., Federal Policy Group is a consulting practice representing Fortune 500 companies, trade associations, and other businesses before the government on legislative and regulatory policy matters. This acquisition allows the Company to continue to expand its service offerings to the corporate market. The purchase price was $11.0 million before acquisition costs of approximately $28 thousand, consisting of a cash payment at closing of $5.0 million and $6.0 million of contingent payments over the next four years based upon attainment of established performance criteria. If earned, the contingent payments would be paid in cash and recorded as additional goodwill. Since its acquisition by the Company, Federal Policy Group has attained its total established performance criteria. Accordingly, all amounts have been earned with $4.8 million paid and $1.2 million accrued in the consolidated balance sheet as of December 31, 2004. Of the purchase price, $2.3 million was allocated to non-compete agreements, which are being amortized over six years with the remaining purchase price being allocated to goodwill. The results of the Federal Policy Group are included in the Company's results beginning February 25, 2002.

     Other 2002 Acquisitions -- In 2002, the Company also acquired the following entities for an aggregate purchase price of $5.0 million paid in cash (cash amount includes expenses paid) and 57,478 shares of its common stock valued at $1.2 million:

     o Comiskey Kaufman, located in Houston, Texas, specializes in executive benefits consulting for major companies in the Southwest, is included in the Company's Executive Benefits Practice segment, and

     o Hilgenberg and Associates, located in Minneapolis, Minnesota, specializes in providing compensation, benefit, and business-owned life insurance consulting services to banks located in the Midwest, is included in the Company's Banking Practice segment.

     Additional consideration of $4.5 million in cash and $1 million in common stock is payable to the previous owners of Comiskey Kaufman and Hilgenberg and Associates if certain objectives are met over the three years following acquisition. If earned, these payments will be accounted for as additional goodwill. As of December 31, 2004, additional consideration of $4.3 million has been earned of which $1.9 million is accrued in "accrued liabilities" on the consolidated balance sheet. No additional consideration can be earned for these acquisitions.

     The net present value of inforce revenue and goodwill recorded in the allocation of purchase price related to the other 2002 acquisitions amounted to $5.2 million and $500 thousand, respectively. Inforce revenue was assigned to the Executive Benefit Practice segment and the goodwill was assigned to the Banking Practice segment. The remaining purchase price was allocated to non-compete agreements, which are assigned to the Banking Practice segment.

4.  HUMAN CAPITAL PRACTICE

     In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices. As part of the reorganization, certain of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, four partners and six staff members were terminated which resulted in exiting certain activities of the practice and creating unused leased office space in numerous cities. The Company recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization of which $3.3 million remains accrued on the consolidated balance sheet as of December 31, 2004. The components of the $7.5 million charge included $1.1 million for costs associated with employee terminations, $5.1 million for exit costs relating to the expected remaining future cash outlays associated with leases on vacated facilities until lease terminations, bonuses of $1.0 million related to renegotiations of certain bonus agreements to new arrangements necessary to facilitate the reorganization, and $300 thousand for impairment of assets previously utilized by the Human Capital Practice. There were cash payments of approximately $500 thousand in the fourth quarter of 2003.

     The remaining business of the Human Capital Practice consists of actuarial/retirement plan and investment advisory services.

                          CLARK, INC. AND SUBSIDIARIES

     The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be additional charges or reversals in future periods. The following summarizes the component of the charge and cash payments during the year ended December 31, 2004 and the ending reserve balance.


                              RESERVE BALANCE       CASH                                         RESERVE BALANCE
                              JANUARY 1, 2004     PAYMENTS     ADJUSTMENTS    NON CASH ITEMS     DECEMBER 31, 2004
                              ---------------     --------     -----------    --------------     -----------------
Employee termination costs        $1,049         ($  265)       ($227)           ($232)              $  325
Lease costs                        4,732          (1,930)         144                -                2,946
Bonus payments                     1,027          (1,027)           -                -                    -
Other                                147             (32)        (115)               -                    -
                                  ------         -------        -----            -----               ------
           Total                  $6,955         ($3,254)       ($198)           ($232)              $3,271
                                  ======         =======        =====            =====               ======

     Effective January 1, 2005, the Human Capital Practice was merged into Executive Benefits Practice.

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

     During the third quarter of 2004, the Company entered into a sublease agreement for some of the space vacated as a result of reduced operations in the Los Angeles, California office. For the years ended December 31, 2004 and December 31, 2003, the Company recorded expense of approximately $729 thousand and $800 thousand, respectively related to the reduced operations in Los Angeles and Bethesda. These amounts are included in general and administrative expenses on the consolidated statement of income for the years ended December 31, 2004 and 2003. The reserve balance was paid out as of December 31, 2004.

6.  FINANCING COSTS

     In the first quarter of 2004, the Company wrote off approximately $1.5 million of costs associated with the prospective securitization financing that the Company is no longer pursuing. These costs are included in "other income (expense), net" in the consolidated statement of income for the year ended December 31, 2004.

7.  ACCOUNTS RECEIVABLE

     Major categories of accounts receivable are as follows:

                                             AS OF DECEMBER 31,
                                        ----------------------------
                                           2004            2003
                                           ----            ----
Accounts receivable - trade....          $45,855          $48,774
Accounts receivable allowance..           (1,467)          (1,296)
                                         -------          -------
                                         $44,388          $47,478
                                         =======          =======

     The rollforward of the accounts receivable allowance is as follows:

                                               AS OF DECEMBER 31,
                                       ------------------------------------
                                         2004          2003          2002
                                         ----          ----          ----
Beginning balance.................     ($1,296)      ($1,089)      ($  822)
Write offs........................         805           999           638
Expense...........................        (976)       (1,206)         (905)
                                       -------       -------       -------
Ending balance....................     ($1,467)      ($1,296)      ($1,089)
                                       =======       =======       =======

     As of December 31, 2004 and 2003, there were approximately $2.6 million and $2.3 million, respectively, of unbilled receivables included in accounts receivable on the consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

                          CLARK, INC. AND SUBSIDIARIES

8. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. The Company tested goodwill for impairment in 2002 using the two-step process prescribed in SFAS No. 142. The first step is a determination of potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. An after-tax impairment charge of $523 thousand ($892 thousand before tax) resulting from these impairment tests is reflected as the cumulative effect of a change in accounting principle in 2002. The Company performs its annual goodwill impairment analysis in the fourth quarter of each year. No additional impairment was recorded in 2004 and 2003.

     Changes in the carrying amount of goodwill between December 31, 2003 and December 31, 2004 by reporting units are as follows:


                                                       BALANCE                                         BALANCE
                                                  DECEMBER 31, 2003            EARNOUTS           DECEMBER 31, 2004
                                              --------------------------     -------------     -----------------------
  Executive Benefits Practice                        $ 16,438                   $ 4,353                $ 20,791
  Banking Practice                                     44,723                     7,327                  52,050
  Healthcare Group                                     14,076                         -                  14,076
  Management Science Associates                         5,010                         -                   5,010
  Pearl Meyer & Partners                               36,981                         -                  36,981
  Human Capital Practice                                  864                       200                   1,064
  Federal Policy Group                                  8,766                         -                   8,766
  Corporate                                                30                         -                      30
                                                     --------                   -------                --------
                   Total                             $126,888                   $11,880                $138,768
                                                     ========                   =======                ========

     Information regarding the Company's other intangible assets follows:


                                            AS OF DECEMBER 31, 2004                           AS OF DECEMBER 31, 2003
                                   ----------------------------------------------    ----------------------------------------------
                                     CARRYING        ACCUMULATED                       CARRYING       ACCUMULATED
                                      AMOUNT         AMORTIZATION         NET           AMOUNT        AMORTIZATION          NET
                                   ------------    ---------------    -----------    -----------     --------------    ------------
Inforce revenue                     $500,521          ($60,877)       $439,644       $499,800          ($44,305)        $455,495
Non-compete agreements                10,669            (4,835)          5,834         10,669            (3,249)           7,420
                                    --------          --------        --------       --------          --------         --------
        Total                       $511,190          ($65,712)       $445,478       $510,469          ($47,554)        $462,915
                                    ========          ========        ========       ========          ========         ========

     Net present value of future cash flows from inforce revenues are amortized between 20 and 30 years, periods representative of policy duration. Non-compete agreements are amortized over five to ten years according to the terms of the agreements. Amortization of goodwill ceased January 1, 2002 upon the Company's adoption of SFAS No. 142.

     For the past three years, the Company's amortization of intangibles was comprised of the following:


                                                                    YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2004         2003          2002
                                                              ----------   ----------    ----------
Present value of future cash flows from inforce revenue...     $16,572      $19,971        $8,641
Non-compete agreements....................................       1,586        1,608           608
                                                               -------      -------        ------
                                         Total                 $18,158      $21,579        $9,249
                                                               =======      =======        ======

     The Company estimates that its amortization for 2005 through 2009 for all acquisitions consummated to date will be as follows:

                          CLARK, INC. AND SUBSIDIARIES


                                                                               NON-COMPETE
                                                     INFORCE REVENUE           AGREEMENTS            TOTAL
                                                   --------------------     ------------------     ----------
2005....................................                 $13,811                 $1,562             $15,373
2006....................................                  13,221                  1,562              14,783
2007....................................                  12,858                  1,537              14,395
2008....................................                  12,914                  1,120              14,034
2009....................................                  12,988                    126              13,114

9. CONTINGENT CONSIDERATION

     As a result of the Company's acquisition program, it has $18.8 million of contingent consideration potentially due to the former owners of its acquired companies, including $12.8 million that has been earned and is accrued on the consolidated balance sheet at December 31, 2004. These amounts are payable as additional consideration for the acquired operating unit having met certain performance criteria negotiated at the time of the purchase. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of December 31, 2004:

POTENTIAL AMOUNT PAYABLE IN          CASH          SHARES       SHARE VALUE (1)
---------------------------          ----          ------       ---------------

        2005                       $10,093         34,697              $539
        2006                         5,703              -                 -
        2007                         2,500              -                 -
                                   -------         ------              ----
                                   $18,296         34,697              $539
                                   =======         ======              ====

(1) Shares determined using the share value computed using the closing price of the Company's common stock at December 31, 2004 of $15.52 per share.

10. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Major classifications of equipment and leasehold improvements are as follows:

                                                       AS OF DECEMBER 31,
                                                    -------------------------
                                                      2004             2003
                                                      ----             ----
Computer software, office furniture and equipment   $22,957          $20,346
Capitalized software..............................    6,379            5,729
Leasehold improvements......................          3,377            3,118
                                                    -------          -------
                                                     32,713           29,193
Accumulated depreciation and amortization           (20,573)         (15,909)
                                                    -------          -------
                                                    $12,140          $13,284
                                                    =======          =======

     Depreciation expense was $5.7 million, $5.7 million, and $4.4 million for 2004, 2003, and 2002, respectively.

11.  ACCRUED LIABILITIES

         Major categories of accrued liabilities are as follows:

                                                       AS OF DECEMBER 31,
                                                    -------------------------
                                                      2004             2003
                                                      ----             ----
Bonuses payable.............................        $19,476          $15,603
Commissions payable.........................          8,727            9,692
Earnouts payable...............................      10,400            7,442
Other.......................................         15,542           13,911
                                                    -------          -------
                                                    $54,145          $46,648
                                                    =======          =======

12. TAXES

     Income tax expense from operations consists of the following components:

                          CLARK, INC. AND SUBSIDIARIES

                                               YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                         2004           2003           2002
                                         ----           ----           ----
Current:
  Federal..........................     $   940         $1,396        $ 8,328
  State and local..................         123            371          2,947
Deferred:
  Federal..........................       9,726          5,548            908
  State and local..................         433            774            221
                                        -------         ------        -------
                                        $11,222         $8,089        $12,404
                                        =======         ======        =======

     Total income taxes incurred consists of the following components:

                                               YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                         2004            2003          2002
                                         ----            ----          ----
Income tax expense from
  operations........................    $11,222         $8,089        $12,404
Income tax benefit in equity from
  exercise of options...............       (149)          (356)           (24)
Income tax expense (benefit) in
   equity from interest rate swaps..          7            (63)             -
                                        -------         ------        -------
    Total income tax incurred           $11,080         $7,670        $12,380
                                        =======         ======        =======

     A reconciliation of the 2004, 2003, and 2002 income tax expense computed by applying the statutory rate to income before income taxes to the actual taxes is as follows:


                                                           YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                      2004          2003           2002
                                                      ----          ----           ----
U.S. Federal statutory rate...................         $10,284       $7,062        $10,589
State income tax -- net of federal benefit....             996          970          1,950
Tax liability adjustment and prior year taxes.             116         (146)          (123)
Other - net...................................            (174)         203            (12)
                                                       -------       ------        -------
                                                       $11,222       $8,089        $12,404
                                                       =======       ======        =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                     AS OF DECEMBER 31,
                                                                -----------------------------
                                                                    2004            2003
                                                                    ----            ----
LONG-TERM:
     Intangible assets.............................             ($ 28,776)       ($ 19,989)
     Depreciation..................................                (1,328)          (1,077)
     Accrued liabilities...........................                 1,679            1,270
     Reorganization costs..........................                 1,229            2,375
     Deferred compensation.........................                 1,582            2,229
     Net operating loss............................                 1,023            1,135
                                                                ---------        ---------
     Long-term net deferred tax liabilities
        before allowance...........................               (24,591)         (14,057)
     Valuation allowance                                             (161)               -
                                                                ---------        ---------
TOTAL LONG-TERM NET DEFERRED TAX LIABILITIES                    ($ 24,752)       ($ 14,057)
                                                                =========        =========
CURRENT:
    Accrued liabilities............................              $  1,347         $  1,263
    Prepaid expenses...............................                  (814)          (1,236)
    Net operating loss.............................                   249              226
                                                                ---------        ---------
TOTAL CURRENT NET DEFERRED TAX ASSETS..............              $    782         $    253
                                                                =========        =========

                          CLARK, INC. AND SUBSIDIARIES

     In assessing the realizability of deferred tax assets, the Company considers the likelihood that some portion or all of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the vast majority of the benefits of deductible differences. However, the Company is uncertain if it will benefit from certain state net operating losses. Accordingly, a valuation allowance of $161 thousand was deemed necessary as of December 31, 2004.

     The Internal Revenue Service is currently auditing the Company's Federal income tax returns for the years ended December 31, 2003 and 2002.

13. LONG-TERM DEBT


                                                                AS OF DECEMBER 31,
                                                          ------------------------------
                                                                2004            2003
                                                                ----            ----
Term loan payable to banks................................    $      -       $ 15,495
Revolving credit loan payable to banks....................           -         15,400
Notes payable to former stockholder of acquired business..       4,722          5,897
Asset-backed notes........................................     274,827        288,729
Trust preferred debt .....................................      45,000         27,000
                                                              --------       --------
                                                               324,549        352,521
Less current maturities...................................      14,927         16,553
                                                              --------       --------
                                                              $309,622       $335,968
                                                              ========       ========

     Securitization -- In order to finance the acquisition of LongMiller, the Company entered into a $305 million securitization of a majority of the inforce revenues of LongMiller. In connection with the securitization transactions, CBC Insurance Revenue Securitization, LLC, a wholly owned subsidiary of the Company ("CBC IRS"), issued $305 million aggregate principal amount of notes secured by insurance commission streams (the "Securitized Notes") in a private placement (the "Securitization Transaction"). CBC IRS purchased such insurance commission streams from LongMiller. CBC IRS is a special purpose company that holds certain rights to commissions and other compensation arising from the sale of bank-owned or company-owned life insurance policies. While CBC IRS is included in the Company's consolidated financial statements and has elected to be treated as a disregarded entity for federal income tax purposes, it is a separate legal entity. The assets held by CBC IRS are legally owned by CBC IRS and are not available to creditors of the Company, LongMiller, or the Company's other subsidiaries. The securitization is broken into four traunches, each rated by Standard & Poors. The traunches consist of the A-1 and A-2 class totaling approximately $167 million and each rated "AAA", the B-class traunch of $108 million rated "A" and the C-class traunch of $30 million rated "BBB". The weighted average interest cost over the 20-year life of the asset-backed notes is approximately seven percent. The securitized inforce revenues, which are approximately $56 million in 2004, are used to pay interest and principal to the noteholders. The securitization is treated as debt and is included in the Banking Practice segment, and is non-recourse to the Company. Assuming the securitized notes amortize as expected, the securitization will provide residual cash flow to the Company of approximately five percent for the securitized inforce revenue in the initial years, and the Company's total residual interest would equal approximately 28 percent of the total securitized inforce revenue over the life of the notes. Such residual cash flow to the Company (both in any year and in total) may be less than that expected (or none) depending on the actual insurance commission streams from the policies underlying the securitization. The note agreement requires cash flow from the assets securitizing the notes to be held in a separate account. As of December 31, 2004, there was restricted cash of $12 million related to such requirements.

     As a result of the surrender of a number of insurance policies by a single customer of the Company in December 2004, the Company will cease receiving commissions and related payments in respect of such surrendered insurance policies. The amount of commissions and related payments included in the 2002 Securitization will be directed solely to the payment of principal and interest on the notes and related administration fees and expenses associated with the 2002 Securitization until such time as the Reserve Account established as part of the 2002 Securitization is replenished.

     Credit Facility -- In November 2003, the Company amended and restated its December 28, 1999 Credit Agreement revising

                          CLARK, INC. AND SUBSIDIARIES
the amount available under the credit facility to $80.0 million for a three year period ending December 31, 2006. In December 2003, a new participant bank was added to the facility increasing the facility amount to $90 million. The credit facility amount was reduced dollar for dollar by $18.0 million of repayments in 2003 and 2004 on the term portion of the facility. The Company had $72.0 million available under its credit line at December 31, 2004. The Company's assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller. Interest on the revolver is based upon prime or LIBOR, plus a spread, at the Company's option. Interest on the revolver is paid monthly for prime rate borrowings and at maturity of each LIBOR borrowing. The Company is obligated to pay a commitment fee based on the daily average of undrawn funds under the credit agreement. The fee is a minimum of .25% and a maximum of .60% based on the ratio of consolidated indebtedness to income before interest, taxes, depreciation and amortization for the most recent four quarters on a rolling quarterly basis.

     The restrictive covenants under the credit facility provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum level of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. The Company was in compliance with all its restrictive covenants as of December 31, 2004. The Company's restrictive covenants may limit its borrowing ability under its credit line.

     Trust Preferred Debt -- In 2003 and 2004, the Company raised approximately $45 million from its participation in three pooled trust preferred transactions, in which it issued long-term subordinated debt securities with a floating rate based on three month LIBOR plus a weighted average spread of 400 basis points (weighted average interest rate of 6.2% as of December 31, 2004). The Company used the net proceeds to pay down its credit facility. The pooled trust preferred debt principal is payable in one payment due in 30 years from the issuance date with interest paid quarterly.

     Phynque, Inc. Notes -- In connection with the purchase of Phynque, Inc. d/b/a Management Compensation Group/Healthcare, the Company issued an $8.7 million promissory note payable in thirty-two equal quarterly installments of principal and interest at 10%. A portion of the promissory note is guaranteed personally by the Company's Chairman and Chief Executive Officer.

     At December 31, 2004, future payments under all debt arrangements are as follows:

2005......................        $ 14,927
2006......................           6,347
2007......................          13,944
2008......................          13,299
2009......................          13,390
2010 and thereafter.......         262,642
                                  --------
                                  $324,549
                                  ========

14. DEFERRED COMPENSATION PLAN AMENDMENT

     Effective September 17, 2004, the Clark Deferred Compensation Plan ("Plan") was amended whereby participants can no longer reallocate deferrals out of the Plan's Company stock fund. If a participant receives a distribution from the Plan, the portion of the distribution related to deferrals allocated to Company stock will be paid in Company stock. Prior to the amendment, participants were able to reallocate amounts in the Company's stock fund into other investment options and received their distributions in cash. As a result of the amendment, approximately $1.8 million that had been classified as a long-term liability was reclassified into the equity section.

15. STOCK REPURCHASE

     On August 25, 2004, the Company announced that its Board of Directors had authorized the Company to repurchase up to $5 million of the Company's outstanding common stock on the open market. On November 23, 2004, the Company announced that its Board of Directors had authorized the Company to expand its existing stock repurchase program to a total of $10 million of the Company's outstanding common stock, from the original authorized level of $5 million. During the year ended December 31, 2004, the Company repurchased approximately 484 thousand shares for approximately $7.2 million.

     On January 25, 2005, the Company's Board of Directors authorized it to expand its existing stock repurchase program to a total of $15 million of its outstanding common stock, from the previously authorized level of $10 million.

                          CLARK, INC. AND SUBSIDIARIES

16. FINANCIAL INSTRUMENTS

     Derivative Financial Instruments. The Company has used derivatives only for hedging purposes to mitigate interest rate risk. The following is a summary of the Company's risk management strategies and the effect of these strategies on its consolidated financial statements.

     Cash Flow Hedging Strategy. The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to interest rate risk. On May 18, 2004, the Company entered into an interest rate swap with a total non-amortizing notional value of $7 million to hedge our LIBOR-based debt. On January 7, 2003, the Company entered into an interest rate swap with an amortizing notional value of $28 million to hedge outstanding LIBOR-based debt. These swaps have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income ("OCI") for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings. Amounts are reclassified from OCI to earnings as the interest rate swaps affect earnings. There have been no charges to earnings for ineffectiveness for the year ended December 31, 2004. The fair value of these interest rate swap agreements, based upon market quotes, was a liability of approximately $40 thousand at December 31, 2004. The notional amount of the January 7, 2003 interest rate swap amortizes $1.4 million per quarter. The terms of these interest rate swaps are as follows (fair value in thousands):


        EFFECTIVE                              NOTIONAL AMOUNT AT    FIXED RATE    VARIABLE RATE     FAIR VALUE AS OF
          DATE          MATURITY DATE          DECEMBER 31, 2004     TO BE PAID   TO BE RECEIVED    DECEMBER 31, 2004
          ----          -------------          -----------------     ----------   --------------    -----------------
   January 7, 2003      December 31, 2007           $16,800            2.85%           LIBOR               $132
   May 18, 2004         March 31, 2009              $ 7,000            4.44%           LIBOR              ( 172)
                                                                                                          -----
                                                                                        Total             ($ 40)
                                                                                                          ======

     On January 7, 2003, the Company entered into an interest rate swap, separate from the interest rate swap described above. This second January 7, 2003 interest rate swap had an amortizing notional value of $22 million. In November of 2003, in conjunction with the renewal of the Company's credit facility, this interest rate swap was terminated.

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 2004 and 2003, are as follows:


                                                                        AS OF DECEMBER 31,
                                                     ---------------------------------------------------------
                                                               2004                           2003
                                                     --------------------------     --------------------------
                                                       CARRYING         FAIR        CARRYING          FAIR
                                                        AMOUNT         VALUE          AMOUNT         VALUE
                                                        ------         -----          ------         -----
        Short-term debt.....................            $ 14,927     $ 15,285        $ 16,553       $ 17,525
        Long-term debt......................             309,622      309,772         335,968        342,046
        Interest rate swaps.................                  40           40             157            157

                          CLARK, INC. AND SUBSIDIARIES

17.  STATEMENT OF COMPREHENSIVE INCOME

     Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value of interest rate swaps, net of tax. Shown below is the Company's comprehensive income:


                                                                      YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                2004            2003          2002
                                                                ----            ----          ----
         Net income                                            $18,160         $12,682       $17,328
         Change in fair value of  interest  rate  swaps,
           net of tax                                              110            (245)            -
                                                               -------         -------       -------
         Comprehensive income                                  $18,270         $12,437       $17,328
                                                               =======         =======       =======

18.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            2004            2003           2002
                                                                            ----            ----           ----
         NUMERATOR:
         Income, before cumulative effect of change in
           accounting principle                                         $   18,160       $   12,682     $   17,851
         Cumulative  effect of change in  accounting  principle,
           net of tax                                                            -                -           (523)
                                                                        ----------       ----------     ----------
         Numerator  for basic and  diluted  earnings  per common
           share                                                        $   18,160       $   12,682     $   17,328
                                                                        ==========       ==========     ==========
         DENOMINATOR
         Basic earnings per common share -
           weighted average shares outstanding                          18,542,232       18,338,963     16,896,657
         Effect of dilutive securities:
           Stock options                                                   204,837          189,871        456,490
           Contingent shares earned not issued                              58,449          212,099        159,959
                                                                        ----------       ----------     ----------
         Diluted  earnings per share - weighted  average  shares
           plus assumed conversions                                     18,805,518       18,740,934     17,513,106
                                                                        ==========       ==========     ==========
         PER COMMON SHARE
         Basic  Earnings  per common  share,  before  cumulative
           effect of change in accounting principle                     $     0.98       $     0.69     $     1.06
         Cumulative effect of change in accounting principle                     -                -          (0.03)
                                                                        ----------       ----------     ----------
         Basic earnings per common share                                $     0.98       $     0.69     $     1.03
                                                                        ==========       ==========     ==========
         Diluted  Earnings per common share,  before  cumulative
           effect of change in accounting principle                     $     0.97       $     0.68     $     1.02
         Cumulative effect of change in accounting principle                     -                -          (0.03)
                                                                        ----------       ----------     ----------
         Diluted Earnings per common share                              $     0.97       $     0.68     $     0.99
                                                                        ==========       ==========     ==========

     For the years ended December 31, 2004, 2003, and 2002 there are approximately 959 thousand, 868 thousand, and 582 thousand, respectively, of outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective years. The range of exercise prices for these antidilutive stock options was between $16.63 and $27.49 at December 31, 2004, $14.31 and $30.30 at December 31, 2003, and $21.50 and $30.30 at December 31, 2002.

                          CLARK, INC. AND SUBSIDIARIES

19.  BENEFIT PLANS

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

     1998 Stock Option Plan. In 1998, the Board of Directors approved a stock option plan providing for certain employees, directors, and independent producers to purchase shares at the fair market value at the time the option is granted. The Plan is administered by a committee of non-employee directors who have full discretion to determine participation, vesting, and term of the option at the time of the grant providing that no option may have a term greater than ten years from the date of the grant. A total of 2,000,000 shares are reserved for issuance under this plan. The vesting period of the stock options is generally between three and five years. As of December 31, 2004, 1,924,832 options have been granted under this program and a total of 75,168 shares of the Company's common stock remain available for grant.

     1998 Non-Employee Director Stock Option Plan. A total of 100,000 shares of the Company's common stock have been reserved for issuance under its Non-Employee Director Plan, as amended by the Board of Directors in January 2000. The non-employee director plan is administered by the compensation committee of the Board. Only nonqualified options may be granted and all of the Company's non-employee directors participate in the plan. The plan provides for the automatic grant of stock options to purchase 10,000 shares of the Company's common stock to each newly elected non-employee director on the first day of the month following their election. The plan also provides for the automatic grant of stock options to purchase 4,000 shares of the Company's common stock to continuing non-employee directors on the first day of the month immediately following its annual stockholder meeting. The exercise price for stock options granted under the non-employee director plan is the fair market value of the Company's common stock on the date of grant. The vesting period of the stock options is generally between one and three years. As of December 31, 2004, 98,110 options had been granted under the non-employee director plan and a total of 1,890 shares of the Company' common stock remain available for grant.

     2002 Stock Option Plan. On April 30, 2002, the Board of Directors approved the Clark, Inc. 2002 Stock Option Plan (the "2002 Plan"). A total of 500,000 shares of the Company's common stock have been reserved for issuance under the 2002 Plan. The exercise price for stock options granted under the 2002 Plan is the fair market value of the Company's common stock on the date of grant. The vesting period of the stock options is generally between three and five years. No option may have a term greater than ten years from the date of the grant. As of December 31, 2004, 254,796 options had been granted under this plan and a total of 245,204 shares of the Company's common stock remain available for grant.

     2003 Stock Option Plan. On January 28, 2003, the Board of Directors approved the Clark, Inc. 2003 Stock Option Plan (the "2003 Plan"). A total of 2,000,000 shares of the Company's common stock have been reserved for issuance under the 2003 Plan. The exercise price for stock options granted under the 2003 Plan is the fair market value of the Company's common stock on the date of grant. The vesting period of the stock options is generally between three and five years. No option may have a term greater than ten years from the date of the grant. As of December 31, 2004, 280,000 options had been granted under this plan and a total of 1,720,000 shares of the Company's common stock remain available for grant.

                          CLARK, INC. AND SUBSIDIARIES

     The following table summarizes the combined status of all of the Company's stock option plans:

                                                                                               WEIGHTED AVERAGE
                                                                           OPTIONS              EXERCISE PRICE
                                                                      ------------------      -------------------
OUTSTANDING AT JANUARY 1, 2002....................................            1,760,636              $14.23
  Granted.........................................................              351,964               23.25
  Exercised.......................................................              (75,400)              23.55
  Forfeited.......................................................             (118,768)              18.20
                                                                              ---------              ------
OUTSTANDING AT DECEMBER 31, 2002..................................            1,918,432               15.94
  Granted.........................................................              300,000               14.33
  Exercised.......................................................             (167,998)              10.17
  Forfeited.......................................................             (465,162)              16.94
                                                                              ---------              ------
OUTSTANDING AT DECEMBER 31, 2003..................................            1,585,272               15.41
  Granted.........................................................              330,000               19.36
  Exercised.......................................................             (153,500)              10.02
  Forfeited.......................................................             (323,636)              20.39
                                                                              ---------              ------
OUTSTANDING AT DECEMBER 31, 2004..................................            1,438,136               17.02
                                                                              =========
EXERCISABLE AT DECEMBER 31, 2004..................................            1,194,587
                                                                              =========
EXERCISABLE AT DECEMBER 31, 2003..................................              868,148
                                                                              =========
EXERCISABLE AT DECEMBER 31, 2002..................................            1,132,515
                                                                              =========

     The following table summarizes the stock options outstanding and exercisable as of December 31, 2004:


                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
-------------------------------------------------------------------   ---------------------------
                                      WEIGHTED
                                       AVERAGE         WEIGHTED                       WEIGHTED
                                      REMAINING        AVERAGE                        AVERAGE
     RANGE OF          NUMBER     CONTRACTUAL LIFE     EXERCISE         NUMBER        EXERCISE
 EXERCISE PRICES    OUTSTANDING        (YEARS)          PRICE         EXERCISABLE      PRICE
----------------    -----------   ----------------     --------       -----------     ---------
  $4.80 - $7.00        61,101            2.2           $ 5.70           61,101        $ 5.70
          $9.00       106,416            2.5             9.00          106,416          9.00
 $9.94 - $11.50       149,700            5.9            10.42           62,711         10.36
$11.60 - $14.40       189,300            8.0            13.57           72,140         12.77
$14.75 - $15.93       114,400            4.9            14.94           75,000         14.91
$16.30 - $18.13       127,842            6.1            17.26          127,842         17.26
$18.49 - $19.70       319,000            8.8            19.27          319,000         19.27
$20.30 - $22.90       127,377            8.1            21.73          127,377         21.73
$23.24 - $25.28       195,000            7.0            25.12          195,000         25.12
         $27.49        48,000            3.3            27.49           48,000         27.49
                    ---------                                        ---------
                    1,438,136                                        1,194,587
                    =========                                        =========

     As of December 30, 2004, the Company had approximately 381 thousand unvested underwater (exercise price exceeds the current price) stock options. At the December 30, 2004 Board of Directors Compensation Committee meeting, the Compensation Committee approved fully vesting all underwater stock options ($15.85 or greater exercise price) as of December 30, 2004. No other modifications were made to the stock option plan except for the accelerated vesting. The Company decided to fully vest all underwater options, as there is no perceived value in these options to the employee, little retention ramifications, and to minimize the expense to the Company's consolidated financial statements when it is required to adopt SFAS 123(R) as of July 1, 2005.

     Savings Investment Plan. The Savings Investment Plan is a defined contribution profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, covering substantially all eligible employees. At the Company's discretion, it may contribute up to 100% of an eligible participant's contributions to the Plan, up to a maximum of 3% of the participants' salary. The Company's contributions to the Plan were $2.2 million, $1.8 million, and $2.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

     Stock Purchase Plan. On January 28, 2003, the Board of Directors adopted the amended and restated Employee Stock Purchase Plan ("ESPP"), under which a total of 400 thousand shares of common stock have been reserved for issuance. Any employee who has been employed for 30 days is eligible to participate in offerings under the Stock Purchase Plan.

     The Stock Purchase Plan consists of four semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 2003 and 2004 and terminating on June 30 and December 31 such year. On September 16, 2004, the Board of Directors approved an amendment to the amended and restated Employee Stock Purchase Plan effective January 1, 2005. For each of the years 2005 and 2006, the ESPP will consist of four quarterly offerings of common stock beginning on the first day of January,

                          CLARK, INC. AND SUBSIDIARIES

April, July and October and terminating on March 31, June 30, September 30, and December 31 of each such year. The maximum number of shares for each offering period, which could be issued, is 50 thousand for 2003 and 50 thousand plus the number of unissued shares from prior offerings for each period in 2004. The maximum number of shares for each offering period will be 25 thousand plus the number of unissued shares from prior offerings for each period in 2005 and 2006. The price of the shares under each offering segment in 2003 and 2004 is 85% of the lower of the closing market price on the day before the offering period begins or on the day the offering period ends. The price of the shares under each offering segment in 2005 and 2006 is 85% of the closing market price on the day the offering period ends.

     The Company has, for the expired periods prior to December 31, 2004, determined that it will purchase the requisite shares on the open market or utilize shares purchased through the Company's stock repurchase program and has not issued any additional shares to fulfill this obligation. Future fulfillment under this Plan may be made through open market purchases or unissued shares, at the Company's discretion.

     During 2004, 2003, and 2002, the Company's employees purchased 62,300, 90,484, and 49,824 shares, respectively of common stock at an average cost to them of $14.36, $10.16, and $17.89 per share, respectively. The Company's open market purchases of shares for the employees were made at an average cost of $13.82, and $21.18 per share during 2003 and 2002, respectively. No purchases were made by the Company in 2004 specifically for the ESPP.

     Key Executive Life Insurance. The Company maintains key man life insurance policies of $50.0 million on its Chairman and Chief Executive Officer and policies ranging from $1.0 million to $25.0 million on certain other key executives. As part of the Company's Chairman and Chief Executive Officer's employment agreement, it agrees to use the proceeds from the key man life insurance to purchase from the Chairman's estate up to $20 million of common stock at the closing price on the last trading day immediately preceding his death.

20. COMMITMENTS

     Leases -- The Company conducts operations from leased office facilities. The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown in the table below.

     Rental expense for the years ended December 31, 2004, 2003, and, 2002 was $9.4 million, $16.7 million, and $9.4 million, respectively.

     At December 31, 2004, approximate minimum rental commitments under all non-cancelable leases having terms in excess of a year are as follows:

2005                           $ 8,773
2006                             7,740
2007                             7,289
2008                             6,755
2009                             4,488
2010 and Thereafter              8,237
                               -------
                               $43,282
                               =======

21.  SUPPLEMENTAL COMPENSATION ARRANGEMENTS

     Revenue from supplemental compensation arrangements are based on the size of the existing block of business on very specific measurement dates as outlined in the various arrangements. The amount of revenue recorded is determined based on the size of the existing blocks of business as of the specific measurement dates. The Company realized approximately $11.3 million, $10.3 million, and $7.5 million in revenue under such arrangements for the twelve months ended December 31, 2004, 2003, and 2002, respectively. Potential surrenders will impact future revenues but not revenues that have been recorded in the Company's financial statements.

     During the first quarter of 2004, the Company completed agreements with two of its insurance carriers, which will generate additional revenue on its existing blocks of business and future business. The length of one of the contracts is three years and the other contract is one year. The agreements resulted in revenue of approximately $900 thousand for the year ended December 31, 2004. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

                          CLARK, INC. AND SUBSIDIARIES

     During the third quarter of 2003, the Company completed agreements with two of its insurance carriers, which will generate additional revenue on its existing blocks of business with these carriers. The length of one of the contracts is five and one half years and the other contract is one year. The contracts automatically renew at the end of each term unless notice is given by one of the parties. The agreements resulted in revenue of $4.1 million and $3.5 million for the years ended December 31, 2004 and 2003, respectively, and provide for additional payments upon certain conditions and measurement dates. The future payment amounts are based on the cash value (or fair value) of the Company's existing inforce business with these carriers at specified dates of measurement. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of the Company's business with these carriers.

     On September 25, 2002, the Company entered into an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of its principal stockholders and insurance carrier. The Company received payments of approximately $2.4 and $2.5 million during the years ended December 31, 2004 and 2003, respectively, under the terms of this agreement. During 2002, the Company received $2.5 million for services rendered prior to and through September 30, 2002 and recognized a total of $3.1 million in 2002, pursuant to this agreement. Under the terms of this agreement, the Company expects to continue to receive approximately $2.5 million annually from the carrier for a period of 30 years, depending upon certain conditions. Of this annual amount, $2.0 million is included in the cash flows securitizing the asset-backed notes issued to finance the acquisition of LongMiller, and the Company will not have access to this cash for general corporate purposes until the securitized notes are fully paid. This revenue, net of amounts provided for chargebacks, is being recognized on a monthly basis. The amounts received are subject to chargeback (reimbursement of a portion of amounts received) if any policies under this agreement are surrendered or exchanged. Any chargeback amounts would be deducted from the next scheduled payment.

22. SEGMENTS AND RELATED INFORMATION

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

     As of January 1, 2003, the Company transferred the operations of Coates Kenney from its Executive Benefits Practice to its Human Capital Practice. As a result, the segment information as of, and for the period ended December 31, 2002, has been reclassified to reflect this transfer.

     LongMiller, acquired on November 26, 2002, became part of the existing Banking Practice.

     The segment information as of, and for the periods ended December 31, 2004, 2003, and 2002 for the Pearl Meyer & Partners segment reflect the results of, and information related to, the Rewards and Performance Group and certain Human Capital Practice employees, who were transferred to Pearl Meyer & Partners as of October 1, 2003.

     On February 25, 2002, the Company acquired the Federal Policy Group from PricewaterhouseCoopers LLP.

     The six reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, human resources, and company-wide policies. Each segment has its

                          CLARK, INC. AND SUBSIDIARIES
own client base as well as its own marketing, administration, and management.

     The Company has disclosed income from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company's chief operating decision-maker and the most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segment reports are the same as those described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies."

     The Company evaluates performance and allocates resources based on operating income before income taxes, interest, and corporate administrative expenses. There are no inter-segment revenue or expenses.

     Segment information for the years ended December 31, 2004, 2003 and 2002, is as follows:


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2004          2003          2002
                                                             ----          ----          ----
         REVENUES FROM EXTERNAL CUSTOMERS
         Executive Benefits Practice....................... $ 72,903      $ 69,988      $ 82,847
         Banking Practice..................................  145,249       165,839       116,036
         Healthcare Group..................................   35,684        36,100        37,906
         Pearl Meyer & Partners............................   33,111        26,871        22,333
         Human Capital Practice............................    8,574         8,540         5,043
         Federal Policy Group..............................   15,707        14,855         9,520
                                                            --------      --------      --------
              Total segments -- reported...................  311,228       322,193       273,685
         Corporate/CSI.....................................    4,354         3,736         4,901
                                                            --------      --------      --------
              Total consolidated -- reported............... $315,582      $325,929      $278,586
                                                            ========      ========      ========
         OPERATING INCOME (LOSS) AND INCOME BEFORE TAXES
         Executive Benefits Practice ...................... $  7,546      $  2,616      $  3,683
         Banking Practice..................................   47,103        55,221        37,153
         Healthcare Group..................................    4,414         4,847         4,818
         Pearl Meyer & Partners............................    5,429         1,098          (116)
         Human Capital Practice............................     (217)      (11,358)       (5,421)
         Federal Policy Group..............................    4,681         6,598         4,094
                                                            --------      --------      --------
              Total segments -- reported...................   68,956        59,022        44,211
         Corporate/CSI.....................................  (16,018)      (14,544)      (10,498)
         Other income......................................   (1,499)          302          262
         Interest -- net  .................................  (22,057)      (24,009)       (3,720)
                                                            --------      --------      --------
              Income before taxes.......................... $ 29,382      $ 20,771      $ 30,255
                                                            ========      ========      ========
         DEPRECIATION AND AMORTIZATION
         Executive Benefits Practice....................... $  4,640      $  5,040      $  5,207
         Banking Practice..................................   13,971        16,784         3,666
         Healthcare Group..................................    2,627         2,945         2,947
         Pearl Meyer & Partners............................      637           679           830
         Human Capital Practice............................       72           422            71
         Federal Policy Group..............................      408           403           330
                                                            --------      --------      --------
              Total segments -- reported...................   22,355        26,273        13,051
         Corporate/CSI.....................................    1,467           984           549
                                                            --------      --------      --------
              Total consolidated -- reported............... $ 23,822      $ 27,257      $ 13,600
                                                            ========      ========      ========
         IDENTIFIABLE ASSETS
         Executive Benefits Practice....................... $ 75,301      $ 72,867      $ 82,988
         Banking Practice..................................  487,784       509,370       526,485
         Healthcare Group..................................   31,032        32,996        36,899
         Pearl Meyer & Partners............................   48,355        47,362        44,403
         Human Capital Practice............................    4,739         5,282        13,863
         Federal Policy Group..............................   12,018        11,893         7,413
                                                            --------      --------      --------
              Total segments -- reported...................  659,229       679,770       712,051
         Deferred tax asset................................      782           253         1,252
         Corporate/CSI.....................................   41,282        19,280        21,372
                                                            --------      --------      --------
              Total consolidated -- reported............... $701,293      $699,303      $734,675
                                                            ========      ========      ========
         CAPITAL EXPENDITURES
         Executive Benefits Practice....................... $  1,721      $    978      $    797
         Banking Practice..................................    1,355         1,595         1,657
         Healthcare Group..................................      658           539         2,049
         Pearl Meyer & Partners............................      278            95           550
         Human Capital Practice............................        -           187           501
         Federal Policy Group..............................        6            44            67
                                                            --------      --------      --------
              Total segments -- reported...................    4,018         3,438         5,621
         Corporate/CSI.....................................      747           985         2,151
                                                            --------      --------      --------
              Total consolidated -- reported............... $  4,765      $  4,423      $  7,772
                                                            ========      ========      ========

                          CLARK, INC. AND SUBSIDIARIES

     Geographic Information -- Virtually all the Company's revenue is derived from clients located in the United States.

     Major Customers and Clients --The Company generated in excess of 25% of its revenue in 2004 from 29 clients, in 2003 from 37 clients and in 2002 from 41 clients. None of the clients individually accounted for more than 10% of consolidated revenue. Substantially all of the policies underlying the programs marketed by the Company are underwritten by 33 life insurance companies, of which seven accounted for approximately 55.3% of the Company's first year revenue for the year ended December 31, 2004, 55.7% of its first year revenue for the year ended December 31, 2003, and 48.3% for the year ended December 31, 2002.

23. RELATED PARTY TRANSACTIONS

     The Company leases 17,783 square feet of office space and hangar space for the corporate aircraft from entities owned by the Company's Chairman and Chief Executive Officer, Tom Wamberg, with base rent of approximately $449 thousand annually. The office space lease expires on February 21, 2009.

     During the first quarter of 2003, the Company paid Randy Pohlman, a member of its Board of Directors, $40 thousand as a referral fee.

     The Company employs Mr. Wamberg's two stepsons, Jason French and Chuck French. Jason is a consultant with Pearl Meyer & Partners and Chuck is a consultant with the Executive Benefits Practice. Neither of them reports directly to Mr. Wamberg.

     William Archer, a member of the Company's Board of Directors from February 2001 through November 2004, is a senior policy advisor at Pricewaterhouse Coopers LLP. The Company previously engaged Pricewaterhouse Coopers LLP to perform various consulting related to the installation of its wide area network and a knowledge management system at one of its compensation consulting practices. In addition, Pricewaterhouse Coopers was retained by one of the Company's practices to perform certain legislative work. During 2004, 2003, and 2002, the Company paid approximately $0, $0, and $380,000, respectively to Pricewaterhouse Coopers LLP for these services.

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

     During the years ended December 31, 2004, 2003 and 2002, the Company received payments of approximately $2.5 million in each year pursuant to an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of its principal stockholders. See Note 21, "Supplemental Compensation Arrangements."

     In 2003, the Company terminated split dollar policies with four of its officers.

     In 2001, Mr. Wamberg invested $750 thousand in a company of which George Dalton, a member of the Company's Board of Directors is founder and majority stockholder.

     The Company currently employs a financial planner and an administrative assistant who perform certain functions and services for Mr. Wamberg's personal business, in addition to certain services for the Company. Mr. Wamberg reimburses the Company for the salary, benefits, and bonus for these individuals.

24. LITIGATION AND CONTINGENCIES

     From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its employee consultants and independent producers. The following is a summary of the current significant legal proceedings pending against the Company.

                          CLARK, INC. AND SUBSIDIARIES

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

     The Company responded to Mr. MacDonald's suit by requesting the California court to transfer the matter to arbitration as provided for in several of the contracts at issue, and to enter a temporary restraining order prohibiting Mr. MacDonald from competing with the Company and contacting its clients, in aid of and pending the outcome of the arbitration. On May 1, 2003, the Court granted the Company's motion and entered a temporary restraining order prohibiting Mr. MacDonald from contacting certain clients of the Company. On June 5, 2003, the Court entered a preliminary injunction, which prohibited Mr. MacDonald and persons acting in concert with him from soliciting clients of the Company's Executive Benefits Practice. On July 24, 2003, the Court issued its order granting the Company's Motion to Compel Arbitration. Thereafter, the matter was settled by the parties. On June 30, 2004, the Arbitration Panel incorporated the settlement in an Award, which provides that Mr. MacDonald will not solicit and will do no business with the Company's current Executive Benefits Practice clients until September 5, 2005.

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

     On May 30, 2001, the Company was named a defendant in a lawsuit initially filed in the District Court of LaSalle County, Texas, now in Dallas County, Texas, alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. Damages are unspecified. On February 12, 2004, settlement was reached with the lead plaintiff. The trial for the remaining plaintiffs began on February 24, 2005. The Company denies any and all claims and allegations in this action and intends to vigorously defend this matter. The matter, including the settlement, is covered by existing insurance.

INDEPENDENT SALES PRODUCERS' DISPUTES

     In March 2004, two of the Company's independent sales producers exercised their termination rights under their agreement(s) with the Company. Included in the Company's consolidated balance sheets is a receivable of approximately $1.4 million from these two producers and their employee related to certain chargeback commissions to be repaid to the Company from the surrender of policies in 2003. Upon termination, the producers have disputed the chargeback and asserted other miscellaneous claims. The producers have filed a motion to compel arbitration in U.S. District Court in Connecticut, which the Company has opposed. Further, the Company has filed a claim with the NASD in order to resolve the chargeback dispute in that forum. While it is not possible to predict with certainty the outcome of the disputes, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

BASSETT FURNITURE INDUSTRIES, INCORPORATED V. CLARK CONSULTING, INC. (F/K/A CLARK/BARDES, INC.)

     On November, 29, 2004, Bassett Furniture Industries, Incorporated ("Bassett") filed a civil action against the Company in the United States District Court for the Western District of Virginia, Danville Division, in which Bassett alleges, among other things, fraud, professional negligence, breach of fiduciary duty and breach of contract in connection with a broad-based corporate-owned life insurance program purchased by Bassett in 1994. The relief sought by Bassett includes compensatory damages in an unspecified amount in excess of $3 million, pre-judgment and post-judgment interest, and attorneys' fees. The Company believes it has meritorious defenses to Bassett's claims and intends to vigorously defend the matter.

                          CLARK, INC. AND SUBSIDIARIES

25. INTERIM FINANCIAL DATA (UNAUDITED)

     The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.


                                                                          QUARTER ENDED
                                     DEC.        SEPT.     JUNE       MAR.       DEC.         SEPT.         JUNE         MAR.
                                     2004        2004      2004       2004       2003         2003          2003         2003
                                     ----        ----      ----       ----       ----         ----          ----         ----
  TOTAL REVENUE                     $93,690    $66,692    $70,549    $84,651    $86,181      $77,852       $77,258      $84,638
  % of annual                         29.7%      21.1%      22.4%      26.8%      26.4%        23.9%         23.7%        26.0%

  TOTAL OPERATING EXPENSES (1)(2)    71,346     58,474     62,513     70,311     72,517       67,358        68,742       72,834
                                    -------    -------    -------    -------    -------      -------       -------      -------
  OPERATING INCOME                  $22,344    $ 8,218    $ 8,036    $14,340    $13,664      $10,494       $ 8,516      $11,804
    % of revenue                      23.8%      12.3%      11.4%      16.9%      15.9%        13.5%         11.0%        13.9%
                                    =======    =======    =======    =======    =======      =======       =======      =======
  NET INCOME                        $10,575    $ 1,509    $ 1,661    $ 4,415    $ 4,358      $ 2,751       $ 1,992      $ 3,581
                                    =======    =======    =======    =======    =======      =======       =======      =======
  Basic Earnings per common share   $  0.57    $  0.08    $  0.09    $  0.24    $  0.24      $  0.15       $  0.11      $  0.20
                                    =======    =======    =======    =======    =======      =======       =======      =======
  Diluted Earnings per common
  share                             $  0.57    $  0.08    $  0.09    $  0.23    $  0.23      $  0.15       $  0.11      $  0.19
                                    =======    =======    =======    =======    =======      =======       =======      =======

--------------
(1) Includes $7.5 million of expense for HCP reorganization in the fourth quarter of 2003.
(2) Includes $1.5 million of income for settlement of litigation in the second quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CLARK, INC.

                                        By: /s/ TOM WAMBERG
                                           -------------------------------------
                                                 Tom Wamberg
                                             Chief Executive Officer

Date: March 2, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                 /s/ TOM WAMBERG                     Chairman of the Board and                  March 2, 2005
------------------------------------------      Chief Executive Officer and Director
                   Tom Wamberg


             /s/ JEFFREY W. LEMAJEUR                    Chief Financial Officer,                March 2, 2005
------------------------------------------           Principal Accounting Officer
               Jeffrey W. Lemajeur


               /s/ THOMAS M. PYRA                    Chief Operating Officer, and               March 2, 2005
------------------------------------------                    Director
                 Thomas M. Pyra


             /s/ RANDOLPH A. POHLMAN                          Director                          March 2, 2005
------------------------------------------
               Randolph A. Pohlman


             /s/ L. WILLIAM SEIDMAN                           Director                          March 2, 2005
------------------------------------------
               L. William Seidman


              /s/ GEORGE D. DALTON                            Director                          March 2, 2005
------------------------------------------
                George D. Dalton


              /s/ STEVEN F. PIAKER                            Director                          March 2, 2005
------------------------------------------
                Steven F. Piaker


                 /s/ ROBERT LONG                              Director                          March 2, 2005
------------------------------------------
                   Robert Long

                                  EXHIBIT INDEX
Exhibit
  No.                                   Description
-------                                 -----------

2.1 Reorganization Agreement, dated as of July 30, 1998, by and among Clark/Bardes Holdings, Inc., Clark/Bardes, Inc. and the Predecessor Company (Incorporated herein by reference to Exhibit 2.1 of our Registration Statement on Form S-1, File No. 333-56799 filed with the SEC on July 12, 1998).

2.2 Asset Purchase Agreement, dated April l5, 1999, by and among Clark/Bardes, Inc., Clark/Bardes Holdings, Inc., Phynque, Inc., and certain stockholders of Phynque, Inc. (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, File No. 000-24769, filed with the SEC on April 20, 1999).

2.3 Stock Purchase Agreement, dated June 21, 2000 by and among Clark/Bardes, Inc. and Clark/Bardes Holdings, Inc. as Purchasers and Pearl Meyer, Diane Posnak, Steven E. Hall, Rhonda C. Edelman, Claude E. Johnston and David E. Swinford as Stockholders (Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, File No. 000-24769, filed with the SEC on July 5, 2000).

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

2.6 Asset Purchase Agreement, dated August 31, 2001, by and among Clark/Bardes Consulting, Inc., Clark/Bardes, Inc., Lyons Compensation & Benefits, LLC, and certain stockholders of Lyons Compensation & Benefits, LLC (Incorporated herein by reference to Exhibit 29 of our Registration Statement on Form S-3, File No. 333-72232, filed with the SEC on November 2, 2001).

2.7 Membership Interests Purchase Agreement regarding FTPG LLC, dated February 25, 2002, by and among Clark/Bardes, Inc., Clark/Bardes Consulting, Inc. and Pricewaterhouse Coopers LLP, Kenneth J. Kies, Patrick J. Raffaniello and FTPG LLC. (Incorporated herein by reference to Exhibit 2.10 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 27, 2002).

3.1 Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 12, 1998).

3.2 Certificate of Amendment of Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.3 to Amendment No.1 of our Registration Statement on Form S-1, File No. 333-56799), filed with the SEC on July 27, 1998).

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

3.6 Certification of Amendment of the Certification of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.6 of our Quarterly report on Form10-Q, File No. 001-31256, filed with the SEC on August 14, 2002).

Exhibit
  No.                                   Description
-------                                 -----------

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

10.2 Clark/Bardes Consulting, Inc. Execu-FLEX Benefit Plan, restated effective as of June 1, 2001(Incorporated herein by reference to Exhibit
        10.2 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 27, 2002).

        (a) Amendment No. 1 to Clark/Bardes Consulting, Inc. Execu-FLEX Benefit Plan, effective as of January 1, 2002, (Incorporated herein by reference to Exhibit 10.2 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 27, 2002).

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

10.9    Amended and Restated Employee Stock Purchase Plan.*

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

10.12 Employment Agreement dated February 1, 2004, by and between Clark, Inc. and Thomas M. Pyra. (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on May 10, 2004).

Exhibit
  No.                                   Description
-------                                 -----------

10.13 Employment Agreement effective, August 14, 2001, by and between Clark/Bardes, Inc. and Richard C. Chapman. (Incorporated herein by reference to Exhibit 10.14 of our Annual Report on Form 10-K, File No. 000-31256, filed with the SEC on March 27, 2002).

10.14 Employment Agreement, dated as of September 1, 1999, by and between Clark/Bardes Holdings, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q, File No. 000-24769, filed with the SEC on November 12, 1999).

        (a) First Amendment, dated March 6, 2002, to the Employment Agreement by and between Clark/Bardes Holdings, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.15 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 27, 2002).

        (b) Second Amendment, dated May 1, 2003, to the Employment Agreement by and between Clark/Bardes Holdings, Inc., Clark/Bardes Consulting, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.1(b) of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on November 13, 2003).

        (c) Third Amendment, dated October 1, 2003, to the Employment Agreement by and between Clark/Bardes Holdings, Inc., Clark/Bardes Consulting, Inc. and W.T. Wamberg (Incorporated herein by reference to Exhibit 10.1(c) of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on November 13, 2003).

10.15 Employment Agreement, dated as of July 1, 2004, by and between Clark, Inc. and James C. Bean (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 5, 2004).

10.16 Second Amended and Restated Credit Agreement, dated as of November 26, 2003 among Clark, Inc. as Borrower, Bank One Texas, NA, as Administrative Agent, Certain Financial Institutions as Lenders, and Bank One Capital Markets, Inc. as Lead Arranger and Sole Book Runner (Incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 12, 2004).

10.17 Promissory Note dated September 6, 2000, by and among Clark/Bardes Holdings, Inc. and William L. MacDonald, Sr. (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, File No. 000-24769, filed with the SEC on September 20, 2000).

10.18 Clark/Bardes, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 14, 2002).

10.19 Membership Interest Purchase Agreement, dated as of September 25, 2002, by and among Clark/Bardes, Inc., Clark/Bardes Consulting, Inc., Long, Miller & Associates, LLC and certain other parties named therein (Incorporated herein by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on November 14,
        2002).

10.20 Bonus Forfeiture Agreement, dated as of September 25, 2002, among Life Investors Insurance Company of America, Transamerica Life Insurance Company and Clark/Bardes Consulting, Inc. (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on November 14, 2002).

10.21 Administrative Services Agreement, dated as of September 25, 2002, among Life Investors Insurance Company of America, Transamerica Life Insurance Company and Clark/Bardes Consulting, Inc. (Incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on November 14, 2002).

10.22 Sale and Servicing Agreement, dated as of October 1, 2002, by and among CBC Insurance Revenue Securitization, LLC, Long, Miller & Associates, LLC, Clark/Bardes Consulting, Inc., BNY Midwest Trust Company and BNY Asset Solutions LLC (Incorporated herein by reference to Exhibit 10.23 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 27, 2003).

10.23 Indenture, dated as of October 1, 2002, by and among CBC Insurance Revenue Securitization, LLC and BNY Midwest Trust Company (Incorporated herein by reference to Exhibit 10.24 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 27, 2003).

Exhibit
  No.                                   Description
-------                                 -----------

10.24 Employment Agreement, dated July 16, 2004, between Clark, Inc. and Jeffrey W. Lemajeur (Incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 5, 2004).

10.25 Employment Agreement, dated March 21, 2003, between Clark/Bardes, Inc. and Leslie N. Brockhurst.*

21.1    Subsidiaries of the Registrant*

23.1    Consent of Deloitte and Touche LLP*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Offer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------
*filed herewith