Form 10-Q
period 2005-03-31
CLARK INC
filed 2005-05-03
CIK 1063980

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

         As of March 31, 2005, the registrant had outstanding 18,401,092 shares of common stock.

                                TABLE OF CONTENTS

                                                                                                    PAGE

Forward-Looking Statements.......................................................................    3

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited).......................................................    4
     Condensed Consolidated Balance Sheets as of March 31, 2005
           and December 31, 2004.................................................................    4
     Condensed Consolidated Statements of Income for the Three
          Months Ended March 31, 2005 and 2004...................................................    5
     Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2005 and 2004............................................    6
     Notes to Condensed Consolidated Financial Statements........................................    7

  Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................   15

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................   23

  Item 4. Controls and Procedures................................................................   23

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings......................................................................   23

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds............................   24

  Item 3. Defaults Upon Senior Securities........................................................   25

  Item 4. Submission of Matters to a Vote of Security Holders....................................   25

  Item 5. Other Information......................................................................   25

  Item 6. Exhibits...............................................................................   25

SIGNATURES.......................................................................................   26

EXHIBITS

     Index to Exhibits...........................................................................   27

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

         o our dependence on key producers, consultants, and services of key personnel;

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-Q reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. You should specifically consider the factors identified in our Form 10-K for the year ended December 31, 2004, included under the caption "Risk Factors," or in the documents incorporated by reference in our Form 10-K, which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward looking statements when deciding whether to buy, sell, or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------------------

                          CLARK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                                                  MARCH 31,            DECEMBER 31,
                                                                                    2005                  2004
                                                                             -----------------      ----------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $  7,055              $ 23,199
   Restricted cash                                                                   7,081                12,020
   Accounts and notes receivable, net                                               32,608                44,388
   Prepaid income taxes                                                              2,278                 1,479
   Deferred tax assets                                                                 899                   782
   Other current assets                                                              6,301                 2,445
                                                                                  --------              --------
      TOTAL CURRENT ASSETS                                                          56,222                84,313
                                                                                  --------              --------
INTANGIBLE ASSETS, NET
   Net present value of inforce revenue                                            436,163               439,644
   Goodwill                                                                        139,637               138,768
   Non-compete agreements                                                            5,444                 5,834
                                                                                  --------              --------
      TOTAL INTANGIBLE ASSETS, NET                                                 581,244               584,246
                                                                                  --------              --------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                           11,836                12,140
CASH SURRENDER VALUE OF LIFE INSURANCE                                               9,190                 8,111
OTHER ASSETS                                                                        12,185                12,483
                                                                                  --------              --------
      TOTAL ASSETS                                                                $670,677              $701,293
                                                                                  ========              ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                 $3,310              $  3,886
   Accrued liabilities                                                              31,535                54,145
   Deferred revenue                                                                  5,335                 2,268
   Recourse debt maturing within one year                                            1,328                 1,295
   Non-recourse debt maturing within one year                                        3,366                13,632
                                                                                  --------              --------
      TOTAL CURRENT LIABILITIES                                                     44,874                75,226
TRUST PREFERRED DEBT                                                                45,000                45,000
LONG-TERM RECOURSE DEBT                                                              3,083                 3,427
LONG-TERM NON-RECOURSE DEBT                                                        259,453               261,195
DEFERRED TAX LIABILITIES                                                            26,909                24,752
DEFERRED COMPENSATION                                                                9,755                 8,215
OTHER NON-CURRENT LIABILITIES                                                        6,686                 9,292
                                                                                  --------              --------
     TOTAL LIABILITIES                                                             395,760               427,107
                                                                                  --------              --------
STOCKHOLDERS' EQUITY
   Preferred stock
          Authorized - 1,000,000 shares; $.01 par value, none issued                     -                     -
   Common stock
          Authorized - 40,000,000 shares; $.01 par value, 18,995,263 shares at
          March 31, 2005 and 18,921,903 shares at December 31, 2004                    189                   188
   Paid-in capital                                                                 194,645               193,849
   Retained earnings                                                                87,812                87,803
   Other comprehensive income (loss)                                                   100                  (135)
   Deferred compensation                                                             2,327                 1,898
   Treasury stock, at cost - 594,171 shares at March 31, 2005 and 549,171
   shares at December 31, 2004                                                     (10,156)               (9,417)
                                                                                  --------              --------
TOTAL STOCKHOLDERS' EQUITY                                                         274,917               274,186
                                                                                  --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $670,677              $701,293
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

                          CLARK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                            --------------------------------
                                                                                                 2005             2004
                                                                                            --------------  ----------------
    REVENUE
       First year commissions and related fees                                                  $18,977           $35,725
       Renewal commissions and related fees                                                      36,105            38,053
       Consulting fees                                                                           10,243             9,419
       Reimbursable expenses                                                                      1,623             1,454
                                                                                                -------           -------
    TOTAL REVENUE                                                                                66,948            84,651
                                                                                                -------           -------

    OPERATING EXPENSES
       Commissions and fees                                                                      13,802            23,218
       General and administrative                                                                40,466            41,097
       Reimbursable expenses                                                                      1,623             1,454
       Amortization                                                                               3,844             4,542
                                                                                                -------           -------
    TOTAL OPERATING EXPENSES                                                                     59,735            70,311
                                                                                                -------           -------
    OPERATING INCOME                                                                              7,213            14,340
    OTHER INCOME (EXPENSE), NET                                                                       -            (1,468)
    INTEREST, NET
       Income                                                                                       164                57
       Expense                                                                                   (5,552)           (5,601)
                                                                                                -------           -------
    TOTAL INTEREST, NET                                                                          (5,388)           (5,544)
                                                                                                -------           -------
    Income before taxes                                                                           1,825             7,328
    Income taxes                                                                                 (  723)           (2,913)
                                                                                                -------           -------
    NET INCOME                                                                                  $ 1,102           $ 4,415
                                                                                                =======           =======

    Basic Earnings per Common Share                                                              $ 0.06            $ 0.24
    Weighted Average Shares Outstanding - Basic                                              18,315,144        18,493,430

    Diluted Earnings per Common Share                                                            $ 0.06            $ 0.23
    Weighted Average Shares Outstanding - Diluted                                            18,482,923        18,862,438

             See accompanying notes to these condensed consolidated
                             financial statements.

                          CLARK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        ---------------------------------
                                                                                             2005              2004
                                                                                        ---------------   ---------------
     NET CASH FROM OPERATING ACTIVITIES                                                     $    695          $ 10,633
                                                                                            --------          --------
     INVESTING ACTIVITIES
        Purchases of businesses, net of cash acquired                                        ( 8,843)          ( 6,449)
        Purchases of equipment                                                               ( 1,103)          (   694)
                                                                                            --------          --------
     Cash used in investing activities                                                       ( 9,946)          ( 7,143)
                                                                                            --------          --------
     FINANCING ACTIVITIES
        Proceeds from borrowings                                                                   -            34,800
        Repayment of borrowings                                                              (12,320)          (42,425)
        Cash restricted for the repayment of non-recourse notes                                4,939             5,680
        Exercise of stock options                                                                673               528
        Net activity related to employee stock purchase plan                                     125                 -
        Purchase of company stock (deferred comp plan)                                           429                 -
        Repurchase of company stock                                                          (   739)                -
                                                                                            --------          --------
     Cash used in financing activities                                                       ( 6,893)          ( 1,417)
                                                                                            --------          --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (16,144)            2,073
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         23,199             3,156
                                                                                            --------          --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  7,055          $  5,229
                                                                                            ========          ========


     Supplemental Disclosure for Cash Paid during the Period:
        Interest paid                                                                       $  5,434          $  5,125
        Income taxes, net of refunds                                                         (   374)              126

     Supplemental Non-Cash Information:
        Fair value of common stock issued in connection with acquisition contingent
        payouts                                                                             $    539          $  1,005

             See accompanying notes to these condensed consolidated
                             financial statements.

                          CLARK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

   (Tables shown in thousands of dollars, except share and per share amounts)


1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements include the accounts of Clark, Inc. ("the Company") and its wholly-owned subsidiaries. Through the Company's five operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Pearl Meyer & Partners, and Federal Policy Group, the Company designs, markets, and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark Securities, Inc. ("CSI"), a registered broker/dealer through which it sells all its securities products and receives related commissions. All significant intercompany amounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company's opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any other period.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, including a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

The pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively:

                                              MARCH 31,
                                    ------------------------------
                                        2005             2004
                                    ------------    --------------
Dividend yield                          None             None
Volatility                              57.1%            61.8%
Risk-free interest rates                 4.2%             5.2%
Expected life (years)                      5                5

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ------------------------
                                                                                    2005          2004
                                                                                 ----------    ----------
NET INCOME
  As reported                                                                      $1,102        $4,415
   Deduct: stock option compensation expense, net of tax                             (993)         (750)
                                                                                   ------        ------
Pro forma                                                                          $  109        $3,665
                                                                                   ======        ======

BASIC EARNINGS PER COMMON SHARE
  As reported                                                                      $ 0.06        $ 0.24
  Pro forma                                                                        $ 0.01        $ 0.20

DILUTED EARNINGS PER COMMON SHARE
  As reported                                                                      $ 0.06        $ 0.23
  Pro forma                                                                        $ 0.01        $ 0.19

Certain 2004 amounts have been reclassified to conform to 2005 presentation due to the merger of Human Capital Practice into Executive Benefits Practice, which was effective January 1, 2005.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), Shared-Based Payment, which supersedes Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The requirements of SFAS 123(R) are effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to adopt the provisions of SFAS 123(R) as of January 1, 2006. The Company is currently evaluating the impact to the financial statements of adoption of this pronouncement.

3.  HUMAN CAPITAL PRACTICE

Effective January 1, 2005, the Human Capital Practice was merged into Executive Benefits Practice. In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices and recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization, of which $3.1 million remains accrued on the condensed consolidated balance sheet as of March 31, 2005. In the first quarter of 2005, the Company adjusted its estimate of net future lease costs based upon sublease arrangements on terms more favorable than its previous expectations. The adjustment of $60 thousand is included in general and administrative expenses in the condensed consolidated statement of income for the three months ended March 31, 2005.

The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be additional charges or reversals in future periods. A summary of the activity in the reserve account as of March 31, 2005, is as follows:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                     RESERVE BALANCE         CASH                           RESERVE BALANCE
                                     JANUARY 1, 2005       PAYMENTS       ADJUSTMENTS        MARCH 31, 2005
                                   -------------------- --------------- ---------------- ------------------------
Employee termination costs               $  325               $ -             $ -                $  325
Lease costs                               2,946              ( 141)          ( 60)                2,745
                                         ------              -----           ----                ------
             Total                       $3,271              ($141)          ($60)               $3,070
                                         ======              =====           ====                ======

4.  ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:


                                                                 AS OF                            AS OF
                                                             MARCH 31, 2005                 DECEMBER 31, 2004
                                                       ---------------------------      ---------------------------
Accounts receivable - trade                                     $34,061                          $45,855
Accounts receivable allowance                                    (1,453)                          (1,467)
                                                                -------                          -------
                                                                $32,608                          $44,388
                                                                =======                          =======

A summary of the activity in the allowance for uncollectible accounts receivable is as follows:


                                                     THREE MONTHS ENDED                   YEAR ENDED
                                                       MARCH 31, 2005                  DECEMBER 31, 2004
                                                 ---------------------------      ---------------------------
Beginning balance                                         ($1,467)                         ($1,296)
Write offs                                                    218                              805
Expense                                                   (   204)                         (   976)
                                                          -------                        ---------
Ending balance                                            ($1,453)                         ($1,467)
                                                          =======                        =========

As of March 31, 2005, and December 31, 2004, there were approximately $2.0 million and $2.6 million, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 by reporting units are as follows:


                                       BALANCE                                   BALANCE
                                   JANUARY 1, 2005         EARNOUTS          MARCH 31, 2005
                                  -----------------       ----------        ----------------
Executive Benefits Practice           $ 21,855              ($120)              $ 21,735
Banking Practice                        52,050              1,019                 53,069
Healthcare Group                        14,076                  -                 14,076
Management Science Associates            5,010                  -                  5,010
Pearl Meyer & Partners                  36,981                  -                 36,981
Federal Policy Group                     8,766                  -                  8,766
Corporate                                   30              (  30)                     -
                                      --------              -----               --------
     Total                            $138,768               $869               $139,637
                                      ========              =====               ========

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Information regarding the Company's other intangible assets follows:


                                         AS OF MARCH 31, 2005                       AS OF DECEMBER 31, 2004
                                ----------------------------------------    -----------------------------------------
                                   GROSS        ACCUMULATED                    GROSS       ACCUMULATED
                                   AMOUNT      AMORTIZATION      NET           AMOUNT     AMORTIZATION       NET
                                ------------- -------------- -----------    ------------ --------------- ------------
 Inforce  revenue                  $500,494      ($64,331)    $436,163        $500,521       ($60,877)     $439,644
 Non-compete  agreements             10,669      (  5,225)       5,444          10,669       (  4,835)        5,834
                                   --------      --------     --------        --------       --------      --------

     Total                         $511,163      ($69,556)    $441,607        $511,190       ($65,712)     $445,478
                                   ========      ========     ========        ========       ========      ========

Amortization expense of other intangible assets was $3.8 million and $4.5 million for the three months ended March 31, 2005, and March 31, 2004, respectively.

The Company estimates that its annual amortization for 2005 through 2009 for intangible assets related to all acquisitions consummated through March 31, 2005 will be approximately as follows:

                                  YEAR                    AMOUNT
                                  ----                   -------
                                  2005                   $15,373
                                  2006                    14,783
                                  2007                    14,395
                                  2008                    13,962
                                  2009                    13,114

6.  CONTINGENT CONSIDERATION

As a result of the Company's acquisition program, it has $9.3 million of contingent consideration potentially due to the former owners of its acquired entities, including $4.2 million that has been earned and is accrued on the condensed consolidated balance sheet as of March 31, 2005. If and when the acquired entities meet certain performance criteria negotiated at the time of the purchase, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of March 31, 2005:

            POTENTIAL AMOUNT PAYABLE IN                    CASH
----------------------------------------------------    -----------
                       2005                                $3,603
                       2006                                 2,100
                       2007                                 3,602
                                                           ------
                                                           $9,305
                                                           ======

7.  STATEMENT OF COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value of interest rate swaps, net of tax. Shown below is the Company's comprehensive income:


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         ----------------------------
                                                                                             2005            2004
                                                                                         ------------    ------------
Net income                                                                                  $1,102          $4,415
Change in fair value of interest rate swap, net of tax                                         235             (90)
                                                                                            ------          ------
Comprehensive income                                                                        $1,337          $4,325
                                                                                            ======          ======

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   ---------------------------------
                                                                                        2005              2004
                                                                                   ---------------   ---------------
Numerator for basic and diluted earnings per common share                                 $1,102            $4,415
                                                                                      ==========        ==========
DENOMINATOR:
Basic earnings per common share - weighted average shares outstanding                 18,315,144        18,493,430
Effect of dilutive securities:
  Stock options                                                                          141,777           274,921
  Contingent shares earned not issued                                                     26,002            94,087
                                                                                      ----------        ----------
Diluted earnings per share - weighted average shares plus assumed conversions         18,482,923        18,862,438
                                                                                      ==========        ==========
Basic earnings per common share                                                           $ 0.06            $ 0.24
                                                                                      ==========        ==========
Diluted earnings per common share                                                         $ 0.06            $ 0.23
                                                                                      ==========        ==========

For the three months ended March 31, 2005 and 2004, there were approximately 860 thousand and 567 thousand, respectively, of outstanding stock options, which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company's common shares during the respective periods. The range of exercise prices for these antidilutive stock options was between $15.51 and $25.28 at March 31, 2005 and $18.13 to $30.30 at March 31, 2004.

9.  INTEREST RATE SWAP

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to movements in interest rates. On February 25, 2005, the Company entered into an interest rate swap with a non-amortizing notional value of $10 million to hedge outstanding three-month LIBOR-based debt. This swap and interest rate swaps entered into in 2004 and 2003 have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income ("OCI") for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings. Amounts are reclassified from OCI to earnings as the interest rate swaps effect earnings. There have been no charges to earnings for ineffectiveness of interest rate hedges for the three months ended March 31, 2005. The fair value of interest rate swap agreements, based upon bank quotes, was an asset of approximately $331 thousand at March 31, 2005. The terms of these interest rate swaps are as follows (fair value in thousands):


      EFFECTIVE                                   NOTIONAL AMOUNT AT    FIXED RATE     VARIABLE RATE    FAIR VALUE AS OF
         DATE                MATURITY DATE          MARCH 31, 2005      TO BE PAID    TO BE RECEIVED     MARCH 31, 2005
----------------------- ------------------------ --------------------- -------------- ---------------- -------------------
February 25, 2005       December 31, 2009           $10.0 million          4.31%           LIBOR             $ 68
May 18, 2004            March 31, 2009              $ 7.0 million          4.44%           LIBOR               (1)
January 7, 2003         December 31, 2007           $15.4 million          2.85%           LIBOR              264
                                                                                                             ----
                                                                                           Total             $331
                                                                                                             ====

10.  DIVIDENDS

On January 25, 2005, the Board of Directors authorized the Company to pay a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of March 1, 2005, which was paid on April 1, 2005.

On April 26, 2005, the Board of Directors authorized the Company to pay a dividend of $0.06 per share to all stockholders of record as of June 1, 2005, payable on July 1, 2005.

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

11.   SEGMENTS AND RELATED INFORMATION

The Company has five reportable segments:

         o Executive Benefits Practice - markets, designs, implements, administers, and finances non-qualified benefit plans for companies of all sizes including Fortune 1000 companies and provides compensation, benefit, and human resource consulting services.

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

The segment information as of, and for the periods ended March 31, 2005 and 2004, for the Executive Benefits Practice segment reflects the results of, and information related to, the Human Capital Practice, which was merged into the Executive Benefits Practice effective January 1, 2005.

The five reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, human resources, and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

The Company has disclosed income from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company's chief operating decision-maker and the most consistent with the presentation of profitability reported within the condensed consolidated financial statements. The accounting policies of the business segment reports are the same as those described in Note 1 "Nature of Operations and Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company evaluates performance and allocates resources based on operating income before income taxes, interest, and corporate administrative expenses. There are no inter-segment revenues or expenses.

Segment information for the three month periods ended March 31, 2005 and 2004, is as follows:

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                       ---------------------------------
                                                                                             2005             2004
                                                                                       ----------------  ---------------
REVENUES FROM EXTERNAL CUSTOMERS
     Executive Benefits Practice                                                           $ 18,103         $ 28,943
     Banking Practice                                                                        26,398           33,785
     Healthcare Group                                                                        10,180            9,994
     Pearl Meyer & Partners                                                                   8,254            6,537
     Federal Policy Group                                                                     2,900            3,454
                                                                                           --------         --------
                  Total segments - reported                                                  65,835           82,713
     Corporate/CSI                                                                            1,113            1,938
                                                                                           --------         --------
                   Total consolidated - reported                                           $ 66,948         $ 84,651
                                                                                           ========         ========
OPERATING INCOME (LOSS) AND INCOME BEFORE TAXES
     Executive Benefits Practice                                                           $  1,565         $  7,385
     Banking Practice                                                                         5,604            6,590
     Healthcare Group                                                                         2,186            2,310
     Pearl Meyer & Partners                                                                     937              531
     Federal Policy Group                                                                       281              665
                                                                                           --------         --------
                     Total segments - reported                                               10,573           17,481
     Corporate/CSI                                                                           (3,360)          (3,141)
     Other income (expense)                                                                       -           (1,468)
     Interest - net                                                                          (5,388)          (5,544)
                                                                                           --------         --------
                      Income before taxes                                                  $  1,825         $  7,328
                                                                                           ========         ========
DEPRECIATION AND AMORTIZATION
     Executive Benefits Practice                                                           $  1,118         $  1,131
     Banking Practice                                                                         3,022            3,488
     Healthcare Group                                                                           534              687
     Pearl Meyer & Partners                                                                     126              188
     Federal Policy Group                                                                       101              102
                                                                                           --------         --------
                     Total segments - reported                                                4,901            5,596
     Corporate/CSI                                                                              337              336
                                                                                           --------         --------
                     Total consolidated - reported                                         $  5,238         $  5,932
                                                                                           ========         ========
CAPITAL EXPENDITURES
     Executive Benefits Practice                                                           $    495         $     89
     Banking Practice                                                                           235              236
     Healthcare Group                                                                           352              142
     Pearl Meyer & Partners                                                                      92              106
     Federal Policy Group                                                                         -                -
                                                                                           --------         --------
                     Total segments - reported                                                1,174              573
     Corporate/CSI                                                                           (   71)             121
                                                                                           --------         --------
                     Total consolidated - reported                                         $  1,103             $694
                                                                                           ========         ========

                                                                                           MARCH 31,       DECEMBER 31,
IDENTIFIABLE ASSETS                                                                          2005              2004
                                                                                       ----------------  ---------------
     Executive Benefits Practice                                                           $ 82,103         $ 80,040
     Banking Practice                                                                       471,009          487,784
     Healthcare Group                                                                        31,757           31,032
     Pearl Meyer & Partners                                                                  49,381           48,355
     Federal Policy Group                                                                    13,068           12,018
                                                                                           --------         --------
                  Total segments - reported                                                 647,318          659,229
     Deferred tax assets                                                                        899              782
     Corporate/CSI                                                                           22,460           41,282
                                                                                           --------         --------
                   Total consolidated - reported                                           $670,677         $701,293
                                                                                           ========         ========

                          CLARK, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

12.  LITIGATION AND CONTINGENCIES

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

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

On May 30, 2001, the Company was named a defendant in a lawsuit filed in the District Court of LaSalle County, Texas, but heard in Dallas County, Texas, alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. On February 12, 2004, settlement was reached with the lead plaintiff. On March 14, 2005, a jury returned a verdict in favor of the Company on all matters, and no damages were awarded to the plaintiffs. The plaintiffs have the right to appeal the verdict, however, the Company is confident that the outcome of any appeal would not be adverse to the Company.

INDEPENDENT SALES PRODUCERS' DISPUTES

In March 2004, two of the Company's independent sales producers exercised their termination rights under their agreement(s) with the Company. Included in the Company's condensed consolidated balance sheets is a receivable of approximately $1.4 million from these two producers and their employee related to certain chargeback commissions to be repaid to the Company from the surrender of policies in 2003. Upon termination, the producers have disputed the chargeback and asserted other miscellaneous claims. The producers have filed a motion to compel arbitration in U.S. District Court in Connecticut, which the Company has opposed. Although, the Company has filed a claim with the NASD in order to resolve the chargeback dispute in that forum, the Company has agreed to stay the NASD proceeding until resolution of the motion to compel arbitration with the U.S. District Court. While it is not possible to predict with certainty the outcome of the disputes, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

BASSETT FURNITURE INDUSTRIES, INCORPORATED V. CLARK CONSULTING, INC. (F/K/A CLARK/BARDES, INC.)

On November, 29, 2004, Bassett Furniture Industries, Incorporated ("Bassett") filed a civil action against the Company in the United States District Court for the Western District of Virginia, Danville Division, in which Bassett alleges, among other things, fraud, professional negligence, breach of fiduciary duty and breach of contract in connection with a broad-based corporate-owned life insurance program purchased by Bassett in 1994. The relief sought by Bassett includes compensatory damages in an unspecified amount in excess of $3 million, pre-judgment and post-judgment interest, and attorneys' fees. The Company believes it has meritorious defenses to Bassett's claims and intends to vigorously defend the matter. On March 15, 2005, prior to filing its answer or other pleading, the Company entered into a settlement agreement for $650 thousand, which resolved the matter, and the litigation has been dismissed.

                                      *****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   (Tables shown in thousands of dollars, except share and per share amounts)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the notes thereto, and other information appearing elsewhere in this Form 10-Q.

OVERVIEW

We design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. We generally compete with regional firms while we market our products and services nationwide. A majority of our revenues result from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients' benefit programs. Most of our clients' benefit programs are financed by business-owned life insurance and other financial products. We pay commissions to employee and independent producers based upon a percentage of our commission revenue. We work closely with clients to design customized products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features and competitive pricing.

A significant portion of our growth in the last ten years has been acquisition related. Business-owned life insurance programs have tax advantages associated with products that are attractive to our clients. Portions of our product offerings are interest rate sensitive. Changes in tax and legislative laws can have an affect on our business, as seen over the last several years with our Executive Benefits Practice. We have been expanding our compensation consulting practices to diversify our product offerings. The largest component of our general and administrative expense is salary and other benefit related costs.

RECENT EVENTS

On April 20, 2005, the Internal Revenue Service completed its audit of our Federal income tax returns for the years ended December 31, 2003 and 2002. Virtually all of the settlement amount related to the timing of certain deductions and there was no adjustment to 2005 income tax expense relating to the settlement.

On March 9, 2005, we received a subpoena from the Office of the Attorney General of the State of New York. The subpoena sought information related to our business practices relating to the sale of retirement products, including contingent commission agreements related to these sales. On March 19, 2005, we provided all of the requested information to the Office of the Attorney General of the State of New York. We intend to fully cooperate with any future inquiries.

On January 25, 2005, our Board of Directors authorized us to pay a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of March 1, 2005, which was paid on April 1, 2005. On April 26, 2005, our Board of Directors authorized us to pay a dividend of $0.06 per share to all stockholders of record as of June 1, 2005, payable on July 1, 2005. We intend to pay a similar dividend each quarter, assuming we have adequate capital availability, that we continue to be permitted to pay dividends under our senior credit facility, and that cash dividends continue to be in the best interests of our stockholders and us. On January 25, 2005, the Board of Directors also authorized us to expand our existing stock repurchase program to a total of $15 million of our outstanding common stock, from the previously authorized level of $10 million.

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

First Year Commission Revenue and Related Fees. First year commission revenue and related fees are derived from two principal sources; (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid (which is the effective date of the insurance policy), by the client, to the insurance company or, in certain instances, when cash is received; and (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies.

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

Consulting Fee Revenue. Consulting fee revenue consists of fees charged by Pearl Meyer & Partners and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, people strategy, compensation surveys, and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the service is rendered. Consulting revenue generated by the Executive Benefits Practice, Banking Practice, and Healthcare Group are included in the first year revenue line on our condensed consolidated statement of income.

Administrative Service Fee Revenue. Administrative service fee revenue consists of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are mainly included in our renewal revenue line on our condensed consolidated statement of income.

Supplemental Compensation Agreements. A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $3.2 million and $3.1 million in revenue under such arrangements for the three months ended March 31, 2005, and 2004, respectively.

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

INTANGIBLE ASSETS

Our intangible assets include the excess of the costs of acquired businesses over the fair values of the tangible net assets associated with an acquisition. Our intangible assets consist of the net present value of future cash flows from policies inforce at the acquisition date, non-compete agreements with the former owners, other identifiable intangibles, and goodwill. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives.

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

RESULTS OF OPERATIONS


                                                                     THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------------
                                                                 2005           2004          % CHANGE
                                                              -----------    ------------   -------------
TOTAL REVENUE                                                   $66,948        $84,651         (20.9%)

OPERATING EXPENSE
    Commissions and fees                                         13,802         23,218         (40.6%)
     % of revenue                                                  20.6%          27.4%
    Other operating expenses                                     45,933         47,093         ( 2.5%)
     % of revenue                                                  68.6%          55.6%
                                                                -------        -------         ------
OPERATING INCOME                                                $ 7,213        $14,340         (49.7%)
                                                                =======        =======         ======

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004.

Revenue. Total revenue for the three months ended March 31, 2005, was $66.9 million, compared to revenue of $84.7 million in first quarter 2004. First year revenue for the three months ended March 31, 2005, was $19.0 million compared to $35.7 million for the three months ended March 31, 2004 accounting for the majority of the shortfall. First year revenue in 2004 included $9.3 million for a large case that closed during the quarter. Banking Practice first year revenue was $7.7 million less for the three months ended March 31, 2005, when compared to the three months ended March 31, 2004, due to a soft market for BOLI products. Revenue for the three months ended March 31, 2005 and 2004, included approximately $3.2 million and $3.1 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the three months ended March 31, 2005, was $36.1 million compared to $38.1 million for the three months ended March 31, 2004. The decrease in renewal revenue is primarily the result of the timing of premium payments from certain clients and changes in contract renewal commission rates that carriers pay on certain products as the policies age at the Executive Benefits Practice.

Commissions and fees expense. Commissions and fees expense for the three months ended March 31, 2005, was $13.8 million, or 20.6% of total revenue, compared to $23.2 million or 27.4% of total revenue in first quarter 2004. The percentage paid in commission expense declined due to the fact that the supplemental compensation arrangement revenues and consulting revenues have no related commission expense and are a higher percentage of revenue in 2005 than in 2004. Also impacting commission percentage to revenue is the mix between first year and renewal revenue and the mix between sales by employees versus sales by independent producers. Renewal revenues generally have lower commissions than first year revenues and employee sales generally have lower commissions than sales by independent producers. Some of the commission savings from sales by employees is spent in the form of increased operating expenses. Independent producers cover their operating expenses out of their commissions.

General and administrative expenses. General and administrative expenses declined slightly (1.5%) from $41.1 million for the three months ended March 31, 2004, to $40.5 million for the three months ended March 31, 2005. The decrease in general and administrative expenses was attributable to lower headcounts at Executive Benefits Practice and Banking Practice partially offset by a $650 thousand lawsuit settlement at the Executive Benefits Practice in 2005.

Amortization expense. Amortization expense decreased approximately $700 thousand to $3.8 million for the three months ended March 31, 2005, from $4.5 million for the three months ended March 31, 2004, based on the timing of scheduled amortization of our acquired inforce revenue.

Other income (expense). Other income (expense) for the three months ended March 31, 2004, included a $1.5 million write-off of costs associated with a prospective securitization financing that was abandoned in the first quarter of 2004.

Interest expense. Interest expense for the three months ended March 31, 2005 and 2004 was $5.6 million.

Income taxes. Income taxes for the three months ended March 31, 2004, were $2.9 million, or 39.8% of income before taxes, compared to $723 thousand, or 39.6% of income before taxes for the three months ended March 31, 2005.

Net income. Net income for the quarter ended March 31, 2005, was $1.1 million, or $0.06 per diluted share, representing a 75% decrease from net income of $4.4 million, or $0.23 per diluted share, in the comparable quarter of 2004.

The tables that follow present the operating results of our five segments for the three months ended March 31, 2005 and 2004.

EXECUTIVE BENEFITS PRACTICE

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                        ---------------------------
                                             2005          2004
                                        -------------- ------------
TOTAL REVENUE                              $18,103       $28,943
OPERATING EXPENSES
     Commissions and fees                    5,776        10,936
     Other operating expenses               10,762        10,622
                                           -------       -------
OPERATING INCOME                           $ 1,565       $ 7,385
                  % of revenue                 8.6%         25.5%
                                           =======       =======

As of January 1, 2005, we transferred the operations of Human Capital Practice to Executive Benefits Practice. As a result, all periods presented have been reclassified to reflect this transfer.

Total revenue for the three months ended March 31, 2005, was $18.1 million compared to $28.9 million for the three months ended March 31, 2004. First year revenue for the three months ended March 31, 2005, was $6.5 million compared to $14.9 million for the three months ended March 31, 2004, in the Executive Benefits Practice. First year 2004 revenue included $8.6 million for one large case. Renewal revenue for the three months ended March 31, 2005, was $11.6 million compared to $14.1 million for the three months ended March 31, 2004. The decrease in renewal revenue is primarily the result of the timing of premium payments from certain clients and changes in contract renewal commission rates that carriers pay on certain products as the policies age. Commission expense as a percentage of total revenue declined to 31.9% for the three months ended March 31, 2005, from 37.8% for the three months ended March 31, 2004, due to the mix of sales by employee consultants, who are paid on a lower commission grid, and the mix between first year versus renewal revenue. General and administrative expense for the three months ended March 31, 2005, was $100 thousand higher than the three months ended March 31, 2004, due mainly to a $650 thousand lawsuit settlement in 2005 offset by lower headcount (260 for 2005 and 285 for 2004). General and administrative expense for the three months ended March 31, 2004 included a charge of $475 thousand related to the termination of two independent producers' agreements with us.

BANKING PRACTICE

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                        ---------------------------
                                             2005         2004
                                        -------------- ------------
TOTAL REVENUE                              $26,398       $33,785
OPERATING EXPENSES
     Commissions and fees                    6,796        11,575
     Other operating expenses               13,998        15,620
                                           -------       -------
OPERATING INCOME                           $ 5,604       $ 6,590
         % of revenue                         21.2%         19.5%
                                           =======       =======

First year revenue decreased 54.7% to $6.4 million for the three months ended March 31, 2005 from $14.0 million for the three months ended March 31, 2004. First year revenue for the three months ended March 31, 2005 was impacted by a soft market for BOLI products and the historically low long-term interest rate environment. Total revenue for the three months ended March 31, 2005 and 2004, included approximately $1.5 million and $1.6 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the three months ended March 31, 2005 and March 31, 2004, was approximately $20 million. Commission expense for the three months ended March 31, 2005, was $6.8 million, or 25.7% of revenue, compared to $11.6 million, or 34.3% of revenue, for the same period in 2004. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employee consultants versus independent producers and the mix between first year revenues and renewal revenues. In addition, we do not pay commission expense on the revenue associated with the supplemental compensation arrangements. General and administrative expense for the three months ended March 31, 2005, was $11.4 million, or 43.1% of revenue, compared to $12.5 million or 37.1% of revenue, for the comparable period in 2004. General and administrative expense decreased due to lower headcount (289 in 2005 and 312 in 2004) and a shift in 2005 to smaller regional marketing meetings instead of an annual national marketing meeting. Amortization expense for the three months ended March 31, 2005 and 2004, was $2.6 million and $3.1 million, respectively. The decrease is based on the timing of scheduled amortization of our acquired inforce revenue.


HEALTHCARE GROUP

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                        ---------------------------
                                             2005          2004
                                        -------------- ------------
TOTAL REVENUE                              $10,180        $9,994
OPERATING EXPENSES
    Commissions and fees                     1,230           707
    Other operating expenses                 6,764         6,977
                                           -------        ------
OPERATING INCOME                           $ 2,186        $2,310
         %  of revenue                        21.5%         23.1%
                                           =======        ======

Healthcare Group revenues were slightly higher (1.9%) for the three months ended March 31, 2005, compared to the prior year. First year commission revenue for the three months ended March 31, 2005, was lower (8.5 %) than prior year due to a lower number of new projects and lower add-on commissions as a result of a lost client. Commission expense for the three months ended March 31, 2005, was $1.2 million compared to $700 thousand for the three months ended March 31, 2004. Commission expense for the three months ended March 31, 2005, includes approximately $100 thousand for costs associated with a severance agreement and higher costs associated with the mix of revenues. General and administrative expense for the three months ended March 31, 2005, was $6.5 million compared to $6.6 million for the three months ended March 31, 2004.

PEARL MEYER & PARTNERS

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                        ---------------------------
                                             2005          2004
                                        -------------- ------------
TOTAL REVENUE                               $8,254        $6,537
OPERATING EXPENSES                           7,317         6,006
                                            ------        ------
OPERATING INCOME                            $  937        $  531
         %  of revenue                        11.4%          8.1%
                                            ======        ======

Total consulting revenue increased 26.3% to $8.3 million for the three months ended March 31, 2005, compared to $6.5 million for the three months ended March 31, 2004. The practice continues to experience more sales activity generated by higher headcount (101 in 2005 and 85 in 2004) along with additional engagements in its area of expertise of corporate governance and executive compensation. General and administrative expense was $7.3 million for the three months ended March 31, 2005, compared to $6.0 million for the three months ended March 31, 2004, reflecting additional expense from higher headcount.

FEDERAL POLICY GROUP

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                        ---------------------------
                                             2005          2004
                                        -------------- ------------
TOTAL REVENUE                               $2,900        $3,454
OPERATING EXPENSES                           2,619         2,789
                                            ------        ------
OPERATING INCOME                            $  281        $  665
               %  of revenue                   9.7%         19.3%
                                            ======        ======

Revenue for the three months ended March 31, 2005 was $2.9 million compared to $3.5 million for the three months ended March 31, 2004 due to a lower number of clients in 2005. Several client projects concluded on December 31, 2004.

Operating expenses for the three months ended March 31, 2005 were $2.6 million compared to $2.8 million for the three months ended March 31, 2004. Operating expenses for the three months ended March 31, 2005, included $100 thousand of client expenses, which was billed back to the client and included in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

                                               MARCH 31,         DECEMBER 31,
                                                 2005                2004
                                          ------------------   -----------------
Cash and cash equivalents                      $ 7,055             $23,199
Working capital (1)                            $11,348             $ 9,087
Current ratio - to one                            1.25                1.12
Stockholders' equity per common share (2)      $ 14.94             $ 14.92
Debt to total capitalization (3)                  53.2%               54.2%

(1) Includes restricted cash and current portion of debt associated with asset-backed non-recourse notes
(2)      Total stockholders' equity divided by actual shares outstanding
(3) Current debt plus long term debt divided by current debt plus long term debt plus stockholders' equity

As a company with historically strong operating cash flow, we believe we have little need to maintain substantial cash balances. To the extent we have net cash from operating activities, we use it to fund capital expenditures and service existing debt. We expect large cash outlays such as future acquisitions to be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.

Below is a table summarizing our cash flow:

                                       THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------
                                           2005                  2004
                                    ------------------      --------------
Cash flows from (used in):
Operating activities                     $   695               $10,633
Investing activities                      (9,946)               (7,143)
Financing activities                      (6,893)               (1,417)

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows:

                                             THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------
                                                2005               2004
                                           -------------      --------------
Net income plus non-cash expenses             $ 8,294            $12,932
Changes in operating assets and liabilities    (7,599)            (2,299)
                                              -------            -------
Cash flows from operating activities          $   695            $10,633
                                              =======            =======

Non-cash expenses include depreciation of equipment and leasehold improvements, amortization of intangibles and deferred tax expense. The 2005 decrease in cash relating to changes in operating assets and liabilities relates primarily to the payment of accrued liabilities ($18.1 million) in the first quarter for bonuses and earnout payments offset by collection of accounts receivables ($11.8 million).

Cash Used in Investing Activities

For the three months ended March 31, 2005, approximately $8.8 million of our cash was used for contingent consideration payments to prior owners of businesses we acquired and approximately $1.1 million of our cash was used for the purchase of fixed assets.

A substantial portion of the purchase price used to fund acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

For the three months ended March 31, 2005, approximately $6.9 million of cash was used for financing activities. We used $12.3 million for the repayment of borrowings. As of March 31, 2005, we had restricted cash of approximately $7.1 million, a decrease of $4.9 million from December 31, 2004, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

In November 2003, we amended and restated our December 28, 1999 Credit Agreement revising the amount available under the credit facility to $80.0 million for a three year period ending December 31, 2006. In December 2003, a new participant bank was added to the facility increasing the facility amount to $90 million. The credit facility amount was reduced dollar for dollar by $18 million of repayments in 2003 and 2004 on the term portion of the facility. We had $72 million available under our credit line at March 31, 2005. Our assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller. In September 2004, we amended our credit agreement to allow for potential stock repurchases and dividend payments. The remaining provisions of the agreement remained substantively the same.

The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders' equity), and a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of March 31, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2005, we had total outstanding indebtedness of $312.2 million, or approximately 109.8% of total market capitalization. Our outstanding debt consists of the following:


                                               OUTSTANDING AMOUNT AS OF         WEIGHTED AVERAGE INTEREST RATE AS
             TYPE OF DEBT                           MARCH 31, 2005                      OF MARCH 31, 2005
             ------------                      ------------------------         ---------------------------------
Non-recourse bonds                                   $262.8 million                         Fixed -  6.5%
Note to prior owner                                     4.4 million                         Fixed - 10.0%
Trust preferred                                        45.0 million                      Variable -  6.8%

On February 25, 2005, we entered into an interest rate swap with a total non-amortizing notional value of $10 million to hedge our LIBOR-based debt. The notional amount of the interest rate swap entered into in January 2003 amortizes at the rate of $1.4 million per quarter. The terms of the interest rate swaps are as follows:


     EFFECTIVE                              NOTIONAL AMOUNT     FIXED RATE    VARIABLE RATE     FAIR VALUE AS OF
       DATE             MATURITY DATE      AT MARCH 31, 2005    TO BE PAID    TO BE RECEIVED     MARCH 31, 2005
-------------------- --------------------- ------------------- -------------- --------------- ---------------------
February 25, 2005    December 31, 2009          $10,000            4.31%          LIBOR                $ 68
May 18, 2004         March 31, 2009             $ 7,000            4.44%          LIBOR                  (1)
January 7, 2003      December 31, 2007          $15,400            2.85%          LIBOR                 264
                                                                                                       ----
                                                                                  Total                $331
                                                                                                       ====

We have exposure to changing interest rates and will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps we have entered into are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at March 31, 2005. Interest on the remaining $12.6 million of unhedged debt at March 31, 2005, bears interest at three-month LIBOR plus a weighted average of 400 basis points. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $126 thousand on interest expense on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.


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

FRIEDA SHUSTER, ET AL. V. HYDER MIRZA, ET AL. INCLUDING CLARK/BARDES, INC.

On May 30, 2001, we were named a defendant in a lawsuit filed in the District Court of LaSalle County, Texas, but heard in Dallas County, Texas, alleging gross negligence in connection with the death of an employee when the private aircraft in which he was traveling on company business crashed. On February 12, 2004, settlement was reached with the lead plaintiff. On March 14, 2005, a jury returned a verdict in our favor on all matters, and no damages were awarded to the plaintiffs. The plaintiffs have the right to appeal the verdict, however, we are confident that the outcome of any appeal would not be adverse to us.

BASSETT FURNITURE INDUSTRIES, INCORPORATED V. CLARK CONSULTING, INC. (F/K/A CLARK/BARDES, INC.)

On November, 29, 2004, Bassett Furniture Industries, Incorporated ("Bassett") filed a civil action against us in the United States District Court for the Western District of Virginia, Danville Division, in which Bassett alleges, among other things, fraud, professional negligence, breach of fiduciary duty and breach of contract in connection with a broad-based corporate owned life insurance program purchased by Bassett in 1994. The relief sought by Bassett includes compensatory damages in an unspecified amount in excess of $3 million, pre-judgment and post-judgment interest, and attorneys' fees. We believe we have meritorious defenses to Bassett's claims and we intend to vigorously defend the matter. On March 15, 2005, prior to filing our answer or other pleading, we entered into a settlement agreement for $650 thousand, which resolved the matter and the litigation has been dismissed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2005, we issued the number of shares of our common stock set out below to the previous owners of the following entities for attaining established financial criteria as outlined in the purchase agreements related to our acquisition of the respective entities:

ENTITY                             SHARES
------                             ------

Comiskey Kaufman                   20,476
Coates Kenney                      11,148
                                   ------
                                   31,624
                                   ======

The sale of the securities to the entities noted above were made in reliance upon the Section 4(2) exemption from the registration provisions of the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser of ours, of shares of our common stock during the quarterly period ended March 31, 2005.


                             (A)            (B)                     (C)                           (D)
                            TOTAL         AVERAGE           TOTAL NUMBER OF SHARES        MAXIMUM NUMBER (OR
                          NUMBER OF        PRICE             PURCHASED AS PART OF      APPROXIMATE DOLLAR VALUE) OF
                           SHARES         PAID PER            PUBLICLY ANNOUNCED     SHARES THAT MAY YET BE PURCHASED
        PERIOD         PURCHASED(1)(2)     SHARE               PLANS OR PROGRAMS      UNDER THE PLANS OR PROGRAMS(2)
   ----------------   ---------------     --------          ----------------------   --------------------------------
   January 1, 2005
       through
   January 31, 2005             -               -                     -

   February 1, 2005
       through
   February 28, 2005       35,000          $16.25                35,000                       $7.21 million

    March 1, 2005
       through
    March 31, 2005         10,000          $16.96                10,000                       $7.04 million
                           ------          ------                ------

TOTAL                      45,000          $16.42                45,000
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See accompanying Exhibit Index included after the signature page of this report for a list of the exhibits filed, furnished, or incorporated by reference in this report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CLARK, INC.



Date     May 3, 2005          /s/ Tom Wamberg
     ---------------------    ---------------------------
                                  Tom Wamberg
                              Chairman of the Board and Chief Executive Officer

Date      May 3, 2005         /s/ Jeffrey W. Lemajeur
     -----------------        ---------------------------
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

3.2 Certificate of Amendment of Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.3 to Amendment No. 1 to our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 27, 1998).

3.3 Certificate of Amendment of Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 5 of our Registration Statement on Form 8-A, filed with the SEC on February 28, 2002).

3.4 Certification of Amendment of Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.6 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 14, 2002).

3.5 Certificate of Amendment of Certificate of Incorporation (Incorporated herein by reference to Exhibit 4.5 of our Registration Statement on Form S-8, File No. 333-106538, filed with the SEC on June 26, 2003).

3.6 Bylaws of Clark, Inc. (Incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-8, File No. 333-106538, filed with the SEC on June 26, 2003).

3.7 Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.4 to Amendment No. 2 to our Registration Statement on Form S-1, File No. 333-56799 filed with the SEC on August 11, 1998).

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

-------------
* filed herewith