Form 10-Q
period 2005-06-30
CLARK INC
filed 2005-08-04
CIK 1063980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission File No. 001-31256

CLARK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-2103926
(State of Incorporation)	(I.R.S. Employer Identification No.)

102 South Wynstone Park Drive
North Barrington, Illinois	60010
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (847) 304-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2005, the registrant had outstanding 18,303,150 shares of common stock.

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

•	changes in tax legislation;

•	other federal and state laws and regulations;

•	general economic conditions;

•	competitive factors and pricing pressures;

•	our dependence on key producers, consultants, and services of key personnel;

•	our dependence on persistency of existing business;

•	our ability to achieve our earnings projections;

•	risks associated with acquisitions;

•	significant intangible assets;

•	our dependence on a select group of insurance companies;

•	supplemental compensation arrangements with certain insurance companies; and

•	our dependence on information processing systems and risk of errors or omissions.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-Q reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. You should specifically consider the factors identified in our Form 10-K for the year ended December 31, 2004, included under the caption “Risk Factors,” or in the documents incorporated by reference in our Form 10-K, which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell, or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances, or otherwise.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands except share and per share data)
	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$17,121	$23,199
Restricted cash	8,061	12,020
Accounts and notes receivable, net	32,183	44,388
Prepaid income taxes	3,874	1,479
Deferred tax assets	729	782
Other current assets	2,396	2,445
Total Current Assets	64,364	84,313
Intangible Assets, net
Net present value of inforce revenue	432,711	439,644
Goodwill	140,047	138,768
Non-compete agreements	5,053	5,834
Total Intangible Assets, net	577,811	584,246
Equipment and Leasehold Improvements, net	11,872	12,140
Cash Surrender Value of Life Insurance	8,908	8,111
Other Assets	11,165	12,483
Total Assets	$674,120	$701,293
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,911	$3,886
Accrued liabilities	33,864	54,145
Deferred revenue	4,368	2,268
Recourse debt maturing within one year	1,361	1,295
Non-recourse debt maturing within one year	3,287	13,632
Total Current Liabilities	46,791	75,226
Trust Preferred Debt	45,000	45,000
Long-Term Recourse Debt	2,730	3,427
Long-Term Non-Recourse Debt	257,445	261,195
Deferred Tax Liabilities	28,481	24,752
Deferred Compensation	10,115	8,215
Other Non-Current Liabilities	6,797	9,292
Total Liabilities	397,359	427,107
Stockholders' Equity
Preferred stock
Authorized - 1,000,000 shares; $.01 par value, none issued	-	-
Common stock
Authorized - 40,000,000 shares; $.01 par value issued -
18,842,316 shares at June 30, 2005 and 18,796,792 shares at December 31, 2004	189	188
Paid-in capital	194,661	193,849
Retained earnings	89,587	87,803
Other comprehensive income (loss)	(130)	(135)
Deferred compensation	2,477	1,898
Treasury stock, at cost - 539,166 shares at June 30, 2005 and 549,171 shares at December 31, 2004	(10,023)	(9,417)
Total Stockholders' Equity	276,761	274,186
Total Liabilities and Stockholders' Equity	$674,120	$701,293
See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue
First year commissions and related fees	$25,594	$22,719	$44,571	$58,044
Renewal commissions and related fees	30,819	33,403	66,924	71,857
Consulting fees	10,353	12,760	20,596	22,145
Reimbursable expenses	1,680	1,667	3,303	3,206
Total Revenue	68,446	70,549	135,394	155,252

Operating Expenses
Commissions and fees	14,240	14,809	28,042	38,028
General and administrative	41,192	41,473	81,658	82,537
Reimbursable expenses	1,680	1,667	3,303	3,206
Amortization	3,843	4,564	7,687	9,106
Total Operating Expenses	60,955	62,513	120,690	132,877
Operating Income	7,491	8,036	14,704	22,375
Other Income (Expense), net	1,615	3	1,615	(1,465)
Interest, net
Income	107	49	271	106
Expense	(5,444)	(5,537)	(10,996)	(11,138)
Total Interest, net	(5,337)	(5,488)	(10,725)	(11,032)
Income before taxes	3,769	2,551	5,594	9,878
Income taxes	(897)	(890)	(1,620)	(3,803)
Net Income	$2,872	$1,661	$3,974	$6,075

Basic Earnings per Common Share	$0.16	$0.09	$0.22	$0.33
Weighted average shares outstanding - Basic	18,357,568	18,569,701	18,336,473	18,530,412

Diluted Earnings per Common Share	$0.16	$0.09	$0.22	$0.32
Weighted average shares outstanding - Diluted	18,476,680	18,880,476	18,479,750	18,877,991

Cash dividends:
Paid	$0.06	$-	$0.06	$-
Declared	$0.06	$-	$0.12	$-

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004

Net Cash from Operating Activities	$17,764	$27,130
Investing Activities
Purchases of businesses, net of cash acquired	(9,253)	(6,994)
Purchases of equipment	(2,663)	(1,879)
Cash used in investing activities	(11,916)	(8,873)
Financing Activities
Proceeds from borrowings	-	67,060
Repayment of borrowings	(14,726)	(90,039)
Dividends paid	(1,093)	-
Cash restricted for the repayment of non-recourse notes	3,959	6,341
Exercise of stock options	673	738
Repurchase of Company stock	(739)	-
Cash used in financing activities	(11,926)	(15,900)
Net Increase (Decrease) in Cash and Cash Equivalents	(6,078)	2,357
Cash and Cash Equivalents at Beginning of Period	23,199	3,156
Cash and Cash Equivalents at End of Period	$17,121	$5,513

Supplemental Disclosure for Cash Paid during the Period:
Interest	$10,660	$10,480
Income taxes, net of refunds	223	94

Supplemental Non-Cash Information:
Fair value of common stock issued in connection with acquisition contingent payouts	$539	$1,005

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
June 30, 2005

(Tables shown in thousands of dollars, except share and per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements include the accounts of Clark, Inc. (“the Company”) and its wholly-owned subsidiaries. Through the Company’s five operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Pearl Meyer & Partners, and Federal Policy Group, the Company designs, markets, and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark Securities, Inc. (“CSI”), a registered broker/dealer through which it sells all its securities products and receives related commissions. All significant intercompany amounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any other period.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, including a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation - Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on the method of accounting as described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for employees and directors. However, the Company accounts for stock options granted to non-employees under the provisions of SFAS No. 123.

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

	June 30,
	2005	2004
Dividend yield	1.6%	None
Volatility	57.5%	61.3%
Risk-free interest rates	3.8%	5.2%
Expected life (years)	5	5

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
June 30, 2005

Had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income
As reported	$2,872	$1,661	$3,974	$6,075
Deduct: stock option compensation expense, net of tax	(121)	(588)	(569)	(1,338)
Pro forma	$2,751	$1,073	$3,405	$4,737

Basic Earnings per Common Share
As reported	$0.16	$0.09	$0.22	$0.33
Pro forma	$0.15	$0.06	$0.19	$0.26

Diluted Earnings per Common Share
As reported	$0.16	$0.09	$0.22	$0.32
Pro forma	$0.15	$0.06	$0.18	$0.25

Certain 2004 amounts have been reclassified to conform to 2005 presentation due to the merger of Human Capital Practice into Executive Benefits Practice, which was effective January 1, 2005.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which supersedes Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The requirements of SFAS 123(R) are effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to adopt the provisions of SFAS 123(R) as of January 1, 2006. The Company is currently evaluating the impact to the financial statements of adoption of this pronouncement.

3. HUMAN CAPITAL PRACTICE

In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices and recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization, of which $3.1 million remains accrued on the condensed consolidated balance sheet as of June 30, 2005. Effective January 1, 2005, the remaining Human Capital Practice was merged into Executive Benefits Practice. In the second quarter of 2005, the Company adjusted its estimate of net future lease costs based upon sublease arrangements on terms less favorable than its previous expectations. The net expense of $150 thousand is included in general and administrative expenses in the condensed consolidated statement of income for the three months ended June 30, 2005. During the six months ended June 30, 2005, the Company recorded net expense of approximately $90 thousand, which is included in general and administrative expenses in the condensed consolidated statement of income for the six months ended June 30, 2005.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
June 30, 2005

The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be adjustments to the reserve in future periods. A summary of the activity in the reserve account as of June 30, 2005, is as follows:

	Reserve Balance January 1, 2005	Cash Payments	Adjustments	Reserve Balance June 30, 2005
Employee termination costs	$325	$-	$-	$325
Lease costs	2,946	(303)	90	2,733
Total	$3,271	$(303)	$90	$3,058

4. ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:

	As of June 30, 2005	As of December 31, 2004
Accounts receivable - trade	$33,833	$45,855
Accounts receivable allowance	(1,650)	(1,467)
	$32,183	$44,388

A summary of the activity in the allowance for uncollectible accounts receivables is as follows:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Beginning balance	$(1,467)	$(1,296)
Write offs	301	805
Expense	(484)	(976)
Ending balance	$(1,650)	$(1,467)

As of June 30, 2005 and December 31, 2004, there were approximately $1.8 million and $2.6 million, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2005, by reporting units are as follows:

	Balance January 1, 2005	Acquired During Period	Earnouts	Balance June 30, 2005
Executive Benefits Practice	$21,855	$-	$(120)	$21,735
Banking Practice	52,050	410	1,019	53,479
Healthcare Group	14,076	-	-	14,076
Management Science Associates	5,010	-	-	5,010
Pearl Meyer & Partners	36,981	-	-	36,981
Federal Policy Group	8,766	-	-	8,766
Corporate	30	-	(30)	-
TOTAL	$138,768	$410	$869	$140,047

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
June 30, 2005

Information regarding the Company’s other intangible assets follows:

	As of June 30, 2005			As of December 31, 2004
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Inforce revenue	$500,494	$(67,783)	$432,711	$500,521	$(60,877)	$439,644
Non-compete agreements	10,669	(5,616)	5,053	10,669	(4,835)	5,834
Total	$511,163	$(73,399)	$437,764	$511,190	$(65,712)	$445,478

Amortization expense of other intangible assets was $3.8 million and $4.6 million for the three months ended June 30, 2005 and June 30, 2004, respectively, and $7.7 million and $9.1 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

The Company estimates that its amortization for 2005 through 2009 for intangible assets related to all acquisitions consummated through June 30, 2005 will be approximately as follows:

Year	Amount
2005	$15,373
2006	14,783
2007	14,395
2008	13,962
2009	13,114

6. CONTINGENT CONSIDERATION

As a result of the Company’s acquisition program, the Company has approximately $9.3 million of contingent consideration potentially due to the former owners of the Company’s acquired entities, including $4.2 million that has been earned and is accrued on the condensed consolidated balance sheet as of June 30, 2005. If and when the acquired entities meet certain criteria negotiated at the time of the purchase, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of June 30, 2005:

Potential Amounts Payable in	Cash
2005	$3,603
2006	2,100
2007	3,602
$9,305

7. STATEMENT OF COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value of interest rate swaps, net of tax. Shown below is the Company’s comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,872	$1,661	$3,974	$6,075
Change in fair value of interest rate swap, net of tax	(230)	205	5	115
Comprehensive income	$2,642	$1,866	$3,979	$6,190

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per common share	$2,872	$1,661	$3,974	$6,075

Denominator:
Basic earnings per common share -
weighted average shares outstanding	18,357,568	18,569,701	18,336,473	18,530,412
Effect of dilutive securities:
Stock options	119,112	265,525	130,348	277,910
Contingent shares earned not issued	-	45,250	12,929	69,669
Diluted earnings per share - weighted average shares plus assumed conversions	18,476,680	18,880,476	18,479,750	18,877,991

Basic earnings per common share	$0.16	$0.09	$0.22	$0.33

Diluted earnings per common share	$0.16	$0.09	$0.22	$0.32

For both the three and six months ended June 30, 2005, there are approximately 950 thousand of outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods. For the three and six months ended June 30, 2004, there are approximately 737 thousand of outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods. The range of exercise prices for these antidilutive stock options was between $15.51 and $25.28 at June 30, 2005, and $17.79 and $30.30 at June 30, 2004.

9. INTEREST RATE SWAPS

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to movements in interest rates. On June 3, 2005 and February 25, 2005, the Company entered into interest rate swaps with non-amortizing notional values of $12 million and $10 million, respectively, to hedge outstanding LIBOR-based debt. These swaps and interest rate swaps entered into in 2004 and 2003 have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income (“OCI”) for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings.  Amounts are reclassified from OCI to earnings as the interest rate swaps effect earnings. There have been no charges to earnings for ineffectiveness of interest rate hedges for the three or six months ended June 30, 2005. The fair value of interest rate swap agreements, based upon bank quotes, was a liability of approximately $62 thousand at June 30, 2005. The terms of these interest rate swaps are as follows (fair value in thousands):

Effective Date	Maturity Date	Notional Amount at June 30, 2005	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of June 30, 2005
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	$(9)
February 25, 2005	December 31, 2009	10.0 million	4.31%	LIBOR	(142)
May 18, 2004	March 31, 2009	7.0 million	4.44%	LIBOR	(105)
January 7, 2003	December 31, 2007	14.0 million	2.85%	LIBOR	194
Total		$43.0 million			$(62)

10. LIFE INSURANCE PROCEEDS

For the three months ended June 30, 2005, the Company received $1.6 million of net life insurance proceeds following the death of an executive in the Healthcare Group. This amount is not subject to taxation. This amount is included in other income (expense), net, in the condensed consolidated statement of income for the three and six months ended June 30, 2005.

11. DIVIDENDS

On July 25, 2005, the Board of Directors authorized the Company to pay a dividend of $0.06 per share to all stockholders of record as of September 1, 2005, payable on October 1, 2005.

On April 26, 2005, the Board of Directors authorized the Company to pay a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of June 1, 2005, which was paid on July 1, 2005.

On January 25, 2005, the Board of Directors authorized the Company to pay a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of March 1, 2005, which was paid on April 1, 2005.

12. SEGMENTS AND RELATED INFORMATION

The Company has five reportable segments:

•
Executive Benefits Practice - markets, designs, implements, administers, and finances non-qualified benefit plans for companies of all sizes including Fortune 1000 companies and provides compensation, benefit, and human resource consulting services.

•	Banking Practice - offers compensation consulting, executive and director benefit programs, and bank-owned life insurance to the bank market.

•	Healthcare Group - provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations.

•	Pearl Meyer & Partners - specializes in executive compensation and retention programs.

•	Federal Policy Group - provides a variety of legislative and regulatory strategic services.

The segment information as of, and for the periods ended June 30, 2005 and 2004, for the Executive Benefits Practice segment reflects the results of, and information related to, the Human Capital Practice, which was merged into the Executive Benefits Practice effective January 1, 2005.

The five reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, human resources and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

The Company has disclosed income from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and the most consistent with the presentation of profitability reported within the condensed consolidated financial statements. The accounting policies of the business segment reports are the same as those described in Note 1 “Nature of Operations and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company evaluates performance and allocates resources based on operating income before income taxes, interest, and corporate administrative expenses. There are no inter-segment revenues or expenses.

Segment information for the three and six month periods ended June 30, 2005 and 2004, is as follows:

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
June 30, 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues from External Customers
Executive Benefits Practice	$14,561	$14,963	$32,664	$43,907
Banking Practice	29,506	31,870	55,904	65,654
Healthcare Group	9,725	9,406	19,906	19,399
Pearl Meyer & Partners	8,274	9,183	16,528	15,773
Federal Policy Group	2,932	4,311	5,832	7,766
Total segments - reported	64,998	69,733	130,834	152,499
Corporate/CSI	3,448	816	4,560	2,753
Total consolidated - reported	$68,446	$70,549	$135,394	$155,252
Operating Income (Loss) and Income Before Taxes
Executive Benefits Practice	$(1,170)	$(1,467)	$395	$5,917
Banking Practice	7,833	8,760	13,437	15,349
Healthcare Group	1,416	1,235	3,602	3,544
Pearl Meyer & Partners	1,063	1,954	2,000	2,485
Federal Policy Group	655	1,925	936	2,591
Total segments - reported	9,797	12,407	20,370	29,886
Corporate/CSI	(2,306)	(4,371)	(5,666)	(7,511)
Other income (expense)	1,615	3	1,615	(1,465)
Interest - net	(5,337)	(5,488)	(10,725)	(11,032)
Income before taxes	$3,769	$2,551	$5,594	$9,878
Depreciation and Amortization
Executive Benefits Practice	$1,111	$1,184	$2,229	$2,303
Banking Practice	3,021	3,473	6,043	6,961
Healthcare Group	534	687	1,068	1,374
Pearl Meyer & Partners	126	178	252	367
Federal Policy Group	100	102	201	205
Total segments - reported	4,892	5,624	9,793	11,210
Corporate/CSI	342	387	679	735
Total consolidated - reported	$5,234	$6,011	$10,472	$11,945
Capital Expenditures
Executive Benefits Practice	$678	$437	$1,173	$526
Banking Practice	285	233	520	469
Healthcare Group	64	171	416	313
Pearl Meyer & Partners	390	144	482	250
Federal Policy Group	-	-	-	-
Total segments - reported	1,417	985	2,591	1,558
Corporate/CSI	143	199	72	321
Total consolidated - reported	$1,560	$1,184	$2,663	$1,879

			June 30,	December 31,
Identifiable Assets			2005	2004
Executive Benefits Practice			$75,253	$80,040
Banking Practice			468,974	487,784
Healthcare Group			31,318	31,032
Pearl Meyer & Partners			48,192	48,355
Federal Policy Group			11,114	12,018
Total segments - reported			634,851	659,229
Deferred tax assets			729	782
Corporate/CSI			38,540	41,282
Total consolidated - reported			$674,120	$701,293

13. LITIGATION AND CONTINGENCIES

From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its employee consultants and independent producers. The following is a summary of the current material legal proceedings pending against the Company.

Independent Sales Producers’ Disputes

In March 2004, two of the Company’s independent sales producers exercised their termination rights under their agreement(s) with the Company. Included in the Company’s condensed consolidated balance sheets is a receivable of approximately $1.4 million from these two producers and a related salesperson with respect to certain chargeback commissions to be repaid to the Company from the surrender of policies in 2003. Upon termination, the producers have disputed the chargeback and asserted other miscellaneous claims. The producers have entered into an arbitration agreement with the Company, dated May 23, 2005 in order to resolve the dispute regarding chargebacks. While it is not possible to predict with certainty the outcome of the disputes, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Tables shown in thousands of dollars, except share and per share amounts.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the notes thereto, and other information appearing elsewhere in this Form 10-Q.

Overview

We design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. We generally compete with regional firms while we market our products and services nationwide. A majority of our revenues result from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients’ benefit programs. Most of our clients’ benefit programs are financed by business-owned life insurance and other financial products. We pay commissions to employee and independent producers based upon a percentage of our commission revenue. We work closely with clients to design customized products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features and competitive pricing.

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

Recent Events

Stock Repurchase Plan

On May 27, 2005, our Board of Directors authorized management to repurchase up to $35 million of our common stock, an increase of $20 million from the previously authorized level of $15 million. On August 1, 2005 we executed an agreement with a broker-dealer to repurchase shares of our stock in the market pursuant to SEC rule 10b5-1.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and the results of operations, and which require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions and conditions.

Revenue Sources and Recognition

Our operating segments derive their revenue primarily from:

•	commissions paid by the insurance companies issuing the policies underlying our client’s benefit programs;

•	program design and administrative service fees paid by our clients;

•	executive compensation and benefit related consulting fees; and

•	fees for legislative liaison and related advisory services.

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

Renewal Commission Revenue and Related Fees. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on whether a policy is considered fixed or variable. Fixed renewal policies have predictable set premium amounts. Revenue on these policies is recognized on the premium due date. Variable renewal policy premiums can be based upon such items as value of underlying investments in the policy, cash surrender value of the policy, or mutual fund values. In some cases, we are able to obtain information directly from the carriers allowing us to reasonably and reliably estimate the expected renewal premiums. Revenue is recognized based upon these estimates at a policy’s renewal date. For those policies where we are unable to obtain information to reasonably estimate the expected renewal premiums, revenue is not recognized until the confirmation has been received from the insurance carrier that the client’s premium payment has been received. We are notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are infrequent and minor. Revenue associated with policies to be surrendered is not recognized.

Consulting Fee Revenue. Consulting fee revenue consists of fees charged by Pearl Meyer & Partners and Federal Policy Group for the services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, people strategy, compensation surveys, and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the service is rendered. Consulting revenue generated by the Executive Benefits Practice, Banking Practice, and Healthcare Group are included in the first year commissions and related fees line on our condensed consolidated statements of income.

Administrative Service Fee Revenue. Administrative service fee revenue consists of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are mainly included in our renewal commissions and related fees line in our condensed consolidated statements of income.

Supplemental Compensation Agreements. A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $5.7 million and $5.9 million in revenue under such arrangements for the six months ended June 30, 2005 and 2004, respectively.

We record revenue on a gross basis when we:

• act as the principal in the transaction by helping clients select the right product or service;

• take responsibility for the acceptability of the products and services;

• provide services through employees and exclusive independent producers;

• have latitude in establishing the price the customer will pay;

• have discretion in carrier selection with multiple carriers;

• have chargeback and credit risk; and/or

• are viewed by the client as the administrator of the program once the product is sold.

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

We are required to assess potential impairments of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In assessing the recoverability of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and the net present value of future cash flows from policies inforce, we must make assumptions regarding estimated future cash flows, mortality, lapse, and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change

Total Revenue	$68,446	$70,549	(3.0)%	$135,394	$155,252	(12.8)%

Operating Expense
Commissions and fees	14,240	14,809	(3.8)%	28,042	38,028	(26.3)%
% of revenue	20.8%	21.0%		20.7%	24.5%
Other operating expenses	46,715	47,704	(2.1)%	92,648	94,849	(2.3)%
% of revenue	68.3%	67.6%		68.4%	61.1%
Operating Income	$7,491	$8,036	(6.8)%	$14,704	$22,375	(34.3)%

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004.

Revenue. Total revenue for the three months ended June 30, 2005 was $68.4 million, a decrease of 3.0% from revenues of $70.5 million in second quarter 2004. First year commission revenues for the three months ended June 30, 2005 were $25.6 million compared to $22.7 million in the second quarter of 2004. The new Insurance Company Practice, which was launched in 2005, had approximately $1.5 million of first year commission revenue for the three months ended June 30, 2005. Banking Practice’s first year commission revenues continue to be negatively impacted by a soft market for BOLI products and the historically low long-term interest rate environment. Also, the Treasury Department has not provided final guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in this final guidance has created uncertainty in regards to amending existing plans, which has delayed the implementation of new plans for both the Executive Benefits Practice and Banking Practice. First year revenue also included approximately $900 thousand from commissions received in connection with the exchange of policies related to our deferred compensation plan. Total revenue for the three months ended June 30, 2005 and 2004, included approximately $2.5 million and $2.8 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the three months ended June 30, 2005, was $30.8 million compared to $33.4 million in the second quarter of 2004. The decrease in renewal revenue was expected and is primarily a result of changes in contract renewal commission rates that carriers pay on certain products as the policies age at both the Executive Benefits Practice and Banking Practice. Consulting revenue for the three months ended June 30, 2005 was $10.4 million compared to $12.8 million in the second quarter of 2004. Second quarter 2004 consulting revenue for Federal Policy Group included a $1 million success fee. In addition, the consulting revenue decrease between the three months ended June 30, 2005 and 2004, is due to the timing of a certain Pearl Meyer & Partners annual revenue stream (approximately $1.3 million recognized in second quarter 2004). This annual revenue stream is expected to be recognized in third quarter 2005.

Commissions and fees expense. Commissions and fees expense for the three months ended June 30, 2005, was $14.2 million, or 20.8% of total revenue, compared to $14.8 million, or 21.0% of total revenue, in second quarter 2004. The percentage paid in commission expense declined slightly primarily due to an increasing percentage of sales by employee consultants who have a lower commission rate than independent producers. In addition, supplemental compensation arrangement revenues and consulting revenues have no related commission expense.

General and administrative expense. General and administrative expense for the three months ended June 30, 2005 was $41.2 million compared to $41.5 million for the three months ended June 30, 2004. The decrease in general and administrative expenses was attributable to lower headcounts at the Executive Benefits Practice and Banking Practice. The three months ended June 30, 2004 included approximately $1.0 million of legal fees associated with the MacDonald litigation. This litigation was settled, with no cash being exchanged, during the three months ended June 30, 2004.

Amortization. Amortization expense decreased approximately $800 thousand to $3.8 million for the three months ended June 30, 2005, from $4.6 million for the three months ended June 30, 2004, based on the timing of scheduled amortization of our acquired inforce revenue.

Other income. Other income for the three months ended June 30, 2005 includes $1.6 million of net life insurance proceeds following the death of an executive in our Healthcare Practice. This amount is not subject to taxation.

Interest expense. Interest expense for the three months ended June 30, 2005 was $5.4 million compared to $5.5 million for the three months ended June 30, 2004. The decrease relates to lower borrowing levels in 2005 compared to 2004 partially offset by higher interest rates.

Income taxes. Income taxes for the three months ended June 30, 2005 were $897 thousand, an effective tax rate of 23.8%, compared to $890 thousand, an effective tax rate of 34.9%, for the three months ended June 30, 2004. The lower effective tax rate for the three months ended June 30, 2005 is due to the non-taxable life insurance proceeds in the quarter.

Net Income. Net income for the three months ended June 30, 2005 was $2.9 million, or $0.16 per diluted common share, versus net income of $1.7 million, or $0.09 per diluted common share, for the same period last year.

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

 Revenue. Total revenue for the six months ended June 30, 2005 was $135.4 million, a decrease of 12.8% from revenues of $155.3 million for the six months ended June 30, 2004. First year commission revenues for the six months ended June 30, 2005 were $44.6 million compared to $58.0 million in the six months ended June 30, 2004. First year commission revenue for the six months ended June 30, 2004 included $9.3 million for a single large case that closed during the period. Banking Practice’s first year commission revenue for the six months ended June 30, 2005, was impacted by a soft market for BOLI products and the historically low long-term interest rate environment. Also, the Treasury Department has not provided final guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in this final guidance has created uncertainty in regards to amending existing plans, which has delayed the implementation of new plans for both the Executive Benefits Practice and Banking Practice. First year revenue also included approximately $1 million from commissions received in connection with the exchange of policies related to our deferred compensation plan. Total revenue for the six months ended June 30, 2005 and 2004, included approximately $5.7 million and $5.9 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the six months ended June 30, 2005, was $66.9 million compared to $71.9 million in 2004. The decrease in renewal revenue was expected and is primarily a result of changes in contract renewal commission rates that carriers pay on certain products as the policies age at both the Executive Benefits Practice and Banking Practice. Consulting revenue for the six months ended June 30, 2005 was $20.6 million compared to $22.1 million in the six months ended June 30, 2004. Consulting revenue for the six months ended June 30, 2004 for Federal Policy Group included a $1 million success fee. The additional consulting revenue decrease is due to the timing of a certain Pearl Meyer & Partners annual revenue stream (approximately $1.3 million recognized in second quarter 2004). This annual revenue stream is expected to be recognized in third quarter 2005.

Commissions and fees expense. Commissions and fees expense for the six months ended June 30, 2005, was $28.0 million, or 20.7% of total revenue, compared to $38.0 million or 24.5% of total revenue in six months ended June 30, 2004. The percentage paid in commission expense declined primarily due to an increasing percentage of sales by employee consultants who have a lower commission rate than independent producers and the mix between first year and renewal revenues. Renewal revenues generally have lower commissions than first year revenues. In addition, supplemental compensation arrangements and consulting revenues have no related commission expense.

General and administrative expense. General and administrative expense for the six months ended June 30, 2005 was $81.7 million, compared to $82.5 million, for the six months ended June 30, 2004. The decrease in general and administrative expenses was attributable to lower headcounts at the Executive Benefits Practice and Banking Practice offset by $650 thousand lawsuit settlement at the Executive Benefits Practice in 2005. The six months ended June 30, 2004 included approximately $1.0 million of legal fees associated with the MacDonald litigation. This litigation was settled, with no cash being exchanged, during the six months ended June 30, 2004.

Amortization. Amortization expense decreased approximately $1.4 million to $7.7 million for the six months ended June 30, 2005, from $9.1 million for the six months ended June 30, 2004, based on the timing of scheduled amortization of our acquired inforce revenue.

Other income (expense). Other income for the six months ended June 30, 2005 included $1.6 million of net life insurance proceeds following the death of an executive in our Healthcare Practice. This amount is not subject to taxation. The six months ended June 30, 2004 results included a $1.5 million write-off of costs associated with a prospective securitization financing we are no longer pursuing.

Interest expense. Interest expense for the six months ended June 30, 2005 was $11.0 million compared to $11.1 million for the six months ended June 30, 2004. The decrease relates to lower borrowing levels in 2005 compared to 2004 partially offset by higher interest rates.

Income taxes. Income taxes for the six months ended June 30, 2005 were $1.6 million, an effective tax rate of 29.0%, compared to $3.8 million, an effective tax rate of 38.5%, for the six months ended June 30, 2004. The lower effective tax rate for the six months ended June 30, 2005 is due to the non-taxable life insurance proceeds in the second quarter.

Net Income. Net income for the six months ended June 30, 2005 was $4.0 million, or $0.22 per diluted common share, versus net income of $6.1 million, or $0.32 per diluted common share, for the same period last year.

The tables that follow present the operating results of our five segments for the three and six months ended June 30, 2005 and 2004.

Executive Benefits Practice
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total Revenue	$14,561	$14,963	$32,664	$43,907
Operating Expenses
Commissions and fees	5,107	5,070	10,883	16,008
Other operating expenses	10,624	11,360	21,386	21,982
Operating (Loss) Income	$(1,170)	$(1,467)	$395	$5,917
% of revenue	(8.0)%	(9.8)%	1.2%	13.5%

First year commission revenue for the three months ended June 30, 2005, was $7.2 million compared to $6.8 million for the three months ended June 30, 2004. The increase in first year commission revenue is primarily the result of a $1.7 million case. The Treasury Department has not provided final guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in this final guidance has created uncertainty in regards to amending existing plans, which has delayed the implementation of new plans for the Executive Benefits Practice. Renewal revenue for the three months ended June 30, 2005, was $7.4 million compared to $8.2 million for the three months ended June 30, 2004. The decrease in renewal revenue is primarily the result of the timing of premium payments from certain clients some of which were delayed pending final Treasury Department guidance mentioned above and changes in contract renewal commission rates that carriers pay on certain projects as the policies age. Commission expense as a percentage of total revenue increased to 35.1% for the three months ended June 30, 2005, from 33.9% for the three months ended June 30, 2004, due to lower consulting revenue. General and administrative expense for the three months ended June 30, 2005, was lower than the three months ended June 30, 2004, due mainly to lower legal expenses as a result of the MacDonald settlement reached in June 2004.

Trends in the six-month results ended June 30, 2005 as compared to the period in 2004 were generally the same as those experienced for the quarter. First year 2004 revenue for the six months ended June 30, 2004 included $8.6 million for one large case. Commission expense as a percentage of total revenue decreased to 33.3% for the six months ended June 30, 2005, from 36.5% for the six months ended June 30, 2004, due to the mix of sales by employee consultants who are paid a lower commission, partially offset by the mix between first year versus renewal revenue. General and administrative expense for the six months ended June 30, 2005 included a $650 thousand lawsuit settlement. General and administrative expense for the six months ended June 30, 2004 included a charge of $1.0 million for legal costs associated with the MacDonald settlement.

Banking Practice
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total Revenue	$29,506	$31,870	$55,904	$65,654
Operating Expenses
Commissions and fees	7,318	8,814	14,114	20,389
Other operating expenses	14,355	14,296	28,353	29,916
Operating Income	$7,833	$8,760	$13,437	$15,349
% of revenue	26.5%	27.5%	24.0%	23.4%

First year revenue decreased 8.4% to $8.8 million for the three months ended June 30, 2005, from $9.6 million for the three months ended June 30, 2004. First year revenue for the three months ended June 30, 2005, was impacted by a soft market for BOLI products and the historically low long-term interest rate environment. Also, the Treasury Department has not provided final guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in this final guidance has created uncertainty in regards to amending existing plans, which has delayed the implementation of new plans for the Banking Practice. In addition, total revenue for the three months ended June 30, 2005 and June 30, 2004 included approximately $1.5 million and $1.8 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the three months ended June 30, 2005 and June 30, 2004, was $20.7 million and $22.3 million, respectively. The decrease in renewal revenue is primarily a result of changes in contract renewal commission rates that carriers pay on certain products as the policies age. Commission expense for the three months ended June 30, 2005, was $7.3 million, or 24.8% of revenue, compared to $8.8 million, or 27.6% of revenue, for the same period in 2004. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employee consultants versus independent producers. General and administrative expense for the three months ended June 30, 2005, was $11.7 million, compared to $11.2 million for the comparable period in 2004. General and administrative expense increased primarily as a result of a timing shift in 2005 to smaller regional marketing meetings (April 2005) instead of an annual national marketing meeting (February 2004.) Amortization expense for the three months ended June 30, 2005 and 2004, was $2.6 million and $3.1 million, respectively. The decrease is based on the timing of scheduled amortization of our acquired inforce revenue.

Trends in the six-month results ended June 30, 2005 as compared to the period in 2004 were generally the same as those experienced for the quarter. Banking Practice revenue for the six months ended June 30, 2005 and 2004 included approximately $3.0 million and $3.4 million, respectively, related to supplemental compensation arrangements. We do not pay commission expense on the revenue associated with the supplemental compensation arrangements. General and administrative expense decreased due to lower headcount and a shift in 2005 to smaller regional marketing meetings instead of an annual national marketing meeting.

Healthcare Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total Revenue	$9,725	$9,406	$19,906	$19,399
Operating Expenses
Commissions and fees	1,231	925	2,461	1,631
Other operating expenses	7,078	7,246	13,843	14,224
Operating Income	$1,416	$1,235	$3,602	$3,544
% of revenue	14.6%	13.1%	18.1%	18.3%

Healthcare Group revenues were higher (3.4%) for the three months ended June 30, 2005, compared to the prior year. First year revenue was $7.5 million for the three months ended June 30, 2005 compared to $6.8 million for the three months ended June 30, 2004. Consulting revenue (included in first year revenue) increased significantly over prior year due to growth in several services. Renewal revenue for the three months ended June 30, 2005 was $2.2 million compared to $2.6 million for the three months ended June 30, 2004 as a result of a few lost clients. Commission expense for the three months ended June 30, 2005 was $1.2 million compared to $925 thousand for the three months ended June 30, 2004. The increase in commission expense was primarily due to the mix of revenues. Operating expenses for the three months ended June 30, 2005 were $7.1 million compared to $7.2 million for the three months ended June 30, 2004.

Trends in the six-month results ended June 30, 2005 as compared to the period in 2004 were generally the same as those experienced for the quarter. However, for the six months ended June 30, 2005, commission expense included approximately $100 thousand associated with a severance agreement.

Pearl Meyer & Partners
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total Revenue	$8,274	$9,183	$16,528	$15,773
Operating Expenses	7,211	7,229	14,528	13,288
Operating Income	$1,063	$1,954	$2,000	$2,485
% of revenue	12.8%	21.3%	12.1%	15.8%

Consulting revenue decreased 9.9% to $8.3 million for the three months ended June 30, 2005, compared to $9.2 million for the three months ended June 30, 2004. The decrease is due to the timing of a certain annual revenue stream (approximately $1.3 million recognized in second quarter 2004). This annual revenue stream is expected to be recognized in third quarter 2005. Operating expenses for the three months ended June 30, 2005 and June 30, 2004 were $7.2 million.

Consulting revenue increased 4.8% to $16.5 million for the six months ended June 30, 2005, compared to $15.8 million for the six months ended June 30, 2004. The practice continues to experience more sales activities generated by higher headcounts (100 in 2005 and 91 in 2004) along with additional engagements in its area of expertise of corporate governance and executive compensation. The increase in revenue was partially offset by the timing of a certain annual revenue stream (approximately $1.3 million recognized in second quarter 2004), which is expected to be recognized in third quarter 2005. Operating expenses for six months ended June 30, 2005 were $14.5 million, compared to $13.3 million for the six months ended June 30, 2004, reflecting additional expenses from higher headcount.

Federal Policy Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total Revenue	$2,932	$4,311	$5,832	$7,766
Operating Expenses	2,277	2,386	4,896	5,175
Operating Income	$655	$1,925	$936	$2,591
% of revenue	22.3%	44.7%	16.0%	33.4%

Revenue for the three months ended June 30, 2005 was $2.9 million compared to $4.3 million for the three months ended June 30, 2004 due to a lower number of clients in 2005. Several client projects concluded on December 31, 2004. Also, revenue for the three months ended June 30, 2004 benefited from a success fee of $1.0 million, which was earned during the quarter. Operating expenses for the three months ended June 30, 2005 were $2.3 million compared to $2.4 million for the three months ended June 30, 2004.

Trends in the six-month results ended June 30, 2005 as compared to the period in 2004 were generally the same as those experienced for the quarter. Operating expenses for the six months ended June 30, 2004, included $100 thousand of client expenses, which was billed back to the client and included in revenue.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

	June 30,	December 31,
	2005	2004
Cash and cash equivalents	$17,121	$23,199
Working capital (1)	$17,573	$9,087
Current ratio - to one	1.38	1.12
Shareholders’ equity per common share (2)	$15.12	$15.03
Debt to total capitalization (3)	52.8%	54.2%

(1) Includes restricted cash and current portion of debt associated with asset-backed non-recourse notes
(2) Total stockholders’ equity divided by actual shares outstanding
(3) Current debt plus long term debt divided by current debt plus long term debt plus stockholders’ equity

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

Below is a table summarizing our cash flow:

	Six Months Ended June 30,
	2005	2004
Cash flows from (used in):
Operating activities	$17,764	$27,130
Investing activities	(11,916)	(8,873)
Financing activities	(11,926)	(15,900)

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows:

	Six Months Ended June 30,
	2005	2004
Net income plus non-cash expenses	$18,439	$23,383
Changes in operating assets and liabilities	(675)	3,747
Cash flows from operating activities	$17,764	$27,130

Non-cash expenses include primarily depreciation of equipment and leasehold improvements, amortization of intangibles, and deferred tax expense. The 2005 decrease in cash relating to changes in operating assets and liabilities relates primarily to the payment of accrued liabilities ($15.8 million) in the first six months of 2005 for bonuses and earnout payments offset by collection of accounts receivables ($12.2 million).

Cash Used in Investing Activities

For the six months ended June 30, 2005, approximately $9.3 million of cash was used primarily for contingent consideration payments to prior owners of businesses we acquired and approximately $2.7 million of our cash was used for the purchase of fixed assets.

A substantial portion of the purchase price used to fund acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

For the six months ended June 30, 2005, approximately $11.9 million of cash was used for financing activities. We used approximately $14.7 million for the repayment of borrowings and approximately $1.1 million for payment of dividends. As of June 30, 2005, we had restricted cash of approximately $8.1 million, a decrease of $4.0 million from December 31, 2004, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

In November 2003, we amended and restated our December 28, 1999 Credit Agreement revising the amount available under the credit facility to $80.0 million for a three year period ending December 31, 2006. In December 2003, a new participant bank was added to the facility increasing the facility amount to $90 million. The credit facility amount was reduced dollar for dollar by $18 million of repayments in 2003 and 2004 on the term portion of the facility. We had $72 million available under our credit line at June 30, 2005. Our assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller. In September 2004, we amended our credit agreement to allow for potential stock repurchases and dividend payments. The remaining provisions of the agreement remained substantively the same.

The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders’ equity), and a maximum ratio of debt to capitalization. We were in compliance with all our restrictive covenants as of June 30, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2005, we had total outstanding indebtedness of $309.8 million. Our outstanding debt consists of the following:

Type of Debt	Outstanding Amount as of June 30, 2005	Weighted Average Interest Rate as of June 30, 2005
Non-recourse bonds	$260.7 million	Fixed - 6.5%
Note to prior owner	4.1 million	Fixed - 10.0%
Trust preferred	45.0 million	Variable - 7.2%

On June 3, 2005 and February 25, 2005, we entered into interest rate swaps with non-amortizing notional values of $12 million and $10 million, respectively, to hedge our LIBOR-based debt. The notional amount of the interest rate swap entered into in January 2003 amortizes at the rate of $1.4 million per quarter. The terms of the interest rate swaps are as follows:

Effective Date	Maturity Date	Notional Amount at June 30, 2005	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of June 30, 2005
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	$(9)
February 25, 2005	December 31, 2009	10.0 million	4.31%	LIBOR	(142)
May 18, 2004	March 31, 2009	7.0 million	4.44%	LIBOR	(105)
January 7, 2003	December 31, 2007	14.0 million	2.85%	LIBOR	194
Total		$43.0 million			$(62)

We have exposure to changing interest rates and will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps we have entered into are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at June 30, 2005. Interest on the remaining $2 million of unhedged variable debt at June 30, 2005, bears interest at three-month LIBOR plus a weighted average of 400 basis points. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $20 thousand on interest expense on an annual basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser of ours, of shares of our common stock during the quarterly period ended June 30, 2005.

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)

April 1, 2005 through June 30, 2005	-	-	-	$27.2 million

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

(2)
On November 23, 2004, our Board of Directors authorized us to repurchase up to $10 million of our outstanding common stock on the open market, an increase of $5 million from the original authorized level of $5 million. On January 25, 2005, our Board of Directors authorized us to expand our existing stock repurchase program to a total of $15 million of our outstanding common stock, from the previously authorized level of $10 million. On May 27, 2005, our Board of Directors authorized us to repurchase up to $35 million of our common stock, an increase of $20 million from the previously authorized level of $15 million.

(3)	On August 1, 2005, we executed an agreement with a broker-dealer to repurchase shares of our stock in the market pursuant to SEC rule 10b5-1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company’s Annual Meeting of Stockholders was held on April 26, 2005.

(b) At the Annual Meeting, three uncontested nominees to the Board of Directors of the Company were elected Class I directors for three-year terms expiring at the 2008 Annual Meeting. The votes for the director nominees were as follows:

Director Nominee	For	Withheld
George D. Dalton	12,545,948	4,771,024
Kenneth A. Guenther	15,071,086	2,245,886
Richard C. Lappin	12,783,489	4,533,483

In addition, Tom Wamberg, Randolph A. Pohlman, L. William Seidman, and Thomas M. Pyra continue to serve as directors of the Company after the Annual Meeting.

(c) The results of stockholder voting on Proposal 2 were as follows:

Proposal 2 - A vote to approve the Clark, Inc. Incentive Compensation Plan.

For	Against	Abstain
8,811,757	6,843,156	22,457

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

CLARK, INC.

Date August 4, 2005       /s/ Tom Wamberg
                            Tom Wamberg
                        Chairman of the Board and Chief Executive Officer

Date August 4, 2005          /s/ Jeffrey W. Lemajeur
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

3.4
Certification of Amendment of Certification of Incorporation (Incorporated herein by reference to Exhibit 3.6 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 14, 2002).

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

10.1	Clark, Inc. Incentive Compensation Plan (Incorporated herein by reference to Appendix A of our Proxy Statement on Form DEF 14A, File No. 001-31256, filed with the SEC on March 21, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
_______________

*filed herewith