Form 10-Q
period 2005-09-30
CLARK INC
filed 2005-11-01
CIK 1063980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

As of September 30, 2005, the registrant had outstanding 17,569,672 shares of common stock.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(Unaudited)
(Dollars in thousands except share and per share data)
	September 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$4,475	$23,199
Restricted cash	6,024	12,020
Accounts and notes receivable, net	30,781	44,388
Prepaid income taxes	6,316	1,479
Deferred tax assets	729	782
Other current assets	2,747	2,445
Total Current Assets	51,072	84,313
Intangible Assets, net
Net present value of inforce revenue	429,257	439,644
Goodwill	140,843	138,768
Non-compete agreements	4,688	5,834
Total Intangible Assets, net	574,788	584,246
Equipment and Leasehold Improvements, net	12,950	12,140
Cash Surrender Value of Life Insurance	11,183	8,111
Other Assets	11,403	12,483
Total Assets	$661,396	$701,293
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,880	$3,886
Accrued liabilities	34,851	54,145
Deferred revenue	3,850	2,268
Recourse debt maturing within one year	1,395	1,295
Non-recourse debt maturing within one year	343	13,632
Total Current Liabilities	43,319	75,226
Trust Preferred Debt	45,000	45,000
Long-Term Recourse Debt	2,368	3,427
Long-Term Non-Recourse Debt	256,846	261,195
Deferred Tax Liabilities	31,233	24,752
Deferred Compensation	10,907	8,215
Other Non-Current Liabilities	6,579	9,292
Total Liabilities	396,252	427,107
Stockholders' Equity
Preferred stock
Authorized - 1,000,000 shares; $.01 par value, none issued	-	-
Common stock
Authorized - 40,000,000 shares; $.01 par value issued -
18,862,516 shares at September 30, 2005 and 18,796,792 shares at December 31, 2004	189	188
Paid-in capital	194,926	193,849
Retained earnings	88,674	87,803
Other comprehensive income (loss)	240	(135)
Deferred compensation	2,602	1,898
Treasury stock, at cost - 1,292,844 shares at September 30, 2005 and 549,171 shares at December 31, 2004	(21,487)	(9,417)
Total Stockholders' Equity	265,144	274,186
Total Liabilities and Stockholders' Equity	$661,396	$701,293
See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue
First year commissions and related fees	$16,442	$19,429	$61,013	$77,472
Renewal commissions and related fees	30,394	35,042	97,318	106,899
Consulting fees	12,252	10,912	32,849	33,058
Reimbursable expenses	1,818	1,309	5,120	4,515
Total Revenue	60,906	66,692	196,300	221,944

Operating Expenses
Commissions and fees	10,806	15,080	38,942	53,108
General and administrative	38,857	37,521	120,422	120,058
Reimbursable expenses	1,818	1,309	5,120	4,515
Amortization	3,848	4,564	11,535	13,670
Total Operating Expenses	55,329	58,474	176,019	191,351
Operating Income	5,577	8,218	20,281	30,593
Other Income (Expense), net	1	17	1,616	(1,448)
Interest, net
Income	154	54	425	160
Expense	(5,468)	(5,572)	(16,464)	(16,710)
Total Interest, net	(5,314)	(5,518)	(16,039)	(16,550)
Income before taxes	264	2,717	5,858	12,595
Income taxes	(107)	(1,208)	(1,727)	(5,011)
Net Income	$157	$1,509	$4,131	$7,584

Basic Earnings per Common Share	$0.01	$0.08	$0.23	$0.41
Weighted average shares outstanding - Basic	18,130,513	18,601,725	18,267,066	18,554,356

Diluted Earnings per Common Share	$0.01	$0.08	$0.22	$0.40
Weighted average shares outstanding - Diluted	18,271,707	18,829,566	18,412,062	18,853,198

Cash dividends:
Paid	$0.06	-	$0.12	-
Declared	$0.06	-	$0.18	-

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004

Net Cash from Operating Activities	$22,911	$37,099
Investing Activities
Purchases of businesses, net of cash acquired	(10,409)	(9,199)
Purchases of equipment	(5,051)	(3,610)
Cash used in investing activities	(15,460)	(12,809)
Financing Activities
Proceeds from borrowings	-	70,210
Repayment of borrowings	(18,597)	(96,563)
Dividends paid	(2,172)	-
Cash restricted for the repayment of non-recourse notes	5,996	8,893
Exercise of stock options	947	1,306
Repurchase of Company stock	(12,349)	(1,551)
Cash used in financing activities	(26,175)	(17,705)
Net Increase (Decrease) in Cash and Cash Equivalents	(18,724)	6,585
Cash and Cash Equivalents at Beginning of Period	23,199	3,156
Cash and Cash Equivalents at End of Period	$4,475	$9,741

Supplemental Disclosure for Cash Paid during the Period:
Interest	$15,981	$15,804
Income taxes, net of refunds	251	(15)

Supplemental Non-Cash Information:
Fair value of common stock issued in connection with acquisition contingent payouts	$539	$1,005

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2005

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any other period.

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

	September 30,
	2005	2004
Dividend yield	1.6%	None
Volatility	57.5%	58.7%
Risk-free interest rates	3.8%	3.4%
Expected life (years)	5	5

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
September 30, 2005

Had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income
As reported	$157	$1,509	$4,131	$7,584
Deduct: stock option compensation expense, net of tax	(100)	(494)	(668)	(1,832)
Pro forma	$57	$1,015	$3,463	$5,752

Basic Earnings per Common Share
As reported	$0.01	$0.08	$0.23	$0.41
Pro forma	-	$0.05	$0.19	$0.31

Diluted Earnings per Common Share
As reported	$0.01	$0.08	$0.22	$0.40
Pro forma	-	$0.05	$0.19	$0.31

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

3. HUMAN CAPITAL PRACTICE

In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices and recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization, of which $2.9 million remains accrued on the condensed consolidated balance sheet as of September 30, 2005. Effective January 1, 2005, the remaining Human Capital Practice was merged into Executive Benefits Practice. In the third quarter of 2005, the Company adjusted its estimate of net future lease costs based upon sublease arrangements on terms less favorable than its previous expectations. The net expense of $58 thousand is included in general and administrative expenses in the condensed consolidated statement of income for the three months ended September 30, 2005. During the nine months ended September 30, 2005, the Company recorded net expense of approximately $148 thousand, which is included in general and administrative expenses in the condensed consolidated statement of income for the nine months ended September 30, 2005.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
September 30, 2005

The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be adjustments to the reserve in future periods. A summary of the activity in the reserve account as of September 30, 2005, is as follows:

	Reserve Balance January 1, 2005	Cash Payments	Adjustments	Reserve Balance September 30, 2005
Employee termination costs	$325	$-	$-	$325
Lease costs	2,946	(487)	148	2,607
	$3,271	$(487)	$148	$2,932

4. ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:

	As of September 30, 2005	As of December 31, 2004
Accounts receivable - trade	$32,863	$45,855
Accounts receivable allowance	(2,082)	(1,467)
	$30,781	$44,388

A summary of the activity in the allowance for uncollectible accounts receivables is as follows:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Beginning balance	$(1,467)	$(1,296)
Write offs	353	805
Expense	(968)	(976)
Ending balance	$(2,082)	$(1,467)

As of September 30, 2005 and December 31, 2004, there were approximately $1.1 million and $2.6 million, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by reporting units are as follows:

	Balance January 1, 2005	Acquired During Period	Earnouts	Balance September 30, 2005
Executive Benefits Practice	$21,855	$53	$(120)	$21,788
Banking Practice	52,050	381	1,791	54,222
Healthcare Group	14,076	-	-	14,076
Management Science Associates	5,010	-	-	5,010
Pearl Meyer & Partners	36,981	-	-	36,981
Federal Policy Group	8,766	-	-	8,766
Corporate	30	-	(30)	-
TOTAL	$138,768	$434	$1,641	$140,843

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
September 30, 2005

Information regarding the Company’s other intangible assets follows:

	As of September 30, 2005			As of December 31, 2004
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Inforce revenue	$500,494	$(71,237)	$429,257	$500,521	$(60,877)	$439,644
Non-compete agreements	10,699	(6,011)	4,688	10,669	(4,835)	5,834
Total	$511,193	$(77,248)	$433,945	$511,190	$(65,712)	$445,478

Amortization expense of other intangible assets was $3.8 million and $4.6 million for the three months ended September 30, 2005 and 2004, respectively, and $11.5 million and $13.7 million for the nine months ended September 30, 2005 and 2004, respectively.

The Company estimates that its amortization for 2005 through 2009 for intangible assets related to all acquisitions consummated through September 30, 2005 will be approximately as follows:

Year	Amount
2005	$15,379
2006	14,793
2007	14,405
2008	13,965
2009	13,114

6. CONTINGENT CONSIDERATION

As a result of the Company’s acquisition program, the Company has approximately $8.2 million of contingent consideration potentially due to the former owners of the Company’s acquired entities, including $3.9 million that has been earned and is accrued on the condensed consolidated balance sheet as of September 30, 2005. If and when the acquired entities meet certain criteria negotiated at the time of the purchase, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of September 30, 2005:

Potential Amounts Payable in	Cash
2005	$2,500
2006	3,203
2007	2,500
$8,203

7. STATEMENT OF COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value of interest rate swaps, net of tax. Shown below is the Company’s comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$157	$1,509	$4,131	$7,584
Change in fair value of interest rate swap, net of tax	370	(154)	375	(39)
Comprehensive income	$527	$1,355	$4,506	$7,545

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
September 30, 2005

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per common share	$157	$1,509	$4,131	$7,584

Denominator:
Basic earnings per common share -
weighted average shares outstanding	18,130,513	18,601,725	18,267,066	18,554,356
Effect of dilutive securities:
Stock options	141,194	159,685	136,424	229,712
Contingent shares earned not issued	-	68,156	8,572	69,130
Diluted earnings per share - weighted average shares plus assumed conversions	18,271,707	18,829,566	18,412,062	18,853,198

Basic earnings per common share	$0.01	$0.08	$0.23	$0.41

Diluted earnings per common share	$0.01	$0.08	$0.22	$0.40

For the three and nine months ended September 30, 2005, there are approximately 806 thousand and 1.0 million of outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods. For the three and nine months ended September 30, 2004, there are approximately 914 thousand and 851 thousand of outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods. The range of exercise prices for these antidilutive stock options was between $15.93 and $25.28 at September 30, 2005, and $15.50 and $25.28 at September 30, 2004.

9. INTEREST RATE SWAPS

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to movements in interest rates. On June 3, 2005 and February 25, 2005, the Company entered into interest rate swaps with non-amortizing notional values of $12 million and $10 million, respectively, to hedge outstanding LIBOR-based debt. These swaps and interest rate swaps entered into in 2004 and 2003 have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income (“OCI”) for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings.  Amounts are reclassified from OCI to earnings as the interest rate swaps effect earnings. There have been no charges to earnings for ineffectiveness of interest rate hedges for the three or nine months ended September 30, 2005. The fair value of interest rate swap agreements, based upon bank quotes, was an asset of approximately $544 thousand at September 30, 2005 and is included in other assets on the condensed consolidated balance sheet. The terms of these interest rate swaps are as follows (fair value in thousands):

Effective Date	Maturity Date	Notional Amount at September 30, 2005	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of September 30, 2005
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	$213
February 25, 2005	December 31, 2009	10.0 million	4.31%	LIBOR	69
May 18, 2004	March 31, 2009	7.0 million	4.44%	LIBOR	20
January 7, 2003	December 31, 2007	12.6 million	2.85%	LIBOR	242
Total		$41.6 million			$544

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
September 30, 2005

10. LIFE INSURANCE PROCEEDS

For the nine months ended September 30, 2005, the Company received $1.6 million of net life insurance proceeds following the death of an executive in the Healthcare Group. This amount is not subject to taxation. This amount is included in other income (expense), net, in the condensed consolidated statement of income for the nine months ended September 30, 2005.

11. DIVIDENDS

On October 25, 2005, the Board of Directors authorized the Company to pay a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of December 1, 2005, payable on January 1, 2006.

On July 25, 2005, the Board of Directors authorized the Company to pay a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of September 1, 2005, which was paid on October 1, 2005. On April 26, 2005, the Board of Directors authorized the Company to pay a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of June 1, 2005, which was paid on July 1, 2005. On January 25, 2005, the Board of Directors authorized the Company to pay a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of March 1, 2005, which was paid on April 1, 2005.

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

The segment information as of, and for the periods ended September 30, 2005 and 2004, for the Executive Benefits Practice segment reflects the results of, and information related to, the Human Capital Practice, which was merged into the Executive Benefits Practice effective January 1, 2005.

The five reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, human resources and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

The Company has disclosed operating income as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and the most consistent with the presentation of profitability reported within the condensed consolidated financial statements. The accounting policies of the business segment reports are the same as those described in Note 1 “Nature of Operations and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company evaluates performance and allocates resources based on operating income before income taxes, interest, and corporate administrative expenses. There are no inter-segment revenues or expenses.

Segment information for the three and nine month periods ended September 30, 2005 and 2004, is as follows:

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
September 30, 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues from External Customers
Executive Benefits Practice	$11,719	$18,696	$44,383	$62,603
Banking Practice	25,140	27,647	81,045	93,301
Healthcare Group	8,953	7,521	28,858	26,920
Pearl Meyer & Partners	9,905	8,216	26,434	23,989
Federal Policy Group	3,298	3,360	9,130	11,125
Total segments - reported	59,015	65,440	189,850	217,938
Corporate/CSI	1,891	1,252	6,450	4,006
Total consolidated - reported	$60,906	$66,692	$196,300	$221,944
Operating Income (Loss) and Income Before Taxes
Executive Benefits Practice	$(1,707)	$1,099	$(1,311)	$7,017
Banking Practice	6,069	7,894	19,509	23,244
Healthcare Group	756	65	4,358	3,609
Pearl Meyer & Partners	2,444	1,450	4,445	3,935
Federal Policy Group	964	850	1,900	3,440
Total segments - reported	8,526	11,358	28,901	41,245
Corporate/CSI	(2,949)	(3,140)	(8,620)	(10,652)
Other income (expense)	1	17	1,616	(1,448)
Interest - net	(5,314)	(5,518)	(16,039)	(16,550)
Income before taxes	$264	$2,717	$5,858	$12,595
Depreciation and Amortization
Executive Benefits Practice	$1,092	$1,186	$3,321	$3,488
Banking Practice	3,022	3,520	9,065	10,480
Healthcare Group	508	709	1,576	2,083
Pearl Meyer & Partners	134	160	386	528
Federal Policy Group	100	102	301	307
Total segments - reported	4,856	5,677	14,649	16,886
Corporate/CSI	301	349	980	1,085
Total consolidated - reported	$5,157	$6,026	$15,629	$17,971
Capital Expenditures
Executive Benefits Practice	$920	$608	$2,093	$1,134
Banking Practice	367	686	887	1,155
Healthcare Group	128	237	544	550
Pearl Meyer & Partners	697	14	1,179	264
Federal Policy Group	-	-	-	-
Total segments - reported	2,112	1,545	4,703	3,103
Corporate/CSI	276	186	348	507
Total consolidated - reported	$2,388	$1,731	$5,051	$3,610

			September 30,	December 31,
Identifiable Assets			2005	2004
Executive Benefits Practice			$74,270	$80,040
Banking Practice			463,187	487,784
Healthcare Group			30,655	31,032
Pearl Meyer & Partners			50,784	48,355
Federal Policy Group			12,210	12,018
Total segments - reported			631,106	659,229
Deferred tax assets			729	782
Corporate/CSI			29,561	41,282
Total consolidated - reported			$661,396	$701,293

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
September 30, 2005

13. LITIGATION AND CONTINGENCIES

From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its employee consultants and independent producers. The following is a summary of the current material legal proceedings pending against the Company.

Independent Sales Producers’ Disputes

In March 2004, two of the Company’s independent sales producers exercised their termination rights under their agreement(s) with the Company. Included in the Company’s condensed consolidated balance sheets is a receivable of approximately $1.4 million from these two producers and a related salesperson with respect to certain chargeback commissions to be repaid to the Company from the surrender of policies in 2003. Upon termination, the producers have disputed the chargeback and asserted other miscellaneous claims. The producers entered into an arbitration agreement with the Company, dated May 23, 2005 in order to resolve the dispute regarding chargebacks with an arbitration hearing scheduled for early 2006. While it is not possible to predict with certainty the outcome of the disputes, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

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

Recent Events

Stratford Advisory Group Acquisition

On October 4, 2005, we announced the purchase of Stratford Advisory Group, Inc., an institutional investment consulting firm located in Chicago, Illinois. The consultants and staff of Stratford will become part of the Executive Benefits Practice. Stratford advises clients, with more than $24 billion in assets, in the areas of investment policy and strategy, asset/liability analysis, manager search, performance analysis and investment communication. The total purchase price is $5.9 million with $4.8 million paid at time of closing and $1.1 million to be paid in three years. The acquisition is expected to add $4 to $5 million in annual fee revenues and be immediately accretive to earnings.

Legislative Update

On September 29, 2005, the Treasury Department issued guidance, in the form of proposed Treasury regulations, regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The proposed regulations incorporate the guidance contained in Notice 2005-1 (December, 2004) and provide substantial additional guidance necessary for plan sponsors to bring their arrangements into operational and documentary compliance with the requirements of Internal Revenue Code section 409A. The effective date for the proposed regulations is January 1, 2007; however, they can be fully relied upon by plan sponsors until the regulations become final. The delay in issuance of guidance has created uncertainty in regards to amending existing plans and delayed the implementation of new plans for both the Executive Benefits Practice and Banking Practice.

Pearl Meyer & Partners Staff Turnover

Pearl Meyer and Steve Hall, president of Pearl Meyer and Partners, announced their resignations in late August.  Effective August 30, 2005, Joe Rich replaced Steve Hall as president of Pearl Meyer and Partners. Subsequently, several client facing professionals have also resigned. As a result of the voluntary resignations, there were seven involuntary terminations of certain Pearl Meyer and Partners’ employees in October. The costs associated with these terminations are expected to be approximately $200 thousand, which will be recorded in the fourth quarter of 2005. Estimated annual cost savings related to the voluntary terminations are $3.4 million and $1.4 million for the involuntary terminations. These developments will cause a loss of existing clients, and will affect future revenue opportunities.

Combination of Executive Benefits Practice, Banking Practice and Insurance Company Practice

On August 11, 2005, we announced our intention to combine our Executive Benefits Practice, Banking Practice and Insurance Company Practice into one unit effective January 1, 2006. The new practice will be led by Les Brockhurst, current president of our Executive Benefits Practice. The new practice will be reported as a single reporting segment in our financial statements effective January 1, 2006.

10b5-1 Revision

On August 1, 2005, we executed an agreement with a broker-dealer to repurchase shares of our stock in the market pursuant to SEC rule 10b5-1. On October 31, 2005, we terminated the August 1, 2005 agreement. During the third quarter 2005, we purchased approximately 720 thousand of our shares at an average price of $16.11 per share, or a total of $11.6 million.

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

Supplemental Compensation Agreements. A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $8.2 million and $8.3 million in revenue under such arrangements for the nine months ended September 30, 2005 and 2004, respectively.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

Total Revenue	$60,906	$66,692	(8.7%)	$196,300	$221,944	(11.6%)

Operating Expense
Commissions and fees	10,806	15,080	(28.3%)	38,942	53,108	(26.7%)
% of revenue	17.7%	22.6%		19.8%	23.9%
Other operating expenses	44,523	43,394	2.6%	137,077	138,243	(0.8%)
% of revenue	73.1%	65.1%		69.8%	62.3%
Operating Income	$5,577	$8,218	(32.1%)	$20,281	$30,593	(33.7%)

Quarter ended September 30, 2005 compared to quarter ended September 30, 2004.

Revenue. Total revenue for the three months ended September 30, 2005 was $60.9 million, a decrease of 8.7% from revenues of $66.7 million in third quarter 2004. First year commission revenues for the three months ended September 30, 2005 were $16.4 million compared to $19.4 million in the third quarter of 2004. The Insurance Company Practice, which was launched in 2005, had approximately $650 thousand of first year commission revenue for the three months ended September 30, 2005. Banking Practice’s first year commission revenues continue to be negatively impacted by a soft market for BOLI products and the historically low long-term interest rate environment. On September 29, 2005, the Treasury Department issued guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in this guidance has created uncertainty in regards to amending existing plans and delayed the implementation of new plans for both the Executive Benefits Practice and Banking Practice. Total revenue for both the three months ended September 30, 2005 and 2004, included approximately $2.5 million related to supplemental compensation arrangements. Renewal revenue for the three months ended September 30, 2005, was $30.4 million compared to $35.0 million in the third quarter of 2004. The decrease in renewal revenue was expected and is primarily a result of changes in contract renewal commission rates that carriers pay on certain products as the policies age at both the Executive Benefits Practice and Banking Practice. Consulting revenue for the three months ended September 30, 2005 was $12.3 million compared to $10.9 million in the third quarter of 2004. The consulting revenue increase between the three months ended September 30, 2005 and 2004, is due to the timing of a certain Pearl Meyer & Partners annual revenue stream (approximately $1.6 million recognized in third quarter 2005). In 2004, this annual revenue stream was recognized in the second quarter.

Commissions and fees expense. Commissions and fees expense for the three months ended September 30, 2005, was $10.8 million, or 17.7% of total revenue, compared to $15.1 million, or 22.6% of total revenue, in third quarter 2004. The percentage paid in commission expense declined primarily due to an increasing percentage of sales by employee consultants who have a lower commission rate than independent producers and the mix of revenues. Renewal revenues generally have lower commissions than first year revenues. In addition, supplemental compensation arrangement revenues and consulting revenues typically have no related commission expense.

General and administrative expense. General and administrative expense for the three months ended September 30, 2005 was $38.9 million compared to $37.5 million for the three months ended September 30, 2004. The increase in general and administrative expenses was attributable to higher bonus expense at Healthcare Group due to the financial performance at that practice, timing of certain marketing expenses at Banking Practice and expenses associated with an annual revenue stream at Pearl Meyer and Partners that was recognized in the third quarter of 2005 versus the second quarter of 2004.

Amortization. Amortization expense decreased approximately $700 thousand to $3.8 million for the three months ended September 30, 2005, from $4.6 million for the three months ended September 30, 2004, based on the timing of scheduled amortization of our acquired inforce revenue.

Interest expense. Interest expense for the three months ended September 30, 2005 was $5.5 million compared to $5.6 million for the three months ended September 30, 2004. The decrease relates to lower borrowing levels in 2005 compared to 2004 partially offset by higher interest rates.

Income taxes. Income taxes for the three months ended September 30, 2005 were $107 thousand, an effective tax rate of 40.5%, compared to $1.2 million, an effective tax rate of 44.5%, for the three months ended September 30, 2004. The effective tax rate for the three months ended September 30, 2004 reflected a $100 thousand expense adjustment as a result of filing the 2003 federal income tax return.

Net Income. Net income for the three months ended September 30, 2005 was $157 thousand, or $0.01 per diluted common share, versus net income of $1.5 million, or $0.08 per diluted common share, for the same period last year.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Revenue. Total revenue for the nine months ended September 30, 2005 was $196.3 million, a decrease of 11.6% from revenues of $221.9 million for the nine months ended September 30, 2004. First year commission revenues for the nine months ended September 30, 2005 were $61.0 million compared to $70.9 million in the nine months ended September 30, 2004. First year commission revenue for the nine months ended September 30, 2004 included $9.3 million for a single large case that closed during the period. Banking Practice’s first year commission revenue for the nine months ended September 30, 2005, was impacted by a soft market for BOLI products and the historically low long-term interest rate environment. On September 29, 2005, the Treasury Department issued guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in this guidance created uncertainty in regards to amending existing plans and delayed the implementation of new plans for both the Executive Benefits Practice and Banking Practice. 2005 first year revenue also included approximately $1.2 million from commissions received in connection with the exchange of policies related to our deferred compensation plans. Total revenue for the nine months ended September 30, 2005 and 2004, included approximately $8.2 million and $8.3 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the nine months ended September 30, 2005, was $97.3 million compared to $106.9 million in 2004. The decrease in renewal revenue was expected and is primarily a result of changes in contract renewal commission rates that carriers pay on certain products as the policies age at both the Executive Benefits Practice and Banking Practice. Consulting revenue for the nine months ended September 30, 2005 was $32.8 million compared to $33.1 million in the nine months ended September 30, 2004.

Commissions and fees expense. Commissions and fees expense for the nine months ended September 30, 2005, was $38.9 million, or 19.8% of total revenue, compared to $53.1 million or 23.9% of total revenue in nine months ended September 30, 2004. The percentage paid in commission expense declined primarily due to an increasing percentage of sales by employee consultants who have a lower commission rate than independent producers and the mix of revenues. Renewal revenues generally have lower commissions than first year revenues. In addition, supplemental compensation arrangements and consulting revenues typically have no related commission expense.

General and administrative expense. General and administrative expense for the nine months ended September 30, 2005 was $120.4 million, compared to $120.1 million, for the nine months ended September 30, 2004. The increase in general and administrative expenses was attributable to a $650 thousand lawsuit settlement at the Executive Benefits Practice in 2005 partially offset by lower headcounts at the Executive Benefits Practice and Banking Practice. The nine months ended September 30, 2004 included approximately $1.0 million of legal fees associated with the MacDonald litigation. This litigation was settled, with no cash being exchanged, during the nine months ended September 30, 2004.

Amortization. Amortization expense decreased approximately $2.1 million to $11.5 million for the nine months ended September 30, 2005, from $13.7 million for the nine months ended September 30, 2004, based on the timing of scheduled amortization of our acquired inforce revenue.

Other income (expense). Other income for the nine months ended September 30, 2005 included $1.6 million of net life insurance proceeds following the death of an executive in our Healthcare Practice. This amount is not subject to taxation. The nine months ended September 30, 2004 results included a $1.5 million write-off of costs associated with a prospective securitization financing we are no longer pursuing.

Interest expense. Interest expense for the nine months ended September 30, 2005 was $16.5 million compared to $16.7 million for the nine months ended September 30, 2004. The decrease relates to lower borrowing levels in 2005 compared to 2004 partially offset by higher interest rates.

Income taxes. Income taxes for the nine months ended September 30, 2005 were $1.7 million, an effective tax rate of 29.5%, compared to $5.0 million, an effective tax rate of 39.8%, for the nine months ended September 30, 2004. The lower effective tax rate for the nine months ended September 30, 2005 is due to the non-taxable life insurance proceeds received in the second quarter of 2005.

Net Income. Net income for the nine months ended September 30, 2005 was $4.1 million, or $0.22 per diluted common share, versus net income of $7.6 million, or $0.40 per diluted common share, for the same period last year.

The tables that follow present the operating results of our five segments for the three and nine months ended September 30, 2005 and 2004.

Executive Benefits Practice
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total Revenue	$11,719	$18,696	$44,383	$62,603
Operating Expenses
Commissions and fees	3,872	7,103	14,755	23,111
Other operating expenses	9,554	10,494	30,939	32,475
Operating (Loss) Income	$(1,707)	$1,099	$(1,311)	$7,017
% of revenue	(14.6%)	5.8%	(3.0%)	11.2%

First year commission revenue for the three months ended September 30, 2005, was $3.0 million compared to $6.4 million for the three months ended September 30, 2004. On September 29, 2005, the Treasury Department issued guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in receiving guidance created uncertainty in regards to amending existing plans and delayed the implementation of new plans. Consulting revenue (included in first year revenue) decreased 36.8% due to the significant decline in the number of consultants. Renewal revenue for the three months ended September 30, 2005, was $8.6 million compared to $12.3 million for the three months ended September 30, 2004. The decrease in renewal revenue is primarily the result of the timing of premium payments from certain clients, some of which were delayed pending Treasury Department guidance mentioned above, and changes in contract renewal commission rates that carriers pay on certain cases as the policies age. Commission expense as a percentage of total revenue decreased to 33.0% for the three months ended September 30, 2005, from 38.0% for the three months ended September 30, 2004, due to decreased revenue resulting in lower tiered payouts to producers. General and administrative expense for the three months ended September 30, 2005, was lower than the three months ended September 30, 2004, due mainly to lower headcounts (243 in 2005 and 311 in 2004).

Trends in the nine-month results ended September 30, 2005 as compared to the period in 2004 were generally the same as those experienced for the quarter. First year 2004 revenue for the nine months ended September 30, 2004 included $8.6 million for one large case. General and administrative expense for the nine months ended September 30, 2005 included a $650 thousand lawsuit settlement. General and administrative expense for the nine months ended September 30, 2004 included a charge of $1.0 million for legal costs associated with the MacDonald settlement.

Banking Practice
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total Revenue	$25,140	$27,647	$81,045	$93,301
Operating Expenses
Commissions and fees	5,504	6,785	19,618	27,174
Other operating expenses	13,567	12,968	41,918	42,883
Operating Income	$6,069	$7,894	$19,509	$23,244
% of revenue	24.1%	28.6%	24.1%	24.9%

First year revenue decreased 19.9% to $6.2 million for the three months ended September 30, 2005, from $7.7 million for the three months ended September 30, 2004. First year revenue for the three months ended September 30, 2005, was impacted by a soft market for BOLI products and the historically low long-term interest rate environment. On September 29, 2005, the Treasury Department issued guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in receiving guidance created uncertainty in regards to amending existing plans and delayed the implementation of new plans. Total revenue for the three months ended September 30, 2005 and 2004 included approximately $1.5 million and $1.4 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the three months ended September 30, 2005 and 2004, was $19.0 million and $19.9 million, respectively. The decrease in renewal revenue is a result of changes in contract renewal commission rates that carriers pay on certain products as the policies age and the mix of products. Commission expense for the three months ended September 30, 2005, was $5.5 million, or 21.9% of revenue, compared to $6.8 million, or 24.5% of revenue, for the same period in 2004. The commission expense as a percentage of revenue continues to decrease due to lower revenue and significant reduction in independent producer commission expense. General and administrative expense for the three months ended September 30, 2005, was $10.9 million, compared to $9.9 million for the comparable period in 2004. General and administrative expense increased primarily as a result of costs associated with the operational bonuses, BancPlan acquisition, and the timing of meetings and conferences. Amortization expense for the three months ended September 30, 2005 and 2004, was $2.6 million and $3.1 million, respectively. The decrease is based on the timing of scheduled amortization of our acquired inforce revenue.

Trends in the nine-month results ended September 30, 2005 as compared to the period in 2004 were generally the same as those experienced for the quarter. Banking Practice revenue for the nine months ended September 30, 2005 and 2004 included approximately $4.5 million and $4.8 million, respectively, related to supplemental compensation arrangements. We do not pay commission expense on the revenue associated with the supplemental compensation arrangements.

Healthcare Group
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total Revenue	$8,953	$7,521	$28,858	$26,920
Operating Expenses
Commissions and fees	1,163	1,192	3,717	2,823
Other operating expenses	7,034	6,264	20,783	20,488
Operating Income	$756	$65	$4,358	$3,609
% of revenue	8.4%	0.9%	15.1%	13.4%

Healthcare Group revenues were higher (19.0%) for the three months ended September 30, 2005, compared to the prior year period. First year revenue was $5.9 million for the three months ended September 30, 2005 compared to $5.4 million for the three months ended September 30, 2004. Consulting revenue (included in first year revenue) increased significantly over prior year due to growth in several services. Renewal revenue for the three months ended September 30, 2005 was $2.3 million compared to $2.1 million for the three months ended September 30, 2004. Commission expense for both the three months ended September 30, 2005 and 2004 was $1.2 million. Operating expenses for the three months ended September 30, 2005 were $7.0 million compared to $6.3 million for the three months ended September 30, 2004. Operating expenses increased as a result of additional bonus expense due to the practice’s financial performance and higher client billable expenses, which are billed back to the clients and included in revenue.

Trends in the nine-month results ended September 30, 2005 as compared to the period in 2004 were generally the same as those experienced for the quarter. Renewal revenue for the nine months ended September 30, 2005 was $8.2 million compared to $8.4 million for the nine months ended September 30, 2004. Commission expense for the nine months ended September 30, 2005 was $3.7 million compared to $2.8 million for the nine months ended September 30, 2004. The increase in commission expenses is a result of increased marketing bonuses on increased consulting revenue. In addition, for the nine months ended September 30, 2005, commission expense included approximately $100 thousand associated with a severance agreement.

Pearl Meyer & Partners
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total Revenue	$9,905	$8,216	$26,434	$23,989
Operating Expenses	7,461	6,766	21,989	20,054
Operating Income	$2,444	$1,450	$4,445	$3,935
% of revenue	24.7%	17.6%	16.8%	16.4%

Consulting revenue increased 20.6% to $9.9 million for the three months ended September 30, 2005, compared to $8.2 million for the three months ended September 30, 2004. The increase is due to the timing of a certain annual revenue stream (approximately $1.6 million recognized in third quarter 2005). In 2004, this annual revenue stream was recognized in the second quarter. Operating expenses for the three months ended September 30, 2005 and 2004 were $7.5 million and $6.8 million, respectively. The increase reflects additional expenses from higher headcount (94 in 2005 and 90 in 2004) and expenses related to the annual revenue stream recognized in third quarter 2005.

Consulting revenue increased 10.2% to $26.4 million for the nine months ended September 30, 2005, compared to $24.0 million for the nine months ended September 30, 2004. The practice has experienced more sales activities generated by higher headcounts along with additional engagements as a result of increased scrutiny in its areas of expertise - corporate governance and executive compensation. Operating expenses for nine months ended September 30, 2005 were $22.0 million, compared to $20.1 million for the nine months ended September 30, 2004, reflecting additional expenses from higher headcount.

Pearl Meyer and Steve Hall, president of Pearl Meyer and Partners, announced their resignations in late August.  Effective August 30, 2005, Joe Rich replaced Steve Hall as president of Pearl Meyer and Partners. Subsequently, several client facing professionals have also resigned. As a result of the voluntary resignations, there were seven involuntary terminations of certain Pearl Meyer and Partners’ employees in October. The costs associated with these terminations are expected to be approximately $200 thousand, which will be recorded in the fourth quarter of 2005. Estimated annual cost savings related to the voluntary terminations are $3.4 million and $1.4 million for the involuntary terminations. These developments will cause a loss of existing clients, and will affect future revenue opportunities.

Federal Policy Group
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total Revenue	$3,298	$3,360	$9,130	$11,125
Operating Expenses	2,334	2,510	7,230	7,685
Operating Income	$964	$850	$1,900	$3,440
% of revenue	29.2%	25.3%	20.8%	30.9%

Revenue for the three months ended September 30, 2005 was $3.3 million compared to $3.4 million for the three months ended September 30, 2004 due to a lower number of clients in 2005. Several client projects concluded on December 31, 2004. Operating expenses for the three months ended September 30, 2005 were $2.3 million compared to $2.5 million for the three months ended September 30, 2004.

Revenue for the nine months ended September 30, 2005 was $9.1 million compared to $11.1 million for the nine months ended September 30, 2004 due to a lower number of clients in 2005. Several client projects concluded on December 31, 2004. Operating expenses for the nine months ended September 30, 2004, included $100 thousand of client expenses, which was billed back to the client and included in revenue.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

	September 30,	December 31,
	2005	2004
Cash and cash equivalents	$4,475	$23,199
Working capital (1)	$7,753	$9,087
Current ratio - to one	1.18	1.12
Stockholders’ equity per common share (2)	$15.09	$15.03
Debt to total capitalization (3)	53.6%	54.2%

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

Below is a table summarizing our cash flow:

	Nine Months Ended September 30,
	2005	2004
Cash flows from (used in):
Operating activities	$22,911	$37,099
Investing activities	(15,460)	(12,809)
Financing activities	(26,175)	(17,705)

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows:

	Nine Months Ended September 30,
	2005	2004
Net income plus non-cash expenses	$20,012	$32,690
Changes in operating assets and liabilities	2,899	4,409
Cash flows from operating activities	$22,911	$37,099

Non-cash expenses include primarily depreciation of equipment and leasehold improvements, amortization of intangibles, and deferred tax expense. The 2005 increase in cash relating to changes in operating assets and liabilities relates primarily to the increased liability balances in our deferred compensation plans ($3.4 million)

Cash Used in Investing Activities

For the nine months ended September 30, 2005, approximately $10.4 million of cash was used primarily for contingent consideration payments to prior owners of businesses we acquired and approximately $5.1 million of our cash was used for the purchase of fixed assets.

A substantial portion of the purchase price used to fund acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

For the nine months ended September 30, 2005, approximately $26.2 million of cash was used for financing activities. We used approximately $18.6 million for the repayment of borrowings and approximately $2.2 million for payment of dividends. In addition, we used $12.3 million to repurchase our stock. As of September 30, 2005, we had restricted cash of approximately $6.0 million, a decrease of $6.0 million from December 31, 2004, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

On August 31, 2005, we added a participant bank to our senior credit facility ($10 million) and one of the existing participants increased their commitment ($7 million). As a result, the current amount available under this facility is $89 million. As of September 30, 2005, there were no outstanding borrowings on the facility. Our assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller. In September 2004, we amended our credit agreement to allow for potential stock repurchases and dividend payments. The remaining provisions of the agreement remained substantively the same.

The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders’ equity), and a maximum ratio of debt to capitalization. We were in compliance with all our restrictive covenants as of September 30, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2005, we had total outstanding indebtedness of $306.0 million. Our outstanding debt consists of the following:

Type of Debt	Outstanding Amount as of September 30, 2005	Weighted Average Interest Rate as of September 30, 2005
Non-recourse bonds	$257.2 million	Fixed - 6.6%
Note to prior owner	3.8 million	Fixed - 10.0%
Trust preferred	45.0 million	Variable - 7.7%

On June 3, 2005 and February 25, 2005, we entered into interest rate swaps with non-amortizing notional values of $12 million and $10 million, respectively, to hedge our LIBOR-based debt. The notional amount of the interest rate swap entered into in January 2003 amortizes at the rate of $1.4 million per quarter. The terms of the interest rate swaps are as follows:

Effective Date	Maturity Date	Notional Amount at September 30, 2005	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of September 30, 2005
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	$213
February 25, 2005	December 31, 2009	10.0 million	4.31%	LIBOR	69
May 18, 2004	March 31, 2009	7.0 million	4.44%	LIBOR	20
January 7, 2003	December 31, 2007	12.6 million	2.85%	LIBOR	242
Total		$41.6 million			$544

We have exposure to changing interest rates and will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps we have entered into are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at September 30, 2005. Interest on the remaining $3.4 million of unhedged variable debt at September 30, 2005, bears interest at three-month LIBOR plus a weighted average of 400 basis points. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $34 thousand on interest expense on an annual basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser of ours, of shares of our common stock during the quarterly period ended September 30, 2005.

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)

July 1, 2005 through July 31, 2005	-	-	-	$27.2 million

August 1, 2005 through August 31, 2005	519,400	$16.00	-	$18.9 million

September 1, 2005 through September 30, 2005	201,200	$16.40	-	$15.6 million

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

(3)	On August 1, 2005, we executed an agreement with a broker-dealer to repurchase shares of our stock in the market pursuant to SEC rule 10b5-1. On October 31, 2005, we terminated the August 1, 2005 agreement.

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

CLARK, INC.

Date: November 1, 2005	By:	/s/ Tom Wamberg

Chairman of the Board and Chief Executive Officer

CLARK, INC.

Date: November 1, 2005	By:	/s/ Jeffrey W. Lemajeur

Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 15, 1998).

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