Form 10-K
period 2005-12-31
CLARK INC
filed 2006-02-27
CIK 1063980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 001-31256

Clark, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	52-2103926
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

102 South Wynstone Park Drive
North Barrington, Illinois	60010
(Address of principal executive offices)	(Zip code)

(Registrant's telephone number) (847) 304-5800

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Securities	Exchange on which Registered
Common Stock, par value $.01 per share Junior Participating Preferred Stock, Series A, Purchase Rights par value, $.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting common stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2005 (based upon the closing price of $14.33 per share) was approximately $202.4 million.

As of December 31, 2005, the registrant had outstanding 17,509,321 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement for the 2006 annual meeting is incorporated into Part III of this Form 10-K by reference.

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties, and assumptions, including but not limited to, risks, uncertainties, and assumptions related to the following:

•	changes in tax laws;

•	other federal and state laws and regulations;

•	general economic conditions;

•	competitive factors and pricing pressures;

•	our dependence on services of key personnel;

•	our dependence on persistency of existing business;

•	our ability to achieve our earnings projections;

•	risks associated with acquisitions;

•	significant intangible assets;

•	our dependence on a select group of insurance companies;

•	supplemental compensation arrangements with certain insurance companies; and

•	our dependence on information processing systems and risk of errors or omissions.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-K or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should specifically consider the factors identified in this Form 10-K, including under the caption “Risk Factors,” or in the documents incorporated by reference in this Form 10-K, which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward looking statements when deciding whether to buy, sell or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Founded in 1967, Clark, Inc. is a national firm dedicated to helping companies keep their best people through integrated compensation, benefits, and funding solutions. We design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. We have approximately 4,000 clients that use our customized programs to supplement and secure benefits for their executives, key employees and other professionals, and to offset the costs of employee benefit liabilities. Our clients also rely on our consultants to structure their compensation programs. We were one of the first organizations to offer business-owned and bank-owned life insurance programs.

A majority of our revenues result from commissions paid by insurance companies that underwrite the insurance policies used to finance our clients' benefit programs. As a result of a series of acquisitions, we have expanded our service offerings to become a value-added provider of a wide range of employee compensation and benefit consulting services. Our primary sources of revenue are: (1) commissions and other compensation paid by insurance companies issuing the policies underlying our benefit programs, (2) program design and administrative service fees paid by our clients, (3) executive compensation, benefit, and consulting fees, and (4) legislative liaison and related advisory services.

We are headquartered at 102 S. Wynstone Park Drive, North Barrington, Illinois 60010 and maintain offices nationwide. Our Internet address is www.clarkconsulting.com. We post, by means of a hyperlink to the SEC’s website, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished to the SEC. All such filings are on our web site and available free of charge. Information related to our corporate governance can also be found under “corporate governance” in the “investors” section of our website.

Our products and services

We provide executive compensation and benefit consulting services as well as evaluate, design, implement, and administer a diverse array of compensation and benefit programs for executives, key employees, and other professionals. Typically, in selling, designing, and implementing executive compensation and benefit programs, we:

•	evaluate a client's existing compensation and benefit programs and the effectiveness of those programs in meeting that client's organizational needs;

•	design or improve the compensation and benefit programs;

•	compare financing alternatives for the programs and present the financial strengths of each to the client;

•	arrange for the placement of the insurance coverage or other instruments which will finance the underlying programs; and

•	provide the enrollment, reporting, and ongoing administrative services associated with the programs.

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

We maintain strategic relationships with insurance companies such as AEGON, AXA, Great-West Life, Mass Mutual, New York Life, ING, Prudential, Clarica, and West Coast Life, in which both parties are committed to developing and delivering creative products with high client value. We work closely with clients to design customized products that meet the specific organizational needs of the client and with insurance companies to develop unique policy features and competitive pricing.

Set forth below is a description of our principal benefit plan solutions, consulting services, financing products, and administrative services.

Benefit plan solutions

Deferred Income Plans. Deferred income plans allow executives to defer a portion of their current income on a tax-deferred basis. The deferred income, and earnings thereon, in a properly designed and administered deferred income plan grow on a tax-deferred basis until distributions are made to the executive, usually at retirement. Corporations often purchase life insurance to create an asset in order to offset the costs of the liability created by a deferred income plan. Deferred income plans can be structured in a variety of ways, including: traditional deferred income plans, which credit the deferred income amount with a fixed rate of interest and use fixed yield life insurance products to offset the costs of the company's liability, or variable deferred income plans, which credit the deferred income amount with interest based on bond or equity indices and use variable yield life insurance products to offset the costs of the corporation’s liability. In an effort to provide additional security for executives, many corporations will create a trust to hold the related insurance policies.

Supplemental Executive Retirement Plans. Supplemental executive retirement plans are specifically designed to supplement the dollar limitation on benefits paid from qualified pension plans. The maximum dollar amount of compensation that can be used to determine the pension benefits payable to an executive from a qualified plan was $210 thousand in 2005 ($220 thousand in 2006). Accordingly, non-qualified plans such as supplemental executive retirement plans, which are not subject to the same stringent rules, have increased in popularity. Many supplemental executive retirement plans are funded with the same insurance products and strategies used to fund deferred income plans.

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

ExecuFLEX Program. Our Healthcare Group provides a total compensation planning approach to the not-for-profit healthcare market through its “ExecuFLEX” program. The program includes a base level of benefits, such as medical, dental, vision, long-term disability, long-term care, and group term life insurance. In addition, participants are provided an allowance made up of company contributions and voluntary personal deferrals. The flex allowance is used to supplement base coverage and to add to the employees' retirement funding. The ExecuFLEX program is designed to provide maximum flexibility to the participants at a minimal cost to the organization. The success of ExecuFLEX has led us to offer the program to companies serviced by our other operating segments as well as additional market segments within the healthcare industry.

Consulting services

Pearl Meyer & Partners, one of the nation’s leading executive compensation consulting firms, serves board compensation committees as outside advisors and assists companies in the creation and implementation of compensation programs for executives, directors, and employees.

In 2002, we formed our Human Capital Practice. The practice was formed by combining our Rewards and Performance Group and ten former partners and 74 support staff from Arthur Andersen LLP’s (“Andersen”) Human Capital Practice. The Human Capital Practice provided compensation benefits and human resources consulting services and products to major companies. As of October 1, 2003, we reorganized the executive compensation consulting practices. As part of this reorganization, some of the operations and employees of Human Capital Practice were transferred to Pearl Meyer & Partners. The remaining business of Human Capital Practice, in 2004, consisted of actuarial/retirement plan and investment advisory services. Effective January 1, 2005, the remaining Human Capital Practice was merged into the Executive Benefits Practice. We increased the size of our investment consulting group with the acquisition of Stratford Advisory Group in October, 2005.

With the acquisition of the Federal Policy Group (“FPG”) in 2002, we were able to expand our services to include a variety of legislative and regulatory strategic services. FPG develops and implements strategies to pursue legislative changes; anticipate and respond to proposed legislative initiatives; help shape administrative regulations and rulings; and raise the visibility of our clients through testimony before Congress and other avenues. Federal Policy Group clients include Fortune 500 companies, trade associations, and other businesses.

Our Healthcare Group and Banking Practice have developed compensation consulting programs in base salary, incentives, deferred compensation, and other compensation design plans. Approximately 50% of the Healthcare Group’s revenue is generated by consulting fees.

Financing products

Business-Owned Life Insurance.  Business-owned life insurance is life insurance purchased and owned by an employer on the lives of a group of its employees. The insurance is used to fund the cost of the employee benefit obligations of the employer. The insurance is typically held by the employer as a general asset and is not directly linked to the employee benefits.  Business-owned life insurance is marketed to mid-sized and large corporations and healthcare institutions.

Bank-Owned Life Insurance. When utilized by banks, business-owned life insurance (as discussed above) is referred to as bank-owned life insurance. We market these programs to large banks, as well as to regional and community banks.

Administrative services

As of December 31, 2005, we administered approximately 376 thousand policies for approximately 2,650 clients. As of the same date, the insurance policies underlying our employee benefit programs represented a total of approximately $182 billion of inforce insurance coverage.

The following table presents the number of clients, policies administered, and inforce coverage as of December 31, 2005:

	Executive Benefits Practice	Banking Practice	Healthcare Group	Total
Clients	350	2,000	300	2,650
Policies administered	77,000	285,000	14,000	376,000
Inforce coverage	$45 billion	$133 billion	$4 billion	$182 billion

We also provided consulting services to an additional 1,350 clients in 2005.

We generate fee-based revenues by providing administrative services to our clients. We approach administrative services with a strategy focused on servicing our clients' unique requirements and needs through customized, value-added services and intensive support in order to create brand and client loyalty and lower sensitivity to price.

We offer customized enrollment and administrative services for our employee benefit programs. In an effort to provide a high level of personalized services, each client is assigned an account team comprised of specialists who are responsible for servicing the needs of that client. The administrative services provided by each of our practices’ account specialists include coordinating and managing the enrollment process; distributing communication materials; monitoring financial, tax and regulatory changes; providing liability reports and periodic benefit statements to participants; performing annual reviews, and reporting the historical and projected cash flow and earnings impact of the plans. Actuarial, financial, and insurance experts support each practice’s account specialists. We enter into administrative agreements with many clients, in most cases for a term of five to ten years.

Our business segments

In 2005, we operated through five operating segments: (1) Executive Benefits Practice, (2) Banking Practice, (3) Healthcare Group, (4) Pearl Meyer & Partners, and (5) Federal Policy Group. Through these five segments, we design, market, and administer compensation and benefit programs for companies supplementing and securing employee benefits and provide executive compensation and related consulting and legislative strategic services to U.S. corporations, banks, and healthcare organizations. Our five operating segments operate as independent and autonomous business units with a central corporate staff responsible for finance, strategic planning, human resources, and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

In August 2005, we announced our intent to combine our Executive Benefits Practice, Banking Practice, and Insurance Company Practice into one practice that will serve those markets. The new practice will be reported as a single reporting segment in our consolidated financial statements effective January 1, 2006. The purpose of this combination is to be able to leverage the expertise of our top producers across a wider customer base, and improve our level of client service by streamlining operations and sharing a broader set of best practices.

Executive Benefits Practice

The Executive Benefits Practice (“EBP”) focuses on the designing, marketing, implementation, administration, and sales of COLI to finance non-qualified benefit plans for companies of all sizes, including Fortune 1000 companies, which can benefit from our products and services. The large corporate marketplace in which EBP does business requires a significant degree of customization. EBP has struggled in recent years as a result of the United States legislative environment, which most directly affects this segment of our business.

Banking Practice

The Banking Practice (“BP”) offers compensation consulting, executive and director benefits programs, and bank-owned life insurance to the bank market. BP provides programs to approximately 2,100 banks, including 43 of the top 50 largest banks in the United States.  In addition to compensation and benefit programs, this group also performs incentive consulting and works with banks in the design of ownership succession programs.

Healthcare Group

The Healthcare Group (“HG”) employs a comprehensive benefits approach that encompasses a variety of insurance products, ranging from traditional life insurance policies to disability and long-term care coverage. The healthcare industry has experienced a great deal of contraction with changes in our national healthcare regulations and compensation structure.

Pearl Meyer & Partners

Pearl Meyer & Partners (“PM&P”) is focused predominantly on executive compensation consulting and retention programs for Fortune 1000 corporations. It is one of the largest executive compensation consulting organizations in the United States. Pearl Meyer and Steve Hall, president of Pearl Meyer & Partners, announced their resignations in late August 2005. Effective August 30, 2005, Joe Rich replaced Steve Hall as president of Pearl Meyer & Partners. Subsequently, several client facing professionals have also resigned. As a result of the voluntary resignations, there were seven involuntary terminations of certain Pearl Meyer & Partners’ employees in October. These developments are expected to reduce future revenue opportunities.

Federal Policy Group

Federal Policy Group (“FPG”) focuses on a variety of legislative and regulatory strategic services. FPG develops and implements strategies to pursue legislative changes; anticipates and responds to proposed legislative initiatives; helps shape administrative regulations and rulings; and raises the visibility of our clients through testimony before Congress and other avenues. FPG’s clients include Fortune 500 companies, trade associations, and other businesses.

Distribution

We market employee benefit programs and related administrative and consulting services through employee producers as well as through producers in independently operated sales offices located throughout the United States. As of December 31, 2005, we marketed our programs and services through 140 employees and 25 independent producers.

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

Many of our products have a securities component and must be sold through a licensed broker/dealer. Clark Securities, Inc. (“CSI”) is used by our producers for distributing these securities-related products. CSI currently distributes insurance, annuities, and mutual funds for our products. CSI had 285 registered representatives at December 31, 2005, and is licensed to operate in all 50 states and the District of Columbia. By having our own broker/dealer, we are able to control costs and sensitive customer information more effectively than if we used an outside broker/dealer.

Our producers are supported by a design and analysis department in each insurance related segment. The primary responsibility of the design and analysis department is to design customized compensation and benefit programs that will effectively reduce the costs of a client's employee benefit and compensation liabilities. The design analyst works with the producer to identify the needs of a prospective client and investigates the availability and pricing of products that are compatible with that client's needs. Finally, the analyst develops the financial projections necessary to evaluate the benefit costs and cost recoveries for the prospective client, together with an analysis of financing alternatives to assist the client in making a decision.

We recognize the importance of attracting and retaining qualified, productive sales professionals. We actively recruit and develop new sales professionals in order to add to our distribution capacity. Further, our acquisition strategy focuses on retaining the productive sales professionals of the entity being acquired.

Marketing support

We have established marketing departments in each practice. Each marketing department's primary focus is to support the sales efforts of their operation through integrated marketing communications strategies. The marketing departments develop and track leads for consultants through various channels including advertising, public relations, trade shows, and direct mail. Additionally, the marketing function provides collateral materials, business communication, brand support, survey research and distribution. We distribute external newsletters and other program update pieces to clients and prospects throughout the year and sponsor conferences and meetings featuring our industry experts. Public relations and corporate marketing functions coordinate the publication of articles, white papers, and briefs written by our consultants and ensure that our representatives are positioned as thought leaders and industry experts in national, local, and industry trade publications. These efforts have made us a clear leader in the executive compensation and benefits consulting industry.

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

Industry background

Over the past twenty years, as the result of legislative change and increased competition for executive talent, compensation and benefit programs have become more sophisticated and complex. In turn, the financing of these programs has also become increasingly complex. Corporations and banks now commonly use life insurance to offset the costs of employee benefit liabilities and several large insurers have committed significant resources to develop business-owned life insurance products for use in this market. The industry has shifted toward the use of variable life insurance, which contains equity investment features to meet these needs.

At the same time, the corporations, banks, and healthcare organizations that use these services have become more sophisticated and demanding. Clients now regularly perform extensive due diligence on the firms providing their compensation and benefit programs. Issues related to reputation and technological capabilities are now central to their decision-making process. In addition, the client's expectation regarding the level of administrative services to be provided and technological capabilities of a provider has risen substantially. For example,  community banks have been cnsolidating since the early 1990's. This consolidation gave bank executives a greater appreciation and need for expertise regarding the impact of consolidation on their compensation and benefit programs. This developed into a stronger demand by the community banking industry for expert advice in addressing estate and continuity planning. In addition, healthcare organizations have been faced with growing challenges to attract and retain executives. The tax status of healthcare providers, many of whom are not-for-profit healthcare organizations, requires tailored compensation and benefits programs that comply with the various not-for-profit compensation and benefit rules.

Our products and services have also historically been affected both positively and negatively by legislative change. For example, prior legislation has increased the attractiveness of non-qualified benefit plans for highly-paid executives by limiting the amount of tax-deductible contributions to traditional pension plans. In contrast, tax legislation was enacted in 1996 that disallowed interest deductions on policy loans and essentially eliminated a financing technique for corporations known as “leveraged corporate-owned life insurance.” Final Treasury regulations have changed the manner in which split dollar arrangements will be taxed.  The new treatment will be, in certain respects, less attractive than the historical tax treatment of split dollar arrangements. Additionally, provisions under the Sarbanes-Oxley Act of 2002 have created uncertainty as to whether certain split dollar policies may be used with respect to certain executives.

On October 22, 2004, President Bush signed into law H.R. 4520, the “American Jobs Creation Act of 2004,” which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The legislation created new Section 409A of the Internal Revenue Code which applies to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights (“SARs”) and certain other arrangements which have the effect of deferring compensation. Section 409A generally applies to compensation deferrals made after December 31, 2004. Among other things, Section 409A modifies the times at which distributions are permitted from nonqualified deferred compensation arrangements and requires that elections to defer compensation be made earlier than historical practice for many plans. The Treasury Department and the IRS issued their initial guidance regarding Section 409A, Notice 2005-1, on December 20, 2004. This initial guidance provided for the transition to the new rules contained in Section 409A. Most existing deferred compensation programs will have to be modified in accordance with the new statute and regulations. In addition, comprehensive proposed Treasury Regulations addressing the applications of Section 409A were published in the Federal Register on October 4, 2005. These proposed regulations will become effective January 1, 2007. During the transition period, it is expected that plan sponsors will revise the structure of their current programs and formalize the changes into a compliant plan design by the end of 2006 in accordance with the deadline established by the proposed regulations. We believe that deferred compensation plans remain a valuable savings tool. However, because of the time and effort required by plan sponsors to come into compliance with the new rules and to communicate the required changes to participants, participant compensation deferrals may be reduced. As a result, our revenue from existing and new arrangements may be reduced during the transitional period. Beyond the transitional period, it is anticipated that participant deferrals will return to their prior level, although the long-term impact of the new rules remains uncertain at this time.

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

Employees

As of December 31, 2005, we employed 931 people as follows:

Executive Benefits Practice	259
Banking Practice	307
Healthcare Group	194
Pearl Meyer & Partners	82
Federal Policy Group	11
Resource Center (Corporate) and Clark Securities, Inc.	78
Total	931

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

Competition

The executive compensation and benefit consulting market is highly competitive as the margins from this type of work are high. We compete with consulting firms, brokers, third party administrators, producer groups, and insurance companies. A number of our competitors offer attractive alternative programs. The primary competitors of our Executive Benefits Practice include Mullin Consulting, TBG Financial, and Westport Worldwide. The primary competitors of our Banking Practice include Charon Planning, Benmark, and Northwestern Mutual Life. Additionally, the banking industry is consolidating, which may reduce the number of potential bank clients. Primary competitors of our Healthcare Group and Pearl Meyer & Partners include Sullivan & Cotter, Towers Perrin, Fred Cook, and Mercer Consulting Group.

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

Government regulation

State governments extensively regulate our life insurance activities. We sell our insurance products in all 50 states and the District of Columbia through licensed insurance producers. Insurance laws vary from state to state. Each state has broad powers over licensing, payment of commissions, business practices, policy forms, and premium rates. While we have not encountered regulatory problems in the past, we cannot assure you that we will always be in compliance with all applicable regulatory requirements of each state. Additionally, we cannot be sure if we, our producers, or the insurance carriers underwriting the policies will encounter regulatory problems in the future, including any potential sanctions or penalties for operating in a state without all required licenses.

While the federal government does not directly regulate the marketing of most insurance products, securities, including variable life insurance, are subject to federal securities laws. As a result, our producers and entities with which we have administrative service agreements related to selling those products must be registered with the National Association of Securities Dealers. We market these financial products through CSI, a wholly owned subsidiary and a registered broker/dealer. While we have not had any regulatory problems in the past related to these products, we cannot assure you that we or the producers through whom we sell, will be in compliance at all times with all applicable regulatory requirements of each state.

As a result of issues arising in connection with the marketing by certain companies in the property and casualty insurance, health insurance, and group life insurance markets, various states have adopted laws and regulations during 2005 that among other things, impose new disclosure obligations on us with respect to the insurance and other financial products we market. These new laws and regulations are, in part, a response to the recent amendment to the Producer Licensing Model Act by the National Association of Insurance Commissioners. Other states may respond in a similar fashion during 2006. Depending on the specific requirements of such laws, if any, which are actually adopted by the states where we market insurance, there could be an adverse impact on our revenues.

Most aspects of our business are subject to regulation by the U.S. Federal and State regulatory agencies and securities exchanges. Aspects of our public disclosure, corporate governance principles, and internal control environment are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the New York Stock Exchange, Inc. (the “NYSE”).

ITEM 1A. RISK FACTORS

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

Many of the compensation and benefit programs we design and implement for our clients are financed with business-owned life insurance. Business-owned life insurance programs have tax advantages associated with such products that are attractive to our current and prospective clients. Commission revenue from these products represented 66.6%, 69.1% and 72.4%, of our total revenues in 2005, 2004, and 2003, respectively.

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

On October 22, 2004, President Bush signed into law H.R. 4520, the “American Jobs Creation Act of 2004,” which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The legislation created new Section 409A of the Internal Revenue Code which applies to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights (“SARs”) and certain other arrangements which have the effect of deferring compensation. Section 409A generally applies to compensation deferrals made after December 31, 2004. Among other things, Section 409A modifies the times at which distributions are permitted from nonqualified deferred compensation arrangements and requires that elections to defer compensation be made earlier than historical practice for many plans. The Treasury Department and the IRS issued their initial guidance regarding Section 409A, Notice 2005-1, on December 20, 2004. This initial guidance provided for the transition to the new rules contained in Section 409A. In addition, comprehensive proposed Treasury Regulations addressing the application of Section 409A were published in the Federal Register on October 4, 2005. These proposed regulations will become effective January 1, 2007. Most existing deferred compensation programs will have to be modified in accordance with the new rules. During the transition period, it is expected that plan sponsors will revise the structure of their current programs and formalize the changes into a compliant plan design by the end of 2006 in accordance with the deadline established by the proposed regulations. We believe that deferred compensation plans remain a valuable savings tool. However, because of the time and effort required by plan sponsors to come into compliance with the new rules and to communicate the required changes to participants, participant compensation deferrals may be reduced. As a result, our revenue from existing and new arrangements may be reduced during the transitional period. Beyond the transitional period, it is anticipated that participant deferrals will return to their prior level, although the long-term impact of the new rules remains uncertain at this time.

There have been several recent congressional proposals to change the federal tax laws with respect to business-owned life insurance. On September 17, 2003, the Senate Finance Committee approved legislation proposed by Sen. Jeff Bingaman (D-NM) that would tax the death benefits taxpayers receive from certain policies on the lives of former employees. Following an intensive lobbying effort by the insurance industry, the Finance Committee on February 2, 2004, reconsidered the business-owned life insurance provision it had previously approved and, in its place, approved legislation that generally would tax the death benefits taxpayers receive from policies on the lives of employees or former employees only in cases where the insured person had not consented to being covered or in the case of a former employee, where the insured was not among the company’s highly-compensated employees at the time of policy issuance. This same provision was reintroduced on January 31, 2005, by Senate Finance Committee Chairman Charles Grassley (R-IA) and Senator Max Baucus (D-MT) as part of the National Employee Savings and Trust Equity Guarantee Act (S. 219) and was included in the pension bill, the Pension Security and Transparency Act of 2005 (S.1783), approved by the Senate on November 16, 2005. We believe that this most recent proposal, if enacted, would not have a material adverse effect on our revenue from the sale of business-owned life insurance policies. However, if Congress were to adopt legislation broadly limiting the tax-free payment of death benefits on such policies or otherwise adversely affecting the tax treatment of the policies, future revenue from the sale of business-owned life insurance policies could materially decline.

On November 1, 2005, the President’s Advisory Panel on Federal Tax Reform released the conclusions of its study on ways to reform the federal tax system. Among the panel’s recommendations is a proposal to tax currently, in certain instances, the increase in value (“inside buildup”) of life insurance policies. The tax reform panel’s recommendations are not binding on the President and it is unknown whether the President would include any proposal relating to life insurance inside buildup in any tax reform plan he may advance. The panel’s recommendation regarding inside buildup would be a fundamental change in the longstanding tax treatment of life insurance and has already encountered significant opposition from the life insurance industry, calling into question the prospects for any such proposal in Congress. However, if any such proposal were enacted and applied to business-owned life insurance, it could have a material adverse effect on our revenue from the sale of such insurance.

Our business is subject to fluctuations in interest rates, stock prices and general economic conditions.

General economic conditions and market factors, such as changes in interest rates and stock prices, can affect our commission and fee income and the extent to which clients keep their policies inforce year after year. Equity returns and interest rates can have a significant effect on the sale and profitability of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products could become attractive to potential purchasers of the programs we market. When interest rates are at historically low levels, our fixed income products become less attractive to potential purchasers. Further, a prolonged decrease in stock prices can have an effect on the sale and profitability of our clients’ programs that are linked to stock market indices. We cannot guarantee that we will be able to compete with alternative products if these market forces make our clients' programs unattractive.

We are subject to regulation at the state level.

State governments extensively regulate life insurance activities. We sell our insurance products in all 50 states through licensed insurance producers operating as independent agents as well as through our employees. States have broad powers over licensing, payments of commissions, business practices, policy forms, and premium rates. Insurance laws related to licensing, marketing activities, and the receipt of commissions varies from state to state. While we have not encountered significant regulatory problems in the past, we cannot assure you that we, or the producers through whom we sell, will be in compliance at all times with all applicable regulatory requirements of each state.

As a result of issues arising in connection with the marketing by certain companies in the property and casualty insurance, health insurance, and group life insurance markets, various states have adopted laws and regulations during 2005 that, among other things, impose new disclosure obligations on us with respect to the insurance and other financial products we market. These new laws and regulations are, in part, a response to the recent amendment to the Producer Licensing Model Act by the National Association of Insurance Commissioners. Other states may respond in similar fashion during 2006. Depending on the specific requirements of such laws, if any, which are actually adopted by the states where we market insurance, there could be an adverse impact on our revenues.

We have entered into a number of supplemental compensation arrangements with certain of the insurance carriers whose products we sell. The industry-wide usage of supplemental compensation arrangements between distributors and insurance carriers has come under scrutiny from regulatory and law enforcement authorities. For example, the Attorney General of the State of New York has commenced an investigation of certain practices in the insurance industry. While we believe that our arrangements are in each case appropriate and consistent with applicable law, there exists uncertainty as to whether regulatory authorities or industry participants will seek to alter many practices in the industry, including the terms under supplementary compensation arrangements between distributors and insurance companies. Any changes to such practices or terms could have a material adverse effect on our business, financial condition, and results of operations.

Risks related to our company

We face strong competition.

Our business is highly competitive. We compete with consulting firms, insurance brokers, third party administrators, producer groups, and insurance companies. A number of our competitors offer attractive alternative programs. The direct competitors of our Executive Benefits Practice include Mullin Consulting, TBG Financial, and Westport Worldwide. The competitors of our Banking Practice include Charon Planning, Benmark, and Northwestern Mutual Life. Additionally, the banking industry is consolidating, which may reduce the number of potential bank clients. Primary competitors of our Healthcare Group and Pearl Meyer & Partners include Sullivan & Cotter, Towers Perrin, Fred Cook, and Mercer Consulting Group.

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

Our operating results fluctuate considerably from quarter to quarter. We have experienced, and may continue to experience, large concentrations of revenue in the first and fourth quarters. Our operating results may be affected by a number of factors including: a significant portion of the funding for our bank-owned life insurance products occurs in the fourth calendar quarter, many deferred compensation plans marketed by our Executive Benefits Practice are financed in the first calendar quarter; and the timing of significant sales can have a material impact on our quarterly operating results.

Our revenue is difficult to forecast, and we believe that comparing our consecutive quarterly results of operations is not meaningful, nor does it indicate what results we will achieve for any subsequent period. In our business, past operating results are not consistently reliable indicators of future performance. Significant downward fluctuations in our quarterly operating results could result in a sharp decline in the trading price of our common stock. See further discussion about the quarterly operating results in Note 23, “Interim Financial Data (Unaudited)” to the Consolidated Financial Statements, which appear under Item 15 “Exhibits and Financial Statement Schedules.”

We are dependent on our management team.

Our performance depends largely on the performance of our executive officers and key employees. It is important to us to keep and motivate high quality personnel, especially our management, consultants, and program development teams. The loss of the services of any key employees could have a material adverse effect on our business, financial condition, and operating results. We cannot assure you that we will be successful in retaining our key personnel.

We may not be able to successfully implement our acquisition strategy or integrate the businesses we acquire.

Since September 1997, we have completed 29 acquisitions. At any point in time, we may also be considering several other potential acquisitions. Future acquisitions may require substantial expenditures that will be financed through cash from operations, or bank debt as well as future debt and/or equity offerings. We cannot assure you that funds will be available from banks or through the capital markets or that they will be available on terms acceptable to us. If funds are not available, we may be unable to fully implement our acquisition strategy.

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

When we acquire a company, we normally acquire few tangible assets. Therefore, substantially the entire purchase price for the acquisition is allocated to intangible assets. The three primary components of our intangible assets are inforce revenue, goodwill, and non-compete agreements. The amount of purchase price allocated to inforce revenue is determined by discounting the cash flow of future commissions adjusted for expected persistency, mortality, and associated costs. The persistency of our inforce business is influenced by many factors outside of our control, and we cannot be sure that the value we have allocated will ultimately be realized. Non-compete agreements are amortized over the period of the agreements and other identifiable intangibles are amortized over their useful lives. The balance of the purchase price not allocated to identifiable intangible assets is classified as goodwill.

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

We depend on a select group of insurance companies to underwrite the insurance policies underlying the programs we sell. During 2005, 32 life insurance companies underwrote substantially all of the insurance policies underlying our clients' programs. Seven of these companies accounted for approximately 30.6% of our first year commission revenue in 2005, 55.3% in 2004, and 55.7% in 2003. If our relationship with any of these insurance companies, or their financial condition, were to significantly change for any reason, we could experience a disruption in our ability to provide products and services to our clients. Although we believe such disruption would only be short-term and that we would not experience any difficulties in securing replacement relationships with similar insurance companies, any long-term delays in doing so could affect our ability to provide competitive financing alternatives to our clients.

Major stockholders have the ability to influence stockholder action.

AEGON, Dimensional Fund Advisors, and Century Management owned approximately 13.1%, 9.1%, and 8.6% respectively, of our outstanding common stock as of December 31, 2005. Tom Wamberg, our Chairman and Chief Executive Officer, owned approximately 8.1% of our outstanding common stock as of December 31, 2005. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, preventing, or deterring a change in control that may otherwise be beneficial to stockholders.

We are subject to litigation which may have a negative impact on our business and reputation.

From time to time, we are subject to lawsuits and other claims, which are being handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, we do not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows. However, adverse developments could negatively impact earnings in a particular future period. See Item 3, “Legal Proceedings.”

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

Risks related to our common stock

The issuance of additional common stock may dilute other stockholders.

As of December 31, 2005, we had an aggregate of 18,349,401 shares of common stock authorized but unissued and not reserved for specific purposes. We may issue all of these shares without any action or approval by our stockholders. As of December 31, 2005, we had an aggregate of 2,703,791 unissued shares reserved for issuance under our employee and director incentive plans. We intend to continue to actively pursue acquisitions of competitors and related businesses and may issue shares of common stock in connection with those acquisitions. Any shares issued in connection with our acquisitions, the exercise of stock options, or otherwise, would dilute the percentage ownership held by existing stockholders.

Existing stockholders can sell a substantial number of their shares in the public market which could depress our stock price.

Sales of a substantial number of shares of our common stock in the open market, or the perception that such sales could occur, could adversely affect the trading price of our common stock. Mr. Wamberg held 1,411,680 shares as of December 31, 2005, representing approximately 8.1% of the outstanding shares of common stock. Institutional investors (that individually hold in excess of 5% of our outstanding shares) cumulatively represent 7,281,833 shares or approximately 41.6% of the outstanding shares of common stock. Mr. Wamberg had entered into a previously disclosed share sale program pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 that involves the sale of our shares that Mr. Wamberg had held in excess of one year. The plan expired by its term in September 2005. Any sales of our common stock by Mr. Wamberg or the other principal stockholders could adversely affect the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2005, we operated in the following leased offices throughout the United States:

Practice	Number of Offices	Square Footage
Executive Benefits Practice	10	148,853
Banking Practice	13	84,032
Healthcare Group	2	77,533
Pearl Meyer & Partners	3	45,243
Federal Policy Group	1	4,832
Resource Center	1	17,783
Total	30	378,276

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective June 9, 2003, our common stock began trading on the New York Stock Exchange under the symbol “CLK.” From March 7, 2002 through June 8, 2003, our common stock was traded on the New York Stock Exchange under the symbol “CBC.” Prior to that, our common stock was traded on the NASDAQ National Market under the symbol “CLKB.”

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock, as reported on the New York Stock Exchange for the two most recent fiscal years.

	High	Low
Year ended December 31, 2004:
First Quarter	$20.70	$16.47
Second Quarter	20.30	16.51
Third Quarter	18.83	12.41
Fourth Quarter	16.65	12.91
Year ended December 31, 2005:
First Quarter	$18.31	$12.19
Second Quarter	17.05	12.80
Third Quarter	16.83	13.79
Fourth Quarter	16.63	12.67

The closing price of our common stock on February 15, 2006, as reported on the New York Stock Exchange, was $11.92 per share. As of February 15, 2006, we had 17,535,128 outstanding shares of common stock. As of January 31, 2006, we had approximately 410 stockholders of record, which does not include shares held in securities position listings.

Dividend Policy

On February 1, 2006, the Board of Directors authorized us to pay a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of March 1, 2006, payable on April 1, 2006.

We paid a dividend of $0.06 per common share on April 1, July 1, October 1, 2005, and January 1, 2006 to stockholders of record as of March 1, June 1, September 1, and December 1, 2005, respectively. We intend to pay a similar dividend each quarter, assuming we have adequate capital availability, that we continue to be permitted to pay dividends under our senior credit facility, and that cash dividends continue to be in the best interests of our stockholders and us. We can provide no assurance that we will pay cash dividends for any future period or that our current cash dividend will remain at the current level.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement, to be filed within 120 days after our fiscal year end of December 31, 2005, which information is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser of ours, of shares of our common stock during the quarterly period ended December 31, 2005.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 1, 2005 through October 31, 2005	100,000	$15.87	100,000	$14.0 million

November 1, 2005 through November 30, 2005	-		-	$14.0 million

December 1, 2005 through December 31, 2005	-		-	$14.0 million

(1)
In January 2003, our Board of Directors authorized the purchase of up to 400 thousand shares of our common stock to, among other things, fulfill our obligations under our Employee Stock Purchase Plan. The Employee Stock Purchase Plan consisted of two semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 2003 and 2004 and terminating on June 30 and December 31 of each such year. For each of the years 2005 and 2006, the Employee Stock Purchase Plan will consist of four quarterly offerings of common stock beginning on the first day of January, April, July and October and terminating on March 31, June 30, September 30, and December 31 of each such year. The maximum number of shares issued in any of the semi-annual and quarterly offerings is 50 thousand and 25 thousand, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands except share and per share amounts)

The following historical information should be read in conjunction with information included elsewhere herein, including the consolidated financial statements, the notes thereto, and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	2005(1)(6)	2004(8)	2003(2)(3)	2002(4)	2001(5)(7)

Consolidated Statements of Income Total Revenue	$273,806	$315,582	$325,929	$278,586	$236,884
Operating Expenses
Commissions and fees	53,024	74,292	88,615	90,273	84,002
Other operating expenses	183,693	188,352	192,836	154,600	121,331
Operating Income	$37,089	$52,938	$44,478	$33,713	$31,551
Net Income	$10,609	$18,160	$12,682	$17,328	$16,012
Basic Earnings per Common Share	$0.59	$0.98	$0.69	$1.03	$1.22
Diluted Earnings per Common Share	$0.58	$0.97	$0.68	$0.99	$1.18
Total Assets	$674,513	$701,293	$699,303	$734,675	$269,931
Long-Term Debt	$285,294	$309,622	$335,968	$396,038	$6,079
Cash Dividends Declared per Common Share	$0.24	-	-	-	-

(1)	Includes the results of operations subsequent to the date of acquisition of the following:
BancPlan LLC as of May 3, 2005
Stratford Advisory Group, Inc. as of October 4, 2005
MedEx as of December 29, 2005

(2)	Includes the results of operations subsequent to the date of acquisition of the following:
Executive Benefits Solutions LLC as of September 30, 2003
Blackwood Planning Corporation as of October 7, 2003

(3)	In 2003, we received $1.5 million from the favorable settlement of a lawsuit and we incurred operating expense of $7.5 million in connection with the reorganization of the Human Capital Practice.

(4)	Includes the results of operations subsequent to the date of acquisition of the following:
Federal Policy Group as of February 25, 2002
Hilgenberg and Associates as of April 25, 2002
Comiskey Kaufman as of April 26, 2002
LongMiller & Associates, LLC as of November 26, 2002

(5)	Includes the results of operations subsequent to the date of acquisition of the following:
Rich Florin/Solutions, Inc. (f.d.b.a. Executive Alliance) as of March 12, 2001
Partners First as of March 23, 2001
Management Science Associates, Inc. as of July 24, 2001
Lyons Compensation & Benefits, LLC as of August 31, 2001
Coates Kenney as of December 26, 2001

(6)	In 2005, we received $1.6 million of net life insurance proceeds following the death of an executive in the Healthcare Group.

(7)	In 2001, we incurred operating expense of $2.1 million in connection with the write-down of assets acquired from Insurance Alliances Group.

(8)	In 2004, we incurred other expense of $1.5 million associated with a prospective securitization financing that was terminated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tables shown in thousands of dollars, except per share amounts)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto, and other information appearing elsewhere in this Form 10-K.

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

A significant portion of our growth has been acquisition related. Business-owned life insurance programs have tax advantages associated with the products that are attractive to our clients. A portion of our product offerings are interest rate sensitive. Changes in tax and legislative laws can have an affect on our business. We have been expanding our compensation consulting practices to diversify our product offerings. The largest component of our general and administrative expenses is salary and other employee related costs.

Recent Developments

Clark Benson, LLC

On January 27, 2006, we announced the formation of Clark Benson, LLC (“Clark Benson”), a limited liability company and a subsidiary of Clark Consulting, Inc. Clark Benson will concentrate on financial planning, wealth transfer, and employee benefits and will be headed by James M. Benson. Mr. Benson has a 25% ownership stake in Clark Benson and acquisition and working capital will be provided by Clark Consulting. Our intention is that Clark Benson will pursue its business plan through a combination of acquisitions of, or affiliations with, existing entities engaged in this type of business. While it is not possible to predict how many acquisitions or affiliations Clark Benson will complete in 2006 that will generate revenue, it is expected that 2006 start up costs of $2 million to $3 million will be incurred.

Additional Board Members

On February 1, 2006, James M. Benson was appointed to our Board of Directors. Mr. Benson fills a recently created Class III Board seat. Mr. Benson will be eligible for re-election as a Class III director at the Company’s 2007 Annual Meeting of Stockholders. The Board of Directors does not plan to appoint Mr. Benson to serve on any committees of the Board of Directors since Mr. Benson is not an independent director.

On January 18, 2006, Robert E. Long, Jr., was appointed to our Board of Directors. Mr. Long fills a recently created Class II Board seat. Mr. Long will be eligible for re-election as a Class II director at the Company’s 2006 Annual Meeting of Stockholders. The Board of Directors does not plan to appoint Mr. Long to serve on any committees of the Board of Directors since Mr. Long is not an independent director.

Proxy Disclosure

On January 27, 2006, the Securities and Exchange Commission released a proposal that would revamp the current disclosure requirements for executive compensation, related-party transactions, director independence, and other corporate governance matters. The purpose of the proposal is to provide shareholders with more comprehensive information on how a company compensates its directors and certain executive officers. It is anticipated that these requirements may become effective for the 2007 proxy season. If these proposed rules are enacted, it may lead to more engagements for the Pearl Meyer & Partners practice.

Supplemental Compensation Agreement Amendment

On February 27, 2006, we amended a supplemental compensation agreement with one of our insurance carriers. The contract has been extended from September 30, 2008 through September 30, 2011. In exchange for a longer term arrangement, the percentage used to calculate future payments based on our inforce block of business was reduced. We expect that revenue based on our inforce block of business will be approximately $1 million less in 2006 when compared to 2005. However, there are additional opportunities to earn revenue should we meet certain production targets for new business.

Yield Curve

In 2005, the flattening yield curve proved challenging to our sales force for closing new insurance cases in the Banking market. In early 2006, the yield curve has become inverted which makes our existing fixed rate insurance products even less attractive.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and the results of operations, and which require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions and conditions.

Revenue Sources and Recognition

Our operating segments derive revenue primarily from:

•	commissions and other compensation paid by insurance companies issuing the policies underlying our client’s benefit programs;

•	program design and administrative service fees paid by our clients;

•	executive compensation and benefit related consulting fees; and

•	fees for legislative liaison and related advisory services.

Our commission revenue is typically recurring, paid annually, and extends for a period of twenty years or more after the sale. Commissions are paid by insurance companies and vary by policy and by program and represent percentage of the premium or the cash surrender value of the insurance policies underlying the program.

First Year Commissions and Consulting Fees. First year commissions and consulting fees are derived from three principal sources: (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid (which is the effective date of the insurance policy) by the client, to the insurance company or, in certain instances, when cash is received; (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies; and (c) consulting fees.

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

Consulting fee revenue consists of fees charged for services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, people strategy, compensation surveys, and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the service is rendered.

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

Administrative service fee revenue consists of fees we charge our clients for the administration of their benefit programs and is earned when services are rendered. These revenues are mainly included in our renewal commissions and related fees line on our consolidated statements of income.

Supplemental Compensation Arrangements. A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $11.1 million, $11.3 million and $10.3 million in revenue under such arrangements for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Intangible Assets

Our intangible assets represent the excess costs of acquired businesses over the fair values of the tangible net assets associated with an acquisition. Our intangible assets consist of the net present value of future cash flows from policies inforce at the acquisition date, non-compete agreements with the former owners, other identifiable intangibles, and goodwill. Non-compete agreements are amortized over the period of the agreements and all other identifiable intangibles are amortized over their useful lives.

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

Year ended December 31, 2005 compared to year ended December 31, 2004

Financial Statement Overview. Our revenue for the year ended December 31, 2005 was $273.8 million, compared to $315.6 million for the year ended December 31, 2004, a decrease of 13.2%. Our net income for 2005 was $10.6 million, compared to $18.2 million in 2004. Diluted earnings per share for 2005 were $0.58, compared to $0.97 for 2004.

Revenue. Total revenues for the year ended December 31, 2005 were $273.8 million, a decrease of 13.2% from revenues of $315.6 million for the year ended December 31, 2004. First year commission revenues for the year ended December 31, 2005 were $74.0 million compared to $97.5 million for the year ended December 31, 2004. First year commission revenue for the year ended December 31, 2004 included $9.3 million for a single large case. Banking Practice’s first year commission revenue for the year ended December 31, 2005, was impacted by a soft market for BOLI products and the historically low long-term interest rate environment. On September 29, 2005, the Treasury Department issued initial guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in this guidance created uncertainty in regards to amending existing plans and delayed the implementation of new plans for both the Executive Benefits Practice and Banking Practice. First year revenue in 2005 included approximately $1.2 million from commissions received in connection with the exchange of policies related to our deferred compensation plans. Total revenue for the years ended December 31, 2005 and 2004, included approximately $11.1 million and $11.3 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the year ended December 31, 2005, was $142.8 compared to $157.5 million for the year ended December 31, 2004. The decrease in renewal revenue was expected and is primarily a result of changes in contract renewal commission rates that carriers pay on certain products as the policies age at both the Executive Benefits Practice and Banking Practice. Consulting fees for Pearl Meyer & Partners and Federal Policy Group as a percentage of total revenue increased to 15.6% for the year ended December 31, 2005 compared to 14.6% in the year ended December 31, 2004. For the year ended December 31, 2005, executive compensation consulting services experienced an increase in demand over the prior year due to corporate focus on corporate governance and executive compensation.

Commission and fee expense. Commission and fee expense for the year ended December 31, 2005 was $53.0 million, or 19.4% of total revenue, compared to $74.3 million, or 23.5% of total revenue, for the year ended December 31, 2004. The percentage paid in commission expense declined primarily due to an increasing percentage of sales by employee consultants who have a lower commission rate than independent producers and the mix of revenues. Renewal revenues generally have lower commissions than first year revenues. In addition, supplemental compensation arrangements and consulting revenues typically have no related commission expense.

General and administrative expense. General and administrative expense for the year ended December 31, 2005 was $161.0 million, or 58.8% of total revenue, compared to $164.3 million, or 52.1% of total revenue, for the year ended December 31, 2004. The decrease in general and administrative expenses was attributable to a decrease in bonus expense associated with weaker financial results in 2005 compared to 2004.

Amortization. Amortization expense decreased approximately $2.8 million to $15.4 million for the year ended December 31, 2005, from $18.2 million for the year ended December 31, 2004. The decline is based on the scheduled timing of amortization of our inforce revenue streams purchased in acquisitions.

Other income (expense). Other income for the year ended December 31, 2005 included $1.6 million of net life insurance proceeds following the death of an executive in our Healthcare Practice. This amount is not subject to taxation. The year ended December 31, 2004 results included a $1.5 million write-off of costs associated with a prospective securitization financing that was abandoned.

Interest expense. Interest expense for the year ended December 31, 2005 was $22.0 million compared to $22.3 million for the year ended December 31, 2004. The decrease relates to lower borrowing levels in 2005 compared to 2004 partially offset by higher interest rates.

Income taxes. Income taxes for the year ended December 31, 2005 were $6.6 million, an effective tax rate of 38.5%, compared to $11.2 million, an effective tax rate of 38.2%, for the year ended December 31, 2004. The effective tax rate for the year ended December 31, 2005 is impacted by the $1.6 million of non-taxable life insurance proceeds received in the second quarter of 2005. There were net adjustments of approximately $380 thousand reducing income tax expense for the year ended December 31, 2004 reflecting favorable revisions to our state income tax rate as a result of implementation of several strategies aimed at reducing state income taxes.

Net income. Net income for the year ended December 31, 2005 was $10.6 million, or $0.58 per diluted common share, versus net income of $18.2 million, or $0.97 per diluted share, for the year ended December 31, 2004.

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

Revenue. Total revenues for the year ended December 31, 2004 were $315.6 million, a decrease of 3.2% from revenues of $325.9 million for the year ended December 31, 2003. First year commission revenues for the year ended December 31, 2004 were $97.5 million compared to $113.3 million for the year ended December 31, 2003. First year revenue of the Banking Practice was $19.5 million less for the year ended December 31, 2004 when compared to the year ended December 31, 2003 due to clients’ efforts in mid 2003 to lock in interest rates prior to anticipated interest rate reductions in late 2003. Revenue for the years ended December 31, 2004 and 2003 included approximately $11.3 million and $10.3 million, respectively, related to supplemental compensation arrangements with insurance carriers. Renewal revenue for the year ended December 31, 2004, was $157.5 compared to $159.1 million for the year ended December 31, 2003. The decrease in renewal revenue is primarily the result of over funding of certain corporate plans in 2004. Consulting fees for Pearl Meyer & Partners and Federal Policy Group as a percentage of total revenue increased to 14.6% for the year ended December 31, 2004 compared to 12.0% in the year ended December 31, 2003. For the year ended December 31, 2004, consulting services experienced an increase in demand over the prior year due to corporate focus on corporate governance and executive compensation.

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

General and administrative expense. General and administrative expense for the year ended December 31, 2004 was $164.3 million, or 52.1% of total revenue, compared to $158.9 million, or 48.8% of total revenue, for the year ended December 31, 2003. The increase in general and administrative expenses was attributable to expenditures associated with Sarbanes-Oxley compliance ($1.6 million) and approximately $1.1 million of legal fees associated with the MacDonald litigation. The MacDonald litigation was settled with no cash being exchanged during the year ended December 31, 2004. Also contributing to the increase was approximately $6.9 million of additional bonus expense associated with the improved 2004 operating results versus 2003.

Amortization. Amortization expense decreased approximately $3.4 million to $18.2 million for the year ended December 31, 2004, from $21.6 million for the year ended December 31, 2003. For year ended December 31, 2003, there were costs of approximately $550 thousand relating to an adjustment to the purchase accounting for the LongMiller acquisition. The remaining decline is based on the scheduled timing of amortization of our inforce revenue streams purchased in acquisitions.

Other operating expenses. The year ended December 31, 2003 results included a $1.5 million favorable settlement of litigation that reduced operating expenses.

Human Capital Practice reorganization. In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners practice. In addition, several partners and staff members were terminated which resulted in exiting certain activities of the Human Capital Practice and creating unused leased office space in numerous cities. We recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization, of which $3.3 million remained on the consolidated balance sheet as of December 31, 2004. During the year ended December 31, 2004, we recorded a net decrease to expense of approximately $200 thousand relating to the Human Capital Practice reorganization.

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

Income taxes. Income taxes for the year ended December 31, 2004 were $11.2 million, an effective tax rate of 38.2%, compared to $8.1 million, an effective tax rate of 38.9%, for the year ended December 31, 2003. There were net adjustments of approximately $380 thousand reducing income tax expense for the year ended December 31, 2004 reflecting favorable revisions to our state income tax rate as a result of implementation of several strategies aimed at reducing state income taxes.

Net income. Net income for the year ended December 31, 2004 was $18.2 million, or $0.97 per diluted common share, versus net income of $12.7 million, or $0.68 per diluted share, for the year ended December 31, 2003.

Acquisition Strategy

Our acquisition criteria focuses on the quality of management, future earnings, and the strategic fit with our company, as well as the growth potential of the target company. In several of our acquisitions, we also acquire the financial value embedded in a book of recurring renewal business that is expected to be realized for many years after the acquisition takes place. Historically, our future renewal revenue stream has been the source of collateral for our line of credit, which we frequently use for acquisitions. As we acquire more businesses that do not have this attribute, this may limit our future borrowing availability. We typically structure a majority of the purchase price in cash. We generally acquire little in the way of tangible assets, thus creating a substantial amount of intangible assets on our balance sheet. The companies we acquire are frequently privately owned and structured as subchapter S corporations and the acquisitions are usually effected through a purchase of assets with the income taxed directly to the stockholders of the target.

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

Human Capital Practice Reorganization

In the fourth quarter of 2003, we reorganized our executive compensation consulting practices. As part of the reorganization, some of the operations and employees of the Human Capital Practice were transferred to the Pearl Meyer & Partners Practice. In addition, four partners and six staff members were terminated which resulted in exiting certain activities of the practice and creating unused leased office space in numerous cities. We recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization of which $2.7 million remains on the consolidated balance sheet as of December 31, 2005. The remaining business of the Human Capital Practice in 2004 consisted of actuarial/retirement plan and investment advisory services. Effective January 1, 2005, the Human Capital Practice was merged into the Executive Benefits Practice.

Supplemental Compensation Arrangements

A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $11.1 million, $11.3 million and $10.3 million in revenue under such arrangements for the twelve months ended December 31, 2005, 2004, and 2003, respectively. Future payment amounts would be negatively impacted by potential future surrenders of the inforce business or non-renewal of the agreements and positively impacted by asset growth of these contracts.

Segment Results

The following analysis depicts the results of each of our operating segments on a stand-alone basis. The practices are allocated a charge to cover centralized Resource Center expenditures in the areas of property and casualty insurance, human resources, marketing, and information technology.

Executive Benefits Practice

	Operating Results Year Ended December 31,

	2005	2004	2003
Total Revenue	$59,126	$81,477	$78,528
Operating Expenses
Commissions and fees	18,372	29,250	29,406
Other operating expenses	41,332	44,898	57,864
Operating Income (Loss)	$(578)	$7,329	$(8,742)
% of revenue	(1.0)%	9.0%	(11.1)%

In August 2005, we announced our intent to combine our Executive Benefits Practice, Banking Practice, and Insurance Company Practice into one practice that will serve those markets. The new practice will be reported as a single reporting segment in our consolidated financial statements effective January 1, 2006. The purpose of this combination is to be able to leverage the expertise of our top producers across a wider customer base, and improve our level of client service by streamlining operations and sharing a broader set of best practices.

Total revenue for the year ended December 31, 2005 was $59.1 million compared to $81.5 million for the year ended December 31, 2004, a decrease of 27.4%. First year commission revenue for the year ended December 31, 2005 was $15.8 million compared to $26.2 million for the year ended December 31, 2004. On September 29, 2005, the Treasury Department issued initial guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in receiving guidance created uncertainty in regards to amending existing plans and delayed the implementation of new plans. Consulting revenue (included in first year revenue) decreased 14.2% due to a significant decline in the number of consultants. First year 2004 revenue for the year ended December 31, 2004 included $8.6 million for one large case. Renewal revenue for the year ended December 31, 2005 was $36.1 million compared to $46.5 million for the year ended December 31, 2004. The decrease in renewal revenue is primarily the result of the timing of premium payments from certain clients, some of which were delayed pending Treasury Department guidance mentioned above, and changes in contract renewal rates that carriers pay on certain cases as the policies age. Commission expense as a percentage of total revenue decreased to 31.1% for the year ended December 31, 2005, from 35.9% for the year ended December 31, 2004, due to the decreased revenue resulting in lower tiered payouts to producers. General and administrative expense for the year ended December 31, 2005 was $38.2 million compared to $41.1 million for the year ended December 31, 2004. The decrease is primarily a result of weaker financial results than 2004 generating less bonus expense.

Total revenue for the year ended December 31, 2004 was $81.5 million compared to $78.5 million for the year ended December 31, 2003. First year commission revenue for the year ended December 31, 2004, was $26.2 million compared to $21.5 million for the year ended December 31, 2003. First year revenue for the year ended December 31, 2004 included $8.6 million for one large case. Renewal revenue for the year ended December 31, 2004, was $46.5 million compared to $48.2 million for the year ended December 31, 2003. The increase in first year revenues was partially offset by decreases in renewal revenues relating to the loss of three large clients ($2.3 million) and over funding of certain corporate plans. Commission expense as a percentage of total revenue declined to 35.9% for the year ended December 31, 2004, from 37.4% for the year ended December 31, 2003, due to the mix of sales by employee consultants who are paid a lower commission and the mix between first year versus renewal revenue. General and administrative expense for the year ended December 31, 2004, was lower than the year ended December 31, 2003, due mainly to lower headcount (272 for 2004 and 300 for 2003) and facility costs despite a charge of approximately $1.1 million for legal costs associated with the MacDonald settlement in June of 2004.

Banking Practice

	Operating Results Year Ended December 31,

	2005	2004	2003
Total Revenue	$123,101	$145,249	$165,839
Operating Expenses
Commissions and fees	28,934	40,969	55,016
Other operating expenses	55,830	57,177	55,602
Operating Income	$38,337	$47,103	$55,221
% of revenue	31.1%	32.4%	33.3%

In August 2005, we announced our intent to combine our Executive Benefits Practice, Banking Practice, and Insurance Company Practice into one practice that will serve those markets. The new practice will be reported as a single reporting segment in our consolidated financial statements effective January 1, 2006. The purpose of this combination is to be able to leverage the expertise of our top producers across a wider customer base, and improve our level of client service by streamlining operations and sharing a broader set of best practices.

Total revenue decreased 15.2% to $123.1 million for the year ended December 31, 2005, from $145.2 million for the year ended December 31, 2004. First year revenues for the year ended December 31, 2005 were $28.8 million compared to $46.8 million for the year ended December 31, 2004. First year revenue was impacted by a soft market for BOLI products and the historically low long-term interest rate environment. On September 29, 2005, the Treasury Department issued initial guidance regarding changes to nonqualified deferred compensation plans necessitated by the American Jobs Creation Act, passed in October 2004. The delay in receiving guidance created uncertainty in regards to amending existing plans and delayed the implementation of new plans. Total revenue for the years ended December 31, 2005 and 2004 included approximately $6.2 million and $6.6 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the years ended December 31, 2005 and 2004, was $94.3 million and $98.4 million, respectively. The decrease in renewal revenue is a result of the changes in contract renewal commission rates that carriers pay on certain products as policies age and the mix of products. Commission expense for the year ended December 31, 2005 was $28.9 million, or 23.5% of revenue, compared to $41.0 million, or 28.2% of revenue, for the year ended December 31, 2004. The commission expense as a percentage of revenue continues to decrease due to the lower first year revenue and significant reduction in independent producer commission expense. General and administrative expenses for the year ended December 31, 2005 was $45.4 million, compared to $44.9 million for the year ended December 31, 2004. These expenses increased primarily as a result of costs associated with the BancPlan acquisition in May of 2005. Amortization expense for the years ended December 31, 2005 and 2004 was $10.5 million and $12.3 million, respectively. The decrease is based on the timing of scheduled amortization of our acquired inforce revenue.

Total revenue decreased 12.4% to $145.2 million for the year ended December 31, 2004, from $165.8 million for the year ended December 31, 2003. First year revenues for the year ended December 31, 2004 were impacted by a soft market for BOLI products, historically low interest rates, and sales force turnover that occurred in the second quarter of 2004. Total revenue for the years ended December 31, 2004 and 2003 included approximately $6.6 million and $4.7 million, respectively, related to supplemental compensation arrangements. Renewal revenue for the years ended December 31, 2004 and December 31, 2003, was $98.4 million and $99.5 million, respectively. Commission expense for the year ended December 31, 2004, was $41.0 million, or 28.2% of revenue, compared to $55.0 million, or 33.2% of revenue, for the same period in 2003. The commission expense as a percentage of revenue continues to decrease as a result of a higher percentage of first year revenue produced by employee consultants versus independent producers and the mix between first year revenues and renewal revenues. In addition, we do not pay commission expense on the revenue associated with the supplemental compensation arrangements. In the second half of 2003, Banking Practice acquired two of its former independent producer organizations. General and administrative expense for the year ended December 31, 2004, was $44.9 million, or 30.9% of revenue, compared to $40.4 million, or 24.3% of revenue, for the comparable period in 2003. We terminated seventeen Banking Practice employees, representing roughly 6% of the Practice’s employees, or 2% of our employees, in September of 2004. The actions resulted in $230 thousand of severance costs. The higher percentage of general and administrative expenses to revenue reflects increased operating expenses relating to former independent producers and the lower revenue base. Amortization expense for the year ended December 31, 2004 and 2003, was $12.3 million and $15.2 million, respectively. The decrease is based on the timing of scheduled amortization of our inforce revenue and a $550 thousand adjustment to the purchase accounting for the LongMiller acquisition in the third quarter of 2003.

    Healthcare Group

	Operating Results Year Ended December 31,

	2005	2004	2003
Total Revenue	$38,048	$35,684	$36,100
Operating Expenses
Commissions and fees	4,862	4,073	4,193
Other operating expenses	28,729	27,197	27,060
Operating Income	$4,457	$4,414	$4,847
% of revenue	11.7%	12.4%	13.4%

Total revenue for the year ended December 31, 2005 was $38.0 million compared to $35.7 million for the year ended December 31, 2004. First year revenue for the year ended December 31, 2005, was $2.6 million higher than the prior year due to growth in consulting fee revenue from several services. Renewal revenue for the year ended December 31, 2005 was $10.1 million compared to $10.4 million for the year ended December 31, 2004. Commission expense for the year ended December 31, 2005 was $4.9 million compared to $4.1 million. The increase in commission expense is a result of increased marketing bonuses on higher revenue. General and administrative expenses for the year ended December 31, 2005 were $27.5 million compared to $25.7 million for the year ended December 31, 2004. The increase is due to a $445 thousand write off of obsolete software, additional expenses from higher consultant headcount and costs associated with performance based bonuses.

Healthcare Group revenues were slightly lower (1.2%) for the year ended December 31, 2004, compared to December 31, 2003. First year commission revenue for the year ended December 31, 2004, was lower by $3.3 million than December 31, 2003 due to a lower number of new implementation projects and lower add-on commissions as a result of split dollar regulations and clients electing to split consulting engagements from the company who sells the funding solution. However, consulting fee revenue (included in first year revenue) increased over December 31, 2003 by $1.7 million due to growth in several services. Renewal revenue for the year ended December 31, 2004 was approximately $10.4 million compared to $9.1 million for the year ended December 31, 2003. General and administrative expenses remained flat due to cost containment efforts.

Pearl Meyer & Partners

	Operating Results Year Ended December 31,

	2005	2004	2003
Total Revenue	$34,124	$33,111	$26,871
Operating Expenses	29,402	27,682	25,773
Operating Income	$4,722	$5,429	$1,098
% of revenue	13.8%	16.4%	4.1%

Pearl Meyer and Steve Hall, president of Pearl Meyer and Partners, announced their resignations in late August, 2005. Effective August 30, 2005, Joe Rich replaced Steve Hall as president of Pearl Meyer and Partners. Subsequently, several client facing professionals resigned. As a result of the voluntary resignations, there were seven involuntary terminations of certain Pearl Meyer and Partners’ employees in October, 2005. The costs associated with these terminations were approximately $200 thousand, which were recorded in the fourth quarter of 2005. Estimated annual cost savings related to the voluntary terminations are $3.4 million and $1.4 million for the involuntary terminations. As a result, 2006 revenues, operating expenses, and operating income are expected to be lower than 2005.

Consulting revenue increased 3.1% to $34.1 million for the year ended December 31, 2005, compared to $33.1 million for the year ended December 31, 2004. Practice performance through the first nine months of 2005 was improved over the same timeframe as 2004. Fourth quarter 2005 performance was weaker than fourth quarter 2004 due to the factors mentioned above. Operating expenses for the year ended December 31, 2005 were $29.4 million compared to $27.7 million for the year ended December 31, 2004. The increase is due to the additional expenses from higher headcounts during the first nine months of 2005 compared to first nine months of 2004.

Total consulting revenue increased 23.2% to $33.1 million for the year ended December 31, 2004, compared to $26.9 million for the year ended December 31, 2003. The practice continued to experience more sales activity as a result of additional engagements in its areas of expertise of corporate governance and executive compensation due, in part, to increased public scrutiny of these areas. Operating expenses were $27.7 million for the year ended December 31, 2004, compared to $25.8 million for the year ended December 31, 2003 reflecting higher headcount (97 in 2004 and 83 in 2003).

Federal Policy Group

	Operating Results Year Ended December 31,

	2005	2004	2003
Total Revenue	$12,147	$15,707	$14,855
Operating Expenses	9,623	11,026	8,257
Operating Income	$2,524	$4,681	$6,598
% of revenue	20.8%	29.8%	44.4%

Revenue for the year ended December 31, 2005 was $12.1 million compared to $15.7 million for the year ended December 31, 2004 due to a lower number of clients in 2005. Results for the years ended December 31, 2005 and 2004, included approximately $1.7 million and $3.0 million of revenue, respectively, from success fees. Operating expenses for the year ended December 31, 2005 were $9.6 million compared to $11.0 million. The reduction in 2005 expense compared to 2004 is a result of lower success fees generating less bonus expense and $100 thousand of 2004 client expenses, which was billed back to the client and also included in revenue for 2004.

Revenue for the year ended December 31, 2004 was $15.7 million compared to $14.9 million for the year ended December 31, 2005. Results for the years ended December 31, 2004 and 2003, included approximately $3.0 million of revenue from success fees. Results for the year ended December 31, 2004 and 2003 included approximately $2.6 million and $1.6 million of revenue and approximately $551 thousand and $265 thousand of operating income, respectively, related to four employees hired during the second quarter of 2003.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

	As of December 31,
	2005	2004
Cash and cash equivalents	$5,077	$23,199
Working capital (1)	$(9,837)	$9,087
Current ratio — to one	0.85	1.12
Stockholders' equity per common share (2)	$15.42	$15.03
Debt to total capitalization (3)	53.1%	54.2%

(1) Includes restricted cash and current portion of debt associated with asset-backed non-recourse notes.
(2) Total stockholders' equity divided by actual shares outstanding at year-end.
(3) Current debt plus long-term debt divided by current debt plus long-term debt plus stockholders' equity.

As a company with historically strong operating cash flow, we believe we have little need to maintain substantial cash balances. To the extent we have net cash from operating activities, we use it to fund capital expenditures, and service existing debt. We expect large cash outlays, such as future acquisitions, will be financed primarily through externally available funds. However, we can offer no assurance such funds will be available and, if so, on terms acceptable to us.

Below is a table summarizing our cash flow:

	Year Ended December 31,
	2005	2004	2003
Cash flows from (used in):
Operating activities	$39,153	$61,183	$74,613
Investing activities	(26,347)	(13,992)	(13,585)
Financing activities	(30,928)	(27,148)	(72,138)

Cash Flows from Operating Activities

Our cash flows from operating activities for the years ended December 31, 2005, 2004, and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
Net income plus non-cash expenses	$34,361	$53,889	$47,011
Changes in operating assets and liabilities	4,792	7,294	27,602
Cash flow from operating activities	$39,153	$61,183	$74,613

Non-cash expenses include primarily depreciation of equipment and leasehold improvements, amortization of intangibles, and deferred tax expense. The 2005 increase in cash relating to changes in operating assets and liabilities relates primarily to the increased liability balances in our deferred compensation plans ($4.1 million).

Estimated Future Gross Renewal Revenue

In addition to our tangible balance sheet assets and liabilities, we have an on-going non-securitized renewal revenue stream, estimated to be $765.8 million, on a gross basis, over the next ten years. This on-going renewal revenue stream reflects current conditions and is not necessarily indicative of the revenue that may actually be achieved in the future and we cannot assure you that commissions under these policies will be received.

The following tables represent the estimated gross renewal revenue associated with the business-owned life insurance policies owned by our clients as of December 31, 2005. The projected gross revenues are not adjusted for mortality, lapse, or other factors that may impair realization, have not been discounted to reflect their net present value, and do not reflect the commission expense we must pay to consultants when we recognize the related revenue. We cannot assure you that commissions under these policies will be received. These projected gross revenues are based on the beliefs and assumptions of management and are not necessarily indicative of the revenue that may actually be realized in the future.

Non-securitized Gross Inforce Revenues. The following table represents the estimated gross inforce revenue associated with business-owned life insurance policies owned by our clients as of December 31, 2005, not including estimated securitized inforce revenues, which are set forth in a separate table.

	Executive Benefits Practice	Banking Practice	Healthcare Group	Total
2006	$37,496	$47,249	$4,888	$89,633
2007	35,193	45,124	4,694	85,011
2008	30,491	44,854	4,323	79,668
2009	28,128	43,479	3,946	75,553
2010	22,820	44,660	3,632	71,112
2011	21,624	46,224	3,246	71,094
2012	20,834	47,489	2,767	71,090
2013	21,430	48,983	2,209	72,622
2014	21,857	50,808	1,774	74,439
2015	21,989	52,260	1,363	75,612
Total December 31, 2005	$261,862	$471,130	$32,842	$765,834

Total December 31, 2004	$295,745	$456,198	$38,694	$790,637

The 10-year inforce revenues net of commission expense are $610.2 million as of December 31, 2005, as compared to $628.1 at December 31, 2004.

Securitized Gross Inforce Revenues. The following table represents the estimated gross renewal revenue associated with our securitized inforce bank-owned life insurance policies as of December 31, 2005. These revenue streams are restricted for the specific purpose of paying off our asset-backed notes which were issued in connection with the acquisition of LongMiller in November 2002.

Banking Practice
2006	$45,961
2007	48,454
2008	50,911
2009	52,590
2010	54,401
2011	55,718
2012	57,707
2013	60,017
2014	62,176
2015	64,210
Total December 31, 2005	$552,145

Total December 31, 2004	$556,910

The 10-year inforce revenue net of commission expense is $402.0 million and $403.0 million, as of December 31, 2005 and 2004, respectively.

Pearl Meyer & Partners and Federal Policy Group generate fee-based revenues and do not produce inforce revenues.

Cash Used in Investing Activities

During the year ended December 31, 2005, $20.1 million of cash was used for the acquisition of the businesses including contingent consideration payments to prior owners of businesses we acquired and $6.2 million of cash was used for the purchases of fixed assets.

A substantial portion of the purchase price used to fund acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows Used in Financing Activities

For the year ended December 31, 2005, approximately $30.9 million of cash was used for financing activities. We used approximately $19.2 million for the net repayment of borrowings, approximately $3.2 million for payment of dividends, and $13.9 million for the repurchase of our stock.

As of December 31, 2005, there was restricted cash of approximately $7.8 million, a decrease of $4.2 million from December 31, 2004, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

On August 31, 2005, we added a participant bank to our senior credit facility ($10 million) and one of the existing participants increased their commitment ($7 million). As a result, the current amount available under this facility is $89 million. As of December 31, 2005, there was $2.3 million outstanding on the facility. Our assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller. In September 2004, we amended our credit agreement to allow for potential stock repurchases and dividend payments. The remaining provisions of the agreement remained substantively the same. Our credit facility expires on December 31, 2006. We expect the credit facility to be renewed on substantially similar terms.

The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders’ equity), and a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of December 31, 2005.

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

Off-Balance Sheet Arrangements and Other Contractual Obligations

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. Set forth below is a summary presentation of our contractual obligations as of December 31, 2005, which are expected to become due and payable during the periods specified.

Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Debt obligations	$305,323	$20,029	$27,244	$27,574	$230,476
Operating lease obligations	42,558	10,386	17,504	9,923	4,745
Contingent considerations for acquisitions	11,803	4,203	4,600	600	2,400
Total	$359,684	$34,618	$49,348	$38,097	$237,621

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005, we had total outstanding indebtedness of $305.3 million, or approximately 131.6% of total market capitalization. Of our outstanding debt, $254.6 million was subject to an average fixed rate of 6.6% at December 31, 2005. Of our outstanding debt, $3.4 million was subject to fixed rates of 10.0% at December 31, 2005. The amount outstanding on our three pooled trust preferred debt issues is $45.0 million as of December 31, 2005 (average interest rate of 8.3% as of December 31, 2005).

On June 3, 2005 and February 25, 2005, we entered into interest rate swaps with a total non-amortizing notional value of $12 million and $10 million, respectively, to hedge our LIBOR-based debt. The terms of the interest rate swaps as of December 31, 2005 are as follows:

Effective Date	Maturity Date	Notional Amount at December 31, 2005	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of December 31, 2005
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	$314
February 25, 2005	December 31, 2009	$10.0 million	4.31%	LIBOR	160
May 18, 2004	March 31, 2009	$7.0 million	4.44%	LIBOR	65
January 7, 2003	December 31, 2007	$11.2 million	2.85%	LIBOR	231
Total		$40.2 million			$770

On November 15, 2005, we entered into an interest rate swap with an initial notional amount of $4.8 million and an effective date of January 1, 2006, which increases $1.4 million each calendar quarter until December 31, 2007, and then remains at $16 million. The quarterly increase in the notional amount of this interest rate swap exactly offsets the amortizing notional amount of the January 7, 2003 interest rate swap. The purpose of this swap is to hedge our remaining trust preferred LIBOR-based variable rate debt.

We have exposure to changing interest rates and, as discussed in Note 13 “Financial Instruments” to the consolidated financial statements, will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps we have entered into are used to hedge our interest rate exposure on the LIBOR-based variable rate debt outstanding at December 31, 2005. Interest on the remaining $4.8 million of unhedged debt at December 31, 2005, bears interest at three-month LIBOR plus a weighted average of 400 basis points. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $48 thousand on interest expense on an annual basis.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included on the following page.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders
Clark, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Clark, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 27, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February 27, 2006

ITEM 9B. OTHER INFORMATION

On July 26, 2005, the Compensation Committee of the Board of Directors approved a Long Term Incentive Compensation Plan. The plan has two components: a Supplemental Executive Retirement Plan (“SERP”) and restricted stock awards. Annual contributions, as approved by the Board, will be made into a SERP account for each participant. The contributions began in 2005. On October 25, 2005, the Compensation Committee of the Board of Directors approved five participants in the plan. Each SERP contribution will be cliff-vested five years from the date of grant. Restricted stock is awarded based upon achievement of three-year performance targets for cumulative earnings per share for the period 2005 through 2007 and will cliff-vest effective December 31, 2007. Restricted stock awards for 2006 and 2007 will be made as determined by the Compensation Committee with cliff vesting effective December 31, 2007. For the year ended December 31, 2005, there is approximately $70 thousand of expense included in the consolidated statement of income associated with this plan.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding directors is incorporated by reference from the information under the captions “Election of Directors” and “Continuing Directors” in our definitive Proxy Statement for the 2006 Annual Meeting of the Stockholders (the “2006 Proxy Statement”). The information required by Item 10 regarding audit committee and audit committee financial expert disclosures are incorporated by reference from the information under the caption “Committees-Composition and Meetings of the Board of Directors-Audit Committee” in the 2006 Proxy Statement. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by Item 10 regarding executive officers will be contained in the 2006 Proxy Statement under the caption “Our Executive Officers.”

We have adopted a code of business conduct and ethics, entitled “Clark Consulting Code of Ethics and Business Conduct” (the “Code of Ethics”) as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code applies to all of our directors, officers, and employees. We have also adopted a corporate governance policy (the “Governance Policy”) and a charter for each of our Audit Committee, Compensation Committee and our Nominating and Corporate Governance Committee (collectively, the “Committee Charters”). We have posted the Code of Ethics, the Governance Policy, and each of the Committee Charters on our website at www.clarkconsulting.com under “corporate governance” in the “investors” section of our website. We will post on our website any amendments to, or waivers from, our Code of Ethics applicable to any of our directors or executive officers. The foregoing information will also be available in print to any stockholder who requests such information.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2006 Proxy Statement under the captions “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises and Year-End Values,” “Compensation of Directors,” “Executive Officer Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Performance Graph.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Ownership of Common Stock by Certain Beneficial Owners and Management” and under the caption “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Principal Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

None.

Schedules not listed above have been omitted because they are not required, are not applicable, are shown in the related financial statements or notes thereto or the amounts are immaterial.

(3) Exhibits

The information required by this Item 15(a)(3) is set forth in the Exhibit Index immediately following our notes to consolidated financial statements. The exhibits listed herein will be furnished upon written request to “Vice-President of Investor Relations” located at our corporate headquarters and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

CLARK, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Stockholders
Clark, Inc.

We have audited the accompanying consolidated balance sheet of Clark, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clark, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clark, Inc.
North Barrington, Illinois

We have audited the accompanying consolidated balance sheet of Clark, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clark, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 2, 2005

CLARK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004
(Dollars in thousands except share and per share data)

	December 31,
	2005	2004
ASSETS

Current Assets Cash and cash equivalents	$5,077	$23,199
Restricted cash	7,799	12,020
Accounts and notes receivable, net	36,893	44,388
Prepaid income taxes	3,845	1,479
Deferred tax assets	-	782
Other current assets	3,527	2,445
Total Current Assets	57,141	84,313
Intangible Assets, net	582,544	584,246
Equipment and Leasehold Improvements, net	12,276	12,140
Cash Surrender Value of Life Insurance	11,336	8,111
Other Assets	11,216	12,483
Total Assets	$674,513	$701,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities Accounts payable	$4,243	$3,886
Accrued liabilities	40,051	54,145
Deferred revenue	2,469	2,268
Deferred tax liabilities	186	-
Recourse debt maturing within one year	3,730	1,295
Non-recourse debt maturing within one year	16,299	13,632
Total Current Liabilities	66,978	75,226
Trust Preferred Debt	45,000	45,000
Long-Term Recourse Debt	1,998	3,427
Long-Term Non-Recourse Debt	238,296	261,195
Deferred Tax Liabilities	33,022	24,752
Deferred Compensation	11,443	8,215
Other Non-Current Liabilities	7,758	9,292
Total Liabilities	404,495	427,107
Stockholders' Equity Preferred stock Authorized — 1,000,000 shares; $0.01 par value, none issued	-	-
Common stock Authorized — 40,000,000 shares; $0.01 par value issued — 18,892,516 in 2005 and 18,796,792 in 2004	189	188
Paid in capital	195,531	193,849
Retained earnings	94,103	87,803
Other comprehensive income (loss)	383	(135)
Deferred compensation, 181,418 shares in 2005 and 125,111 shares in 2004	2,746	1,898
Treasury stock, at cost, 1,383,195 shares in 2005 and 549,171 shares in 2004	(22,934)	(9,417)
Total Stockholders' Equity	270,018	274,186
Total Liabilities and Stockholders' Equity	$674,513	$701,293

See accompanying notes to consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2005, 2004, and 2003
(Dollars in thousands except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue
First year commissions and consulting fees	$123,894	$151,988	$160,503
Renewal commissions and related fees	142,832	157,480	159,082
Reimbursable expenses	7,080	6,114	6,344
Total Revenue	273,806	315,582	325,929

Operating Expenses
Commissions and fees	53,024	74,292	88,615
General and administrative	161,034	164,278	158,923
Reimbursable expenses	7,080	6,114	6,344
Amortization	15,407	18,158	21,579
Settlement of litigation	-	-	(1,500)
Human Capital Practice reorganization	172	(198)	7,490
Total Operating Expenses	236,717	262,644	281,451
Operating Income	37,089	52,938	44,478
Other Income (Expense), net	1,617	(1,499)	302
Interest, net Income	523	262	281
Expense	(21,982)	(22,319)	(24,290)
Total Interest, net	(21,459)	(22,057)	(24,009)
Income before taxes	17,247	29,382	20,771
Income taxes	6,638	11,222	8,089
Net Income	$10,609	$18,160	$12,682

Basic earnings per common share	$0.59	$0.98	$0.69

Weighted average shares outstanding - Basic	18,107,163	18,542,232	18,338,963

Diluted earnings per common share	$0.58	$0.97	$0.68

Weighted average shares outstanding - Diluted	18,222,014	18,805,518	18,740,934

Cash dividends:
Paid	$0.18	-	-
Declared	$0.24	-	-

See accompanying notes to consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2005, 2004, and 2003
(Dollars in thousands except share amounts)

	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings	Treasury Stock	Deferred Compensation Stock	Other Comprehensive Income(Loss)	Total
Balance at January 1, 2003	18,060,518	$181	$185,339	$56,961	$(1,359)	$-	$-	$241,122
Issuance of common stock in connection with acquisitions	289,542	3	3,682	-	-	-	-	3,685
Non-employee compensation	-	-	330	-	-	-	-	330
Exercise of stock options - net of redemptions and tax effect	164,218	2	2,059	-	(73)	-	-	1,988
Issuance of stock to directors	925	-	15	-	-	-	-	15
Net activity related to employee stock purchase plan	-	-	(549)	-	-	-	-	(549)
Purchase of company stock	-	-	-	-	(760)	-	-	(760)
Change in value of interest rate swaps, net of tax	-	-	-	-	-	-	(245)	(245)
Net income	-	-	-	12,682	-	-	-	12,682
Total comprehensive income								12,437
Balance at December 31, 2003	18,515,203	186	190,876	69,643	(2,192)	-	(245)	258,268
Issuance of common stock in connection with acquisitions	62,918	1	1,096	-	-	-	-	1,097
Deferred compensation stock	125,111	-	-	-	-	1,898	-	1,898
Exercise of stock options - net of redemptions and tax effect	153,500	1	1,687	-	-	-	-	1,688
Net activity related to employee stock purchase plan.	-	-	190	-	-	-	-	190
Purchase of company stock	(484,000)	-	-	-	(7,225)	-	-	(7,225)
Change in value of interest rate swaps, net of tax	-	-	-	-	-	-	110	110
Net income	-	-	-	18,160	-	-	-	18,160
Total comprehensive income								18,270
Balance at December 31, 2004	18,372,732	188	193,849	87,803	(9,417)	1,898	(135)	274,186
Issuance of common stock in connection with acquisitions	31,624	-	538	-	-	-	-	538
Employee benefit plans	151,983	1	1,144	-	419	848	-	2,412
Purchase of company stock	(865,600)	-	-	-	(13,936)	-	-	(13,936)
Change in value of interest rate swaps, net of tax	-	-	-	-	-	-	518	518
Dividends declared	-	-	-	(4,309)	-	-	-	(4,309)
Net income	-	-	-	10,609	-	-	-	10,609
Total comprehensive income								11,127
Balance at December 31, 2005	17,690,739	$189	$195,531	$94,103	$(22,934)	$2,746	$383	$270,018

See accompanying notes to consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating Activities Net income	$10,609	$18,160	$12,682
Adjustments to reconcile net income to cash
provided by operating activities
Depreciation and amortization	20,801	23,822	27,257
Write off of securitization financing costs	-	1,503	-
Non-employee stock compensation	-	-	345
Deferred taxes	2,240	10,159	6,131
Loss on disposal of assets	711	245	596
Changes in operating assets and liabilities (excluding the effects of acquisitions) Accounts receivable	7,495	3,090	18,002
Other current assets	(1,082)	704	(305)
Other assets	(1,188)	(1,186)	818
Accounts payable	357	(4,243)	(334)
Income taxes	4,204	1,452	322
Accrued liabilities	(9,027)	2,936	(69)
Deferred income	201	288	(369)
Other non-current liabilities	(244)	703	6,753
Deferred compensation	4,076	3,550	2,784
Net cash provided by operating activities	39,153	61,183	74,613

Investing Activities Purchase of businesses, net of cash acquired	(20,142)	(9,227)	(9,162)
Purchases of equipment	(6,205)	(4,765)	(4,423)
Cash used in investing activities	(26,347)	(13,992)	(13,585)

Financing Activities Proceeds from borrowings	2,300	70,210	39,500
Repayment of borrowings	(21,526)	(98,182)	(105,692)
Dividends paid	(3,232)	-	-
Debt financing costs	-	(628)	(1,413)
Cash restricted for the repayment of non-recourse notes	4,221	6,946	(4,901)
Employee benefit plans	1,245	1,730	368
Repurchase of company stock	(13,936)	(7,224)	-
Cash (used in) provided by financing activities	(30,928)	(27,148)	(72,138)
Net Increase (Decrease) in Cash and Cash Equivalents	(18,122)	20,043	(11,110)
Cash and Cash Equivalents at Beginning of the Year	23,199	3,156	14,266
Cash and Cash Equivalents at End of the Year	$5,077	$23,199	$3,156

Supplemental Disclosure for Cash Paid during the Period:
Interest paid	$21,376	$21,127	$21,779
Income taxes, net of refunds	183	$(389)	$1,354

Supplemental Non-Cash Information:
Fair value of common stock issued in connection with acquisitions and acquisition contingent payouts	$539	$1,096	$3,685

See accompanying notes to consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year ended December 31, 2005

(Tables shown in thousands of dollars, except share and per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Clark, Inc. (the “Company”) and its wholly-owned subsidiaries. Through the Company’s five operating segments, Executive Benefits Practice, Banking Practice, Healthcare Group, Pearl Meyer & Partners, and Federal Policy Group, the Company designs, markets, and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark Securities, Inc. (“CSI”), a registered broker/dealer through which it sells all its securities products and receives related commissions. All significant intercompany amounts and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates— The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience, actuarial and other valuations, and various other factors that are deemed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of these judgements can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given assumption or estimate made by the Company’s management, there may be other assumptions and estimates that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any other such reasonable estimate or assumption would materially impact the financial statements. The Company uses estimates in its determination of allowances for accounts receivable and chargebacks, restructuring provisions, the net present value and amortization of inforce revenue acquired through acquisitions and various impairment analyses. Actual results could differ from those estimates.

Revenue Recognition— First year commissions are recognized as revenue in the amount due or paid by the carrier at the time the policy application is substantially completed, the initial premium payment is paid (which is the effective date of the insurance policy), and the insured party is contractually committed to purchase the insurance policy or, in certain instances, when cash is received. Fees for program design and placement are recognized in a manner consistent with commissions. Renewal revenue is recognized on the date that the renewal premium is due or paid by the client to the insurance company depending on whether a policy is considered fixed or variable. Fixed renewal policies have predictable set premium amounts. Revenue on these policies is recognized on the premium due date. Variable renewal policy premiums can be based upon such items as value of underlying investments in the policy, cash surrender value of the policy, or mutual fund values. In some cases, the Company is able to obtain information directly from the carriers allowing the Company to reasonably and reliably estimate the expected renewal premiums. Revenue is recognized based upon these estimates at a policy’s renewal date. For those policies where the Company is unable to obtain information to reasonably estimate the expected renewal premiums, revenue is not recognized until the confirmation has been received from the insurance carrier that the client’s premium payment has been received. The Company is notified in advance if a client plans to surrender, so adjustments in subsequent periods due to cancellations are infrequent and minor. Revenue associated with policies to be surrendered is not recognized. Given the homogenous nature of such cases and historical information about chargebacks, the Company is able to accurately estimate the revenue earned. The Company currently maintains a chargeback allowance, which is monitored on a quarterly basis for adequacy. Service fees are received annually on the policy anniversary date. Fees related to future services to be provided are recognized as the services are rendered. The majority of fees under these agreements are billed annually at the beginning of the service period. The revenue is recognized on a straight-line basis over the service period. The services expected to be performed for the client are outlined in the servicing agreements. Consulting fee revenue consists of fees charged for services the Company performs in advising its clients. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the services are rendered.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commissions and Fee Expense— Commissions and fee expense comprise the portion of the total commission revenue that is earned by and paid to both employee and independent sales producers.

Advertising— Advertising and marketing costs are charged to segments when incurred. Total expenses for 2005, 2004, and 2003 were $3.5 million, $1.9 million, and $3.5 million, respectively.

Income Taxes— Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Cash and Cash Equivalents— The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash in bank accounts, including restricted cash, aggregated approximately $12.9 million and $35.2 million at December 31, 2005 and 2004, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2005 and 2004, the Company had restricted cash of $7.8 million and $12.0 million related to the asset-backed notes outstanding, respectively.

Stock-Based Compensation — The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans for employees and directors as allowed under Statement of Financial Standards, SFAS No. 123, Accounting for Stock-Based Compensation as Amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, and provides the pro forma disclosures required by SFAS No. 123. The Company accounts for stock options granted to non-employees other than directors under the provisions of SFAS No. 123. The Company grants stock options at an exercise price equal to the quoted market price of its stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested five years from the grant date and have a term of ten years. For purposes of calculating basic and diluted earnings per share, exercised stock options are considered outstanding. Under the treasury stock method, unexercised stock options with fair market values of the underlying stock greater than the stock options’ exercise prices are considered common stock equivalents for the purposes of calculating diluted earnings per share for periods when there are positive earnings and the incremental effect would be dilutive.

The pro forma information regarding net income and earnings per share, required by SFAS No. 123, has been determined as if the Company accounted for its stock-based compensation plans under the fair value method. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively:

	2005	2004	2003
Dividend yield	1.6%	None	None
Volatility	57.5%	57.9%	62.9%
Risk-free interest rates	3.8%	3.6%	5.2%
Expected life (years)	5	5	5

The estimated average fair values of options outstanding in 2005, 2004, and 2003 were $9.59, $8.24, and $8.22, respectively. Had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2005	2004	2003
Net Income As reported	$10,609	$18,160	$12,682
Add: stock-based employee compensation expense included in reported net income, net of related tax effect	-	-	206
Deduct: stock option compensation expense, net of tax	(709	(2,428)	(1,799)
Pro forma	$9,900	$15,732	$11,089

Basic Earnings per Common Share
As reported	$0.59	$0.98	$0.69
Pro forma	$0.55	$0.85	$0.60

Diluted Earnings per Common Share
As reported	$0.58	$0.97	$0.68
Pro forma	$0.54	$0.84	$0.59

Hedging Transactions — The Company does not enter into derivative transactions except to mitigate interest rate risk. All derivative instruments are reported in the consolidated financial statements at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified as earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges are recognized in earnings in the current period. In 2005, 2004 and 2003, the Company entered into interest rate swaps to match floating rate debt with fixed rate interest payments periodically for LIBOR-based debt.

Goodwill— The Company has identifiable intangible assets representing the excess costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Goodwill is the excess cost of net assets associated with an acquisition. Goodwill is tested annually for impairment or whenever changes in circumstances indicate impairment might exist.

Other Identifiable Intangible Assets— The Company has identifiable intangible assets representing the excess costs of acquired businesses over the fair values of the tangible net assets associated with the acquisition. Non-compete agreements are amortized over the terms of the agreements. The net present value of inforce revenue is typically amortized between 20 and 30 years (the expected average policy duration). Annual amortization of net present value of inforce revenue is equal to the reduction in the present value of the adjusted revenue stream from the beginning of the year to the end of the year. Amortization expense related to identifiable intangible assets was $15.4 million in 2005, $18.2 million in 2004, and $21.6 million in 2003. The Company’s policy is to review intangible and other long-lived assets for impairment on an annual basis or whenever changes in circumstances indicate that an impairment might exist. When any indicators are present, the estimated undiscounted cash flows are compared to the carrying amount of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded. Any write-downs are treated as permanent reductions in the carrying amount of the asset.

Equipment and Leasehold Improvements— Equipment and leasehold improvements are carried at cost less accumulated depreciation. Depreciation expense is provided in amounts sufficient to relate the cost of assets to operations over the estimated service lives using straight line and accelerated methods. The Company depreciates furniture, equipment, and computer software over periods of three to seven years, while leasehold improvements are amortized over the lease period. The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has committed to funding the project. Thereafter, all direct costs are capitalized. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Fair Value of Financial Instruments— The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term nature of these instruments. See Note 13 “Financial Instruments” for additional information on financial instruments.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications— Certain 2004 and 2003 amounts have been reclassified to conform to 2005 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Shared-Based Payment which supersedes Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The requirements of SFAS 123(R) are effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will be required to adopt the provisions of SFAS 123(R) as of January 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either modified-retrospective or modified-prospective adoption. Under the modified-retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R, while the modified-retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company plans to adopt SFAS No. 123 (R) using the modified-prospective method. Adoption of SFAS 123(R) will have no impact on the historical financial statements included in this Annual Report on Form 10-K. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123(R) as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

3. ACQUISITIONS

Following is a description of the acquisitions made during 2005 and 2003. There were no acquisitions in 2004. The results of operations for each acquired entity have been included in the accompanying consolidated statements of income from the effective date of the respective acquisition.

2005 Acquisitions - In 2005, the Company acquired the following entities for an aggregate purchase price of approximately $10.1 million paid in cash and $1.1 million to be paid in 2008 (includes expenses paid).

•
BancPlan, LLC located in Red Wing, Minnesota, provides internet-based software products for consulting in the areas of strategic planning and board assessment for financial institutions, and is included in the Banking Practice segment. The purchase price was allocated to non-compete agreements (approximately $30 thousand) over a term of three years with the remaining purchase price (approximately $380 thousand) allocated to goodwill.

•
Stratford Advisory Group, Inc. located in Chicago, Illinois, is an institutional investment consulting firm, and is included in the Executive Benefits Practice segment. The purchase price was allocated to non-compete agreements (approximately $500 thousand) over a term of five years with the remaining purchase price (approximately $5.2 million) allocated to goodwill.

•
MedEx, located in Houston, Texas, provides medical stop loss insurance to employers with self-funded healthcare benefit programs, and is included in the Corporate segment. The purchase price was allocated to non-compete agreements (approximately $1 million) over a term of eight years with the remaining purchase price (approximately $4.1 million) allocated to goodwill.

The allocations of the purchase prices for the above acquisitions are preliminary, pending completion of a valuation. Upon completion of such valuations, the allocation of purchase prices will be finalized in accordance with SFAS No. 141, Business Combinations.

Additional consideration of $3.6 million in cash is payable to the previous owner of MedEx if certain objectives are met over the eight years following the acquisition. If earned, these payments will be accounted for as additional goodwill.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2003 Acquisitions— In 2003, the Company acquired the following entities for an aggregate purchase price of $4.2 million paid in cash (includes expenses paid) and 44,298 shares of the Company’s common stock valued at $630 thousand:

•
Executive Benefit Solutions, LLC, located in Memphis, Tennessee, specializes in providing strategic compensation, benefit, and bank-owned life insurance portfolio consulting services to banks in the Northeast, and is included in the Company’s Banking Practice segment;

•
Blackwood Planning Corporation, located in West Palm Beach, Florida, specializes in providing strategic compensation, benefit, and bank-owned life insurance portfolio consulting services to banks in the Southeast, and is included in the Company’s Banking Practice segment; and

•
Inforce revenue from the president of one of the Company’s practices, related to policies sold when the employee was a consultant prior to his employment by the Company as practice president, and is included in the Executive Benefits Practice segment.

Additional consideration of $14.4 million in cash would be payable to previous owners of Executive Benefit Solutions and Blackwood Planning Corporation if certain objectives are met over the three and one-half years following the acquisition. If earned, these payments will be accounted for as additional goodwill. As of December 31, 2005, additional consideration of $11.9 million was earned of which $3.6 million remains accrued in “accrued liabilities” on the consolidated balance sheet.

The net present value of inforce revenue ($980 thousand) was assigned to the Executive Benefits Practice segment. Goodwill ($1.7 million) was assigned to the Banking Practice segment. The remaining purchase price for the Executive Benefit Solutions and Blackwood Planning Corporation acquisitions was allocated to non-compete agreements, which were assigned to the Banking Practice segment, and have terms of six years.

4. RESTRUCTURING

In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices and recorded a charge of $7.5 million in the fourth quarter of 2003 relating to the reorganization, of which, $2.7 million remains accrued on the consolidated balance sheet as of December 31, 2005. Effective January 1, 2005, the Human Capital Practice was merged into Executive Benefits Practice. The components of the $7.5 million charge included $1.1 million for costs associated with employee terminations, $5.1 million for exit costs relating to the expected remaining future cash outlays associated with leases on vacated facilities until lease terminations, bonuses of $1.0 million related to renegotiations of certain bonus agreements to new arrangements necessary to facilitate the reorganization, and $300 thousand for impairment of assets.

The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be adjustments to the reserve in future periods. A summary of the activity in the reserve account during the year ended December 31, 2005 is as follows:

	Reserve Balance January 1, 2005	Cash Payments	Adjustments	Reserve Balance December 31, 2005
Employee termination costs	$325	$-	$-	$325
Lease costs	2,946	(718)	172	2,400
Total	$3,271	$(718)	$172	$2,725

5. ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:

	As of December 31,
	2005	2004
Accounts receivable - trade	$38,747	$45,855
Accounts receivable allowance	(1,854)	(1,467)
	$36,893	$44,388

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The rollforward of the accounts receivable allowance is as follows:

	As of December 31,
	2005	2004	2003
Beginning balance	$(1,467)	$(1,296)	$(1,089)
Write offs	661	805	999
Expense	(1,048)	(976)	(1,206)
Ending balance	$(1,854)	$(1,467)	$(1,296)

As of December 31, 2005 and 2004, there were approximately $671 thousand and $2.6 million, respectively, of unbilled receivables included in accounts receivable on the consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill between December 31, 2004 and December 31, 2005 by reporting units are as follows:

	Balance December 31, 2004	Acquired During Period	Earnouts/Other	Balance December 31, 2005

Executive Benefits Practice	$21,855	$5,233	$343	$27,431
Banking Practice	52,050	381	2,124	54,555
Healthcare Group	14,076	-	-	14,076
Management Science Associates	5,010	-	-	5,010
Pearl Meyer & Partners	36,981	-	-	36,981
Federal Policy Group	8,766	-	-	8,766
Corporate	30	4,090	(30)	4,090
Total	$138,768	$9,704	$2,437	$150,909

Information regarding the Company’s other intangible assets follows:

	As of December 31, 2005			As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Inforce revenue	$500,555	$(74,691)	$425,864	$500,521	$(60,877)	$439,644
Non-compete agreements	12,199	(6,428)	5,771	10,669	(4,835)	5,834
Total	$512,754	$(81,119)	$431,635	$511,190	$(65,712)	$445,478

For the past three years, the Company’s amortization of intangibles was comprised of the following:

	Year Ended December 31,
	2005	2004	2003
Present value of future cash flows from inforce revenue	$13,814	$16,572	$19,971
Non-compete agreements	1,593	1,586	1,608
Total	$15,407	$18,158	$21,579

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company estimates that its amortization for 2006 through 2010 for all acquisitions consummated to date will be as follows:

	Inforce Revenue	Non-Compete Agreements	Total
2006	$13,221	$1,797	$15,018
2007	12,858	1,772	14,630
2008	12,914	1,276	14,190
2009	12,987	351	13,338
2010	13,595	200	13,795

7. CONTINGENT CONSIDERATION

As a result of the Company’s acquisition program, it has approximately $11.8 million of contingent consideration potentially due to the former owners of its acquired entities, including $4.2 million that has been earned and is accrued on the consolidated balance sheet at December 31, 2005. If and when the acquired entities meet certain criteria negotiated at the time of the purchase these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of December 31, 2005:

Potential Amount Payable In	Cash
2006	$4,203
2007	4,000
2008	-
2009	600
2010	600
2011 and later	2,400
$11,803
8. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Major classifications of equipment and leasehold improvements are as follows:

	As of December 31,
	2005	2004
Computer software, office furniture and equipment	$24,234	$22,957
Capitalized software	8,002	6,379
Leasehold improvements	4,068	3,377
	36,304	32,713
Accumulated depreciation and amortization	(24,028)	(20,573)
	$12,276	$12,140

Depreciation expense was $5.4 million, $5.7 million, and $5.7 million for 2005, 2004, and 2003, respectively.

9. ACCRUED LIABILITIES

Major categories of accrued liabilities are as follows:

	As of December 31,
	2005	2004
Bonuses payable	$15,108	$19,476
Commissions payable	5,680	8,727
Earnouts payable	4,213	10,400
Other	15,050	15,542
	$40,051	$54,145

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10. TAXES

Income tax expense from operations consists of the following components:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$(2,136)	$940	$1,396
State and local	328	123	371
Deferred:
Federal	8,135	9,726	5,548
State and local	311	433	774
	$6,638	$11,222	$8,089

Total income taxes incurred consists of the following components:

	Year Ended December 31,
	2005	2004	2003
Income tax expense from operations	$6,638	$11,222	$8,089
Income tax expense (benefit) in equity from exercise of options	(333)	(149)	(356)
Income tax expense (benefit) in equity from interest rate swaps	329	7	(63)
Total income tax incurred	$6,634	$11,080	$7,670

A reconciliation of the 2005, 2004, and 2003 income tax expense computed by applying the statutory rate to income before income taxes to the actual taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
U.S. Federal statutory rate	$6,036	$10,284	$7,062
State income tax - net of federal benefit	521	996	970
Tax liability adjustment and prior year taxes	210	116	(146)
Non-taxable life insurance proceeds	(565)	-	-
Other - net	436	(174)	203
	$6,638	$11,222	$8,089

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	As of December 31,
	2005	2004
Long-term: Intangible assets	$(37,821)	$(28,776)
Depreciation	(855)	(1,328)
Accrued liabilities	1,548	1,679
Reorganization costs	1,107	1,229
Deferred compensation	927	1,582
Net operating loss	2,414	1,023
Long-term net deferred tax liabilities before allowance	(32,680)	(24,591)
Valuation allowance	(342)	(161)
Total long-term net deferred tax liabilities	$(33,022)	$(24,752)
Current:
Accrued liabilities	$1,122	$1,347
Prepaid expenses	(1,308)	(814)
Net operating loss	-	249
Total current net deferred tax assets (liabilities)	$(186)	$782

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In assessing the realizability of deferred tax assets, the Company considers the likelihood that some portion or all of the deferred tax assets may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projected future reversal of existing taxable temporary differences over the periods with respect to which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the vast majority of the benefits of deductible differences. The Company has $3.7 million of federal net operating loss carry forwards, of which, $2.2 million expires in 2020 and $1.5 million which expires in 2025. However, the Company is uncertain if it will benefit from certain state net operating losses. Accordingly, a valuation allowance of $342 thousand and $161 thousand, respectively, were deemed necessary as of December 31, 2005 and 2004.

The Internal Revenue Service has audited the Company’s federal income tax returns through the year ended December 31, 2003.

11. LONG-TERM DEBT

	As of December 31,
	2005	2004
Revolving credit loan payable to banks	$2,300	$-
Notes payable to former stockholder of acquired business	3,428	4,722
Asset-backed notes	254,595	274,827
Trust preferred debt	45,000	45,000
	305,323	324,549
Less current maturities	20,029	14,927
	$285,294	$309,622

Securitization — In order to finance the November, 2002 acquisition of LongMiller, the Company entered into a $305 million securitization of a majority of the inforce revenues of LongMiller. In connection with the securitization transactions, CBC Insurance Revenue Securitization, LLC, a wholly owned subsidiary of the Company (“CBC IRS”), issued $305 million aggregate principal amount of notes secured by insurance commission streams (the “Securitized Notes”) in a private placement (the “Securitization Transaction”). CBC IRS purchased such insurance commission streams from LongMiller. CBC IRS is a special purpose company that holds certain rights to commissions and other compensation arising from the sale of bank-owned or company-owned life insurance policies. While CBC IRS is included in the Company’s consolidated financial statements and has elected to be treated as a disregarded entity for federal income tax purposes, it is a separate legal entity. The assets held by CBC IRS are legally owned by CBC IRS and are not available to creditors of the Company, LongMiller, or the Company’s other subsidiaries. The securitization is broken into four traunches, each rated by Standard & Poors. The traunches consist of the A-1 and A-2 class totaling approximately $167 million and each rated “AAA”, the B-class traunch of $108 million rated “A” and the C-class traunch of $30 million rated “BBB”. The weighted average interest cost over the 20-year life of the asset-backed notes is approximately seven percent. For the year ended December 31, 2005, the earnings before interest, taxes and amortization for CBC IRS was approximately $31.5 million, which is used to fulfill its obligation to the bondholders.. The securitization is treated as debt and is included in the Banking Practice segment, and is non-recourse to the Company. Assuming the securitized notes amortize as expected, the securitization will provide residual cash flow to the Company of approximately five percent for the securitized inforce revenue in the initial years, and the Company’s total residual interest would equal approximately 28 percent of the total securitized inforce revenue over the life of the notes. Such residual cash flow to the Company (both in any year and in total) may be less than expected (or none) depending on the actual insurance commission streams from the policies underlying the securitization. The note agreement requires cash flow from the assets securitizing the notes to be held in a separate account. As of December 31, 2005, there was restricted cash of $7.8 million related to such requirements.

As a result of the surrender of a number of insurance policies by a single customer of the Company in December 2004, the Company will cease receiving commissions and related payments in respect of such surrendered insurance policies. The amount of commissions and related payments included in the Securitization transaction will be directed solely to the payment of principal and interest on the notes and related administration fees and expenses associated with the Securitization until such time as the Reserve Account established as part of the Securitization is replenished.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facility — In November 2003, the Company amended and restated its December 28, 1999 Credit Agreement revising the amount available under the credit facility to $80.0 million for a three year period ending December 31, 2006. In December 2003, a new participant bank was added to the facility increasing the facility amount to $90 million. The credit facility amount was reduced dollar for dollar by $18.0 million of repayments in 2003 and 2004 on the term portion of the facility. In August 2005, the Company amended and restated its November 26, 2003 Credit Agreement Amendment to add a new participant bank and increase the commitment of another participant bank, increasing the facility amount to $89.0 million. The Company had $86.7 million available under its credit line at December 31, 2005. The credit facility expires on December 31, 2006. The Company expects the credit facility to be renewed on substantially similar terms. The Company’s assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller. Interest on the revolver is based upon prime or LIBOR, plus a spread, at the Company’s option. Interest on the revolver is paid monthly for prime rate borrowings and at maturity of each LIBOR borrowing. The Company is obligated to pay a commitment fee based on the daily average of undrawn funds under the credit agreement. The fee is a minimum of .25% and a maximum of .60% based on the ratio of consolidated indebtedness to income before interest, taxes, depreciation and amortization for the most recent four quarters on a rolling quarterly basis.

The restrictive covenants under the credit facility provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum level of net worth (stockholders’ equity), and a maximum ratio of debt to capitalization. The Company was in compliance with all its restrictive covenants as of December 31, 2005. The Company’s restrictive covenants may limit its borrowing ability under its credit line.

Trust Preferred Debt — In 2003 and 2004, the Company raised approximately $45 million from its participation in three pooled trust preferred transactions, in which it issued long-term subordinated debt securities with a floating rate based on three month LIBOR plus a weighted average spread of 400 basis points (weighted average interest rate of 8.3% as of December 31, 2005). The Company used the net proceeds to pay down its credit facility. The pooled trust preferred debt principal is payable in one payment due in 30 years from the issuance date with interest paid quarterly.

Phynque, Inc. Notes — In connection with the purchase of Phynque, Inc. d/b/a Management Compensation Group/Healthcare, the Company issued an $8.7 million promissory note payable in thirty-two equal quarterly installments of principal and interest at 10%. A portion of the promissory note is guaranteed personally by the Company’s Chairman and Chief Executive Officer.

At December 31, 2005, future payments under all debt arrangements are as follows:

2006	$20,029
2007	13,945
2008	13,299
2009	13,390
2010	14,184
2011 and thereafter	230,476
$305,323

12. STOCK REPURCHASE

On January 25, 2005, the Company’s Board of Directors authorized expansion of its existing stock repurchase program to a total of $15 million of its outstanding common stock, from the previously authorized level of $10 million. On May 27, 2005, the Company’s Board of Directors authorized expansion of its existing stock repurchase program to a total of $35 million of its common stock, from the previously authorized level of $15 million. During the years ended December 31, 2005 and 2004, the Company repurchased approximately 866 thousand shares for approximately $13.9 million and 484 thousand shares for approximately $7.2 million, respectively.

13. FINANCIAL INSTRUMENTS

Derivative Financial Instruments. The Company has used derivatives only for hedging purposes to mitigate interest rate risk. The following is a summary of the Company’s risk management strategies and the effect of these strategies on its consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Hedging Activities. The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to interest rates. During 2005, 2004, and 2003, the Company entered into several interest rate swaps to hedge its LIBOR-based debt. These swaps have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income (“OCI”) for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings.  Amounts are reclassified from OCI to earnings as the interest rate swaps effect earnings. There have been no charges to earnings for ineffectiveness of interest rate hedges for the year ended December 31, 2005. The fair value of these interest rate swap agreements, based upon bank quotes, was an asset of approximately $770 thousand at December 31, 2005. The terms of these interest rate swaps are as follows (fair value in thousands):

Effective Date	Maturity Date	Notional Amount at December 31, 2005	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of December 31, 2005
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	$314
February 25, 2005	December 31, 2009	$10.0 million	4.31%	LIBOR	160
May 18, 2004	March 31, 2009	$7.0 million	4.44%	LIBOR	65
January 7, 2003	December 31, 2007	$11.2 million	2.85%	LIBOR	231
Total		$40.2 million			$770

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

Long- and Short-Term Debt. The fair values of the long-term debt are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Interest Rate Swaps. The carrying amount of interest rate swaps is based upon confirmation from the counterparty.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2005 and 2004, are as follows:

	As of December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term debt	$20,029	$20,868	$14,927	$15,285
Long-term debt	285,294	290,968	309,622	309,772
Interest rate swaps	(770)	(770)	40	40

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2005	2004	2003
Numerator for basic and diluted earnings per common share	$10,609	$18,160	$12,682

Basic earnings per common share -
weighted average shares outstanding	18,107,163	18,542,232	18,338,963
Effect of dilutive securities:
Stock options	108,440	204,837	189,871
Contingent shares earned not issued	6,411	58,449	212,099
Diluted earnings per share - weighted average shares plus assumed conversions	18,222,014	18,805,518	18,740,934

Basic earnings per common share	$0.59	$0.98	$0.69
Diluted earnings per common share	$0.58	$0.97	$0.68

For the years ended December 31, 2005, 2004, and 2003 there are approximately 885 thousand, 959 thousand, and 868 thousand, respectively, of outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective years. The range of exercise prices for these antidilutive stock options was between $15.51 and $27.49 at December 31, 2005, $16.63 and $27.49 at December 31, 2004, and $14.31 and $30.30 at December 31, 2003.

15. LIFE INSURANCE PROCEEDS

For the year ended December 31, 2005, the Company received $1.6 million of net life insurance proceeds following the death of an executive in the Healthcare Group. The proceeds are not subject to taxation. This amount is included in other income (expense), net, in the consolidated statement of income for the year ended December 31, 2005.

16. DIVIDENDS

On February 1, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of March 1, 2006, payable on April 1, 2006.

During each of its 2005 quarterly Board of Directors meetings, the Board authorized the Company to pay a quarterly dividend of $0.06 per share (approximately $1.1 million). The dividends were paid on January 1, 2006, October 1, 2005, July 1, 2005, and April 1, 2005 to stockholders of record as of December 1, 2005, September 1, 2005, June 1, 2005, and March 1, 2005, respectively.

17. BENEFIT PLANS

Incentive Stock Option Plan. The Incentive Stock Option Plan provided certain employees options to purchase shares for $4.80 and $7.00 per share. 190,832 shares have been granted under this plan. No additional options may be granted under this program. The $4.80 and $7.00 options became fully vested at the date of the Initial Public Offering. The options expire ten years from the grant date and are voided within 90 days of the employee's termination or one year from date of death.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1998 Stock Option Plan. In 1998, the Board of Directors approved a stock option plan providing for certain employees, directors, and independent producers to purchase shares for fair market value at the time the option is granted. The Plan is administered by the Compensation Committee of non-employee directors who have full discretion to determine participation, vesting, and term of the option at the time of the grant providing that no option may have a term greater than ten years from the date of grant. A total of 2,000,000 shares are reserved for issuance under this plan. However, option grants which have been forfeited or cancelled may be reissued. The vesting period of the stock options is generally between three and five years. As of December 31, 2005, 2,109,664 options have been granted under this program and a total of 773,790 shares of the Company’s common stock remain available for grant.

1998 Non-Employee Director Stock Option Plan. A total of 100,000 shares of the Company’s common stock have been reserved for issuance under its Non-Employee Director Plan, as amended by the Board of Directors in January 2000. However, option grants which have been forfeited or cancelled may be reissued. The Non-Employee Director Plan is administered by the compensation committee of the Board. Only nonqualified options may be granted and all of the Company’s non-employee directors participate in the plan. The plan provides for the automatic grant of stock options to purchase 10,000 shares of the Company’s common stock to each newly elected non-employee director on the first day of the month following their election. The plan also provides for the automatic grant of stock options to purchase 4,000 shares of the Company’s common stock to continuing non-employee directors on the first day of the month immediately following its annual stockholder meeting. The exercise price for stock options granted under the Non-Employee Director Plan is the fair market value of the Company’s common stock on the date of grant. The vesting period of the stock options is generally between one and three years. As of December 31, 2005, 98,110 options had been granted under the non-employee director plan and a total of 54,334 shares of the Company’ common stock remain available for grant.

2002 Stock Option Plan. On April 30, 2002, the Board of Directors approved the Clark, Inc. 2002 Stock Option Plan (the “2002 Plan”). A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the 2002 Plan. However, option grants which have been forfeited or cancelled may be reissued. The exercise price for stock options granted under the 2002 Plan is the fair market value of the Company’s common stock on the date of grant. The vesting period of the stock options is generally between three and five years. No option may have a term greater than ten years from the date of the grant. As of December 31, 2005, 277,296 options had been granted under this plan and a total of 347,667 shares of the Company’s common stock remain available for grant.

2003 Stock Option Plan. On January 28, 2003, the Board of Directors approved the Clark, Inc. 2003 Stock Option Plan (the “2003 Plan”). A total of 2,000,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Plan. However, option grants which have been forfeited or cancelled may be reissued. The exercise price for stock options granted under the 2003 Plan is the fair market value of the Company’s common stock on the date of grant. The vesting period of the stock options is generally between three and five years. No option may have a term greater than ten years from the date of the grant. As of December 31, 2005, 452,000 options had been granted under this plan and a total of 1,568,000 shares of the Company’s common stock remain available for grant.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the combined status of all of the Company’s stock option plans:

	Options	Weighted Average Exercise Price

Outstanding at January 1, 2003	1,918,432	$15.94
Granted	300,000	14.33
Exercised	(167,998)	10.17
Forfeited	(465,162)	16.94
Outstanding at December 31, 2003	1,585,272	15.41
Granted	330,000	19.36
Exercised	(153,500)	10.02
Forfeited	(323,636)	20.39
Outstanding at December 31, 2004	1,438,136	17.02
Granted	182,000	15.03
Exercised	(64,100)	11.02
Forfeited	(118,549)	18.02
Outstanding at December 31, 2005	1,437,487	16.82
Exercisable at December 31, 2005	1,308,077
Exercisable at December 31, 2004	1,194,587
Exercisable at December 31, 2003	868,148

The following table summarizes the stock options outstanding and exercisable as of December 31, 2005:

Options Outstanding				Options-Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.80 - $7.00	61,101	1.2	$5.70	61,101	$5.70
$9.00	95,916	2.0	9.00	95,916	9.00
$9.94 - $11.50	105,300	4.6	10.46	86,900	10.30
$11.60 - $14.40	193,200	7.6	13.70	98,612	13.30
$14.75 - $15.96	219,533	6.7	15.27	219,533	15.27
$16.65 - $18.13	138,102	5.7	17.17	138,102	17.17
$18.49 - $19.70	319,000	7.7	19.27	303,000	19.31
$20.30 - $22.90	100,335	7.2	21.72	99,913	21.72
$23.24 - $25.28	195,000	6.0	25.12	195,000	25.12
$27.49	10,000	6.3	27.49	10,000	27.49
	1,437,487			1,308,077

As of December 30, 2004, the Company had approximately 381 thousand unvested underwater (exercise price exceeds the current price) stock options. At the December 30, 2004 Board of Directors Compensation Committee meeting, the Compensation Committee approved fully vesting all underwater stock options ($15.85 or greater exercise price) as of December 30, 2004. No other modifications were made to the stock option plan except for the accelerated vesting. The Company decided to fully vest all underwater options, as there is no perceived value in these options to the employee, little retention ramifications, and to minimize the expense to the Company’s consolidated financial statements when it is required to adopt SFAS 123(R) as of January 1, 2006.

401(k) Savings Plan. The 401(k) Savings Plan is a defined contribution profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, covering substantially all eligible employees. At the Company’s discretion, it may contribute up to 100% of an eligible participant's contributions to the Plan, up to a maximum of 3% of the participants’ salary. The Company’s contributions to the Plan were $2.1 million, $2.2 million, and $1.8 million for the years ended December 31, 2005, 2004, and 2003, respectively. Effective January 1, 2006, the Company amended its 401(k) Savings Plan and changed the company contribution. At the Company’s discretion, it may contribute up to 100% of an eligible participants’ contributions to the plan, on the first 3% of the participants’ salary and up to 50% on the next 2% of the participants’ salary.

Stock Purchase Plan. On January 28, 2003, the Board of Directors adopted the amended and restated Employee Stock Purchase Plan (“ESPP”), under which a total of 400 thousand shares of common stock have been reserved for issuance. Any employee who has been employed for 30 days is eligible to participate in offerings under the Stock Purchase Plan.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Stock Purchase Plan consists of two semi-annual offerings of common stock beginning on each January 1 and July 1 in each of the years 2003 and 2004 and terminating on June 30 and December 31 such year. On September 16, 2004, the Board of Directors approved an amendment to the amended and restated Employee Stock Purchase Plan effective January 1, 2005. For each of the years 2005 and 2006, the ESPP will consist of four quarterly offerings of common stock beginning on the first day of January, April, July and October and terminating on March 31, June 30, September 30, and December 31 of each such year. The maximum number of shares for each offering period, which could be issued, is 50 thousand for 2003 and 50 thousand plus the number of unissued shares from prior offerings for each period in 2004. The maximum number of shares for each offering period will be 25 thousand plus the number of unissued shares from prior offerings for each period in 2005 and 2006. The price of the shares under each offering segment in 2003 and 2004 is 85% of the lower of the closing market price on the day before the offering period begins or on the day the offering period ends. The price of the shares under each offering segment in 2005 and 2006 is 85% of the closing market price on the day the offering period ends.

The Company has, for the expired periods prior to December 31, 2005, determined that it will purchase the requisite shares on the open market or utilize shares purchased through the Company’s stock repurchase program and has not issued any additional shares to fulfill this obligation. Future fulfillment under this Plan may be made through open market purchases or unissued shares, at the Company’s discretion.

During 2005, 2004, and 2003, the Company’s employees purchased 66 thousand, 62 thousand, and 90 thousand shares, respectively of common stock at an average cost to employees of $12.69, $14.36, and $10.16 per share, respectively. The Company’s open market purchases of shares for the employees were made at an average cost of $13.82 per share during 2003. No purchases were made by the Company in 2004 and 2005 specifically for the ESPP.

Deferred Compensation Plan. Effective September 17, 2004, the Clark Deferred Compensation Plan (“Plan”) was amended whereby participants can no longer reallocate deferrals out of the Plan’s Company stock fund. If a participant receives a distribution from the Plan, the portion of the distribution related to deferrals allocated to Company stock will be paid in Company stock. Prior to the amendment, participants were able to reallocate amounts in the Company’s stock fund into other investment options and received their distributions in cash. As a result of the amendment, approximately $1.8 million that had been classified as a long-term liability was reclassified into the equity section.

Key Executive Life Insurance. The Company maintains key man life insurance policies of $50.0 million on its Chairman and Chief Executive Officer and policies ranging from $1.0 million to $25.0 million on certain other key executives. As part of the Company’s Chairman and Chief Executive Officer’s employment agreement, it agrees to use the proceeds from the key man life insurance to purchase from the Chairman’s estate up to $20 million of common stock at the closing price on the last trading day immediately preceding his death.

18. COMMITMENTS

Leases— The Company conducts operations from leased office facilities. The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases; thus it is anticipated that future minimum lease commitments will not be materially less than the amount shown in the table below.

Rental expense for the years ended December 31, 2005, 2004, and, 2003 was $9.8 million, $9.4 million, and $16.7 million, respectively.

At December 31, 2005, approximate minimum rental commitments under all non-cancelable leases having terms in excess of a year are as follows:

2006	$10,386
2007	9,656
2008	7,848
2009	5,598
2010	4,325
2011 and Thereafter	4,745
$42,558

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. SUPPLEMENTAL COMPENSATION ARRANGEMENTS

Revenue from supplemental compensation arrangements is determined primarily based on the size of the existing block of business on specific measurement dates as outlined in the various agreements. In addition, certain arrangements provide for the potential of additional compensation for the Company based on the volume of insurance placed with certain carriers. The Company realized approximately $11.1 million, $11.3 million, and $10.3 million in revenue under such arrangements for the years ended December 31, 2005, 2004, and 2003, respectively. Potential surrenders will impact future revenues but not revenues that have been recorded in the Company’s financial statements.

20. SEGMENTS AND RELATED INFORMATION

The Company has five reportable segments:

•
Executive Benefits Practice - markets, designs, implements, administers, and finances non-qualified benefit plans for companies of all sizes, including Fortune 1000 companies, and provides compensation, benefit, investment advisory, and human resource consulting services.

•	Banking Practice - offers compensation consulting, executive and director benefit programs, and bank-owned life insurance to the bank market.

•	Healthcare Group - provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations.

•	Pearl Meyer & Partners - specializes in executive compensation and retention programs.

•	Federal Policy Group - provides legislative and regulatory strategic services.

The segment information as of, and for the year ended December 31, 2003, for the Pearl Meyer & Partners segment reflect the results of, and information related to, the Rewards and Performance Group and certain Human Capital Practice employees, who were transferred to Pearl Meyer & Partners as of October 1, 2003. The remaining Human Capital Practice was merged into Executive Benefits Practice as of January 1, 2005 and the segment information as of that date has been reclassified to reflect this transfer.

The five reportable segments operate as independent and autonomous business units with a corporate staff in North Barrington, Illinois responsible for finance, strategic planning, human resources, and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

In August 2005, we announced our intent to combine our Executive Benefits Practice, Banking Practice, and Insurance Company Practice (included in Corporate/CSI segment for the year ended December 31, 2005) into one practice that will serve those markets. The new practice will be reported as a single reporting segment in our consolidated financial statements effective January 1, 2006. The purpose of this combination is to be able to leverage the expertise of our top producers across a wider customer base, and improve our level of client service by streamlining operations and sharing a broader set of best practices.

The Company has disclosed income from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and the most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segment reports are the same as those described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies.”

The Company evaluates performance and allocates resources based on operating income before income taxes, interest, amortization, and corporate administrative expenses.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for the years ended December 31, 2005, 2004 and 2003, is as follows:

	For the Year Ended December 31,
	2005	2004	2003
Revenues
Executive Benefits Practice	$59,126	$81,477	$78,528
Banking Practice	123,101	145,249	165,839
Healthcare Group	38,048	35,684	36,100
Pearl Meyer & Partners	34,124	33,111	26,871
Federal Policy Group	12,147	15,707	14,855
Total segments — reported	266,546	311,228	322,193
Corporate/CSI	7,260	4,354	3,736
Total consolidated — reported	$273,806	$315,582	$325,929
Operating Income (Loss) and Income Before Taxes Executive Benefits Practice	$(578)	$7,329	$(8,742)
Banking Practice	38,337	47,103	55,221
Healthcare Group	4,457	4,414	4,847
Pearl Meyer & Partners	4,722	5,429	1,098
Federal Policy Group	2,524	4,681	6,598
Total segments — reported	49,462	68,956	59,022
Corporate/CSI	(12,373)	(16,018)	(14,544)
Other income	1,617	(1,499)	302
Interest — net	(21,459)	(22,057)	(24,009)
Income before taxes	$17,247	$29,382	$20,771
Depreciation and Amortization Executive Benefits Practice	$4,478	$4,712	$5,462
Banking Practice	12,063	13,971	16,784
Healthcare Group	2,072	2,627	2,945
Pearl Meyer & Partners	519	637	679
Federal Policy Group	401	408	403
Total segments — reported	19,533	22,355	26,273
Corporate/CSI	1,268	1,467	984
Total consolidated — reported	$20,801	$23,822	$27,257
Identifiable Assets Executive Benefits Practice	$80,298	$80,040	$78,149
Banking Practice	471,211	487,784	509,370
Healthcare Group	30,336	31,032	32,996
Pearl Meyer & Partners	48,100	48,355	47,362
Federal Policy Group	10,891	12,018	11,893
Total segments — reported	640,836	659,229	679,770
Deferred tax assets	-	782	253
Corporate/CSI	33,678	41,282	19,280
Total consolidated — reported	$674,513	$701,293	$699,303
Capital Expenditures Executive Benefits Practice	$2,780	$1,721	$1,165
Banking Practice	1,032	1,355	1,595
Healthcare Group	659	658	539
Pearl Meyer & Partners	1,270	278	95
Federal Policy Group	-	6	44
Total segments — reported	5,741	4,018	3,438
Corporate/CSI	464	747	985
Total consolidated — reported	$6,205	$4,765	$4,423

Geographic Information— Virtually all the Company’s revenue is derived from clients located in the United States.

Major Customers and Clients— The Company generated in excess of 25% of its revenue in 2005 from 37 clients, in 2004 from 29 clients and in 2003 from 37 clients. None of the clients individually accounted for more than 10% of consolidated revenue. Substantially all of the policies underlying the programs marketed by the Company are underwritten by 32 life insurance companies, of which seven accounted for approximately 30.6% of the Company’s first year revenue for the year ended December 31, 2005, 55.3% of its first year revenue for the year ended December 31, 2004, and 55.7% for the year ended December 31, 2003.

CLARK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. RELATED PARTY TRANSACTIONS

The Company leases 17,783 square feet of office space and hangar space for the corporate aircraft from entities owned by the Company’s Chairman and Chief Executive Officer, Tom Wamberg. Base rent is approximately $449 thousand annually. The office space lease expires on February 21, 2009.

The Company employs Mr. Wamberg’s stepson, Chuck French. Chuck is a consultant with the Executive Benefits Practice and does not report directly to Mr. Wamberg. Mr. French’s compensation is based exclusively on his revenue production.  Jason French, Mr. Wamberg's stepson, was a consultant with Pearl Meyer & Partners.  He was employed with the Company through October 2005 and did not report directly to Mr. Wamberg.

During the years ended December 31, 2005, 2004 and 2003, the Company received payments of approximately $2.5 million in each year pursuant to an Administrative Services Agreement and Bonus Forfeiture Agreement with an affiliate of AUSA Holding, Inc., one of its principal stockholders.

In 2001, Mr. Wamberg invested $750 thousand in a company of which George Dalton, a member of the Company’s Board of Directors, is founder and majority stockholder.

The Company currently employs certain administrative staff who perform functions and services for Mr. Wamberg’s personal business, in addition to services for the Company. Mr. Wamberg reimburses the Company for the salary, benefits, and bonus for these individuals relating to their work on his personal business.

22. LITIGATION AND CONTINGENCIES

From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its employee consultants and independent producers. The following is a summary of the current significant legal proceedings pending against the Company.

Independent Sales Producers’ Disputes

In March 2004, two of the Company’s independent sales producers exercised their termination rights under their agreement(s) with the Company. Included in the Company’s consolidated balance sheets is a receivable of approximately $1.4 million from these two producers and a related salesperson with respect to certain chargeback commissions to be repaid to the Company from the surrender of policies in 2003. Upon termination, the producers disputed the chargeback and asserted other miscellaneous claims. The producers entered into an arbitration agreement with the Company, dated May 23, 2005, in order to resolve the dispute regarding chargebacks with an arbitration hearing scheduled for early 2006. While it is not possible to predict with certainty the outcome of the disputes, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

23. INTERIM FINANCIAL DATA (UNAUDITED)

The following table presents a summary of key revenue and expense statistics for the most recent eight calendar quarters. This information is not necessarily indicative of results for any full year or for any subsequent period.

	QUARTER ENDED
	Dec. 2005	Sept. 2005	June 2005	Mar. 2005	Dec. 2004	Sept. 2004	June 2004	Mar. 2004

Total Revenue	$77,506	$60,906	$68,446	$66,948	$93,690	$66,692	$70,549	$84,651
% of annual	28.3%	22.2%	25.0%	24.5%	29.7%	21.1%	22.4%	26.8%

Total Operating Expenses	60,698	55,329	60,955	59,735	71,346	58,474	62,513	70,311
Operating Income	$16,808	$5,577	$7,491	$7,213	$22,344	$8,218	$8,036	$14,340
% of revenue	21.7%	9.2%	10.9%	10.8%	23.8%	12.3%	11.4%	16.9%

Net Income	$6,478	$157	$2,872	$1,102	$10,575	$1,509	$1,661	$4,415

Basic Earnings per common share	$0.37	$0.01	$0.16	$0.06	$0.57	$0.08	$0.09	$0.24

Diluted Earnings per common share	$0.37	$0.01	$0.16	$0.06	$0.57	$0.08	$0.09	$0.23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARK, INC.

By:/s/ TOM WAMBERG
Tom Wamberg
Chief Executive Officer

Date: February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ TOM WAMBERG	Chairman of the Board,	February 27, 2006
Tom Wamberg	Chief Executive Officer and Director

/s/ JEFFREY W. LEMAJEUR	Chief Financial Officer and	February 27, 2006
Jeffrey W. Lemajeur	Chief Accounting Officer

/s/ THOMAS M. PYRA	President, Chief Operating Officer and	February 27, 2006
Thomas M. Pyra	Director

/s/ RANDOLPH A. POHLMAN	Director	February 27, 2006
Randolph A. Pohlman

/s/ L. WILLIAM SEIDMAN	Director	February 27, 2006
L. William Seidman

/s/ GEORGE D. DALTON	Director	February 27, 2006
George D. Dalton

/s/ KENNETH A. GUENTHER	Director	February 27, 2006
Kenneth A. Guenther

/s/ RICHARD C. LAPPIN	Director	February 27, 2006
Richard C. Lappin

/s/ ROBERT E. LONG, JR.	Director	February 27, 2006
Robert E. Long, Jr.

/s/ JAMES M. BENSON	Director	February 27, 2006
James M. Benson

EXHIBIT INDEX

Exhibit No.	Description

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

.
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

10.9	Amended and Restated Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.9 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 2, 2005).

10.10	1998 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 4.7 of our Registration Statement on Form S-8, File No. 333-68163, filed with the SEC on December 1, 1998).

10.11	Form of Clark/Bardes, Inc. 401(k) Savings Plan (Incorporated herein by reference to Exhibit 4.3 of our Registration Statement on Form S-8, File No. 333-68982, filed with the SEC on September 5, 2001).

10.12
Employment Agreement dated February 1, 2004, by and between Clark, Inc. and Thomas M. Pyra. (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on May 10, 2004).

(a) Amendment, dated April 26, 2005, to the Employment Agreement by and between Clark, Inc. and Thomas M. Pyra.*

10.13
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

10.14
Employment Agreement dated as of July 1, 2004 by and between Clark, Inc. and James C. Bean. (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 5, 2004).

10.15
Second Amended and Restated Credit Agreement, dated as of November 26, 2003 among Clark, Inc. as Borrower, Bank One Texas, NA, as Administrative Agent, Certain Financial Institutions as Lenders, and Bank One Capital Markets, Inc. as Lead Arranger and Sole Book Runner(Incorporated herein by reference to Exhibit 10.16 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 2, 2005).

(a)
Amendment to Second Amended and Restated Credit Agreement, dated August 29,2005, among Clark, Inc. as Borrower, Chase Bank, NA as Syndicate Leader and Administrative Agent and Other Financial Institutions as Lenders.*

10.16	Clark/Bardes, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 14, 2002).

10.17
Membership Interest Purchase Agreement, dated as of September 25, 2002, by and among Clark/Bardes, Inc., Clark/Bardes Consulting, Inc., Long, Miller & Associates, LLC and certain other parties named therein (Incorporated herein by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on November 14, 2002).

10.18
Bonus Forfeiture Agreement, dated as of September 25, 2002, among Life Investors Insurance Company of America, Transamerica Life Insurance Company and Clark/Bardes Consulting, Inc. (Incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on November 14, 2002).

10.19
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

10.21
Indenture, dated as of October 1, 2002, by and among CBC Insurance Revenue Securitization, LLC and BNY Midwest Trust Company (Incorporated herein by reference to Exhibit 10.24 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 27, 2003).

10.22
Employment Agreement, dated July 16, 2004, between Clark, Inc. and Jeffrey W. Lemajeur (Incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, File No. 001-31256, filed with the SEC on August 5, 2004).

10.23
Employment Agreement, dated March 21, 2003, between Clark/Bardes, Inc. and Leslie N. Brockhurst (Incorporated herein by reference to Exhibit 10.24 of our Annual Report on Form 10-K, File No. 001-31256, filed with the SEC on March 2, 2005).

10.24
Form of Non-Qualified Stock Option Agreement - 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, File No. 001-31256, filed with the SEC on January 31, 2005).

10.25
Form of Non-Qualified Stock Option Agreement - 2003 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, File No. 001-31256, filed with the SEC on January 31, 2005).

10.26
Form of Incentive Stock Option Agreement - 2003 Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 of our Current Report on Form 8-K, File No. 001-31256, filed with the SEC on January 31, 2005).

10.27
Limited Liability Company Agreement of Clark Benson, LLC (Incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K, File No. 001-31256, filed with the SEC on January 27, 2006).

10.28
Employment Agreement, dated January 26, 2006 between Clark, Inc., Clark Consulting Inc., Clark Benson LLC and James M. Benson (Incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K, File No. 001-31256, filed with the SEC on January 27, 2006).

10.29	Supplemental Executive Retirement Plan of the Clark, Inc. Long Term Incentive Compensation Plan.*

10.30	Clark, Inc. Performance Share Award Agreement.*

16.1
Letter of Deloitte & Touche LLP, dated June 16, 2005, to the Securities and Exchange Commission (Incorporated herein by reference to Exhibit 16.1 of our Current Report on Form 8-K, File No. 001-31256, filed with the SEC on June 17, 2005).

21.1	Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP*

23.2	Consent of Deloitte and Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Offer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_______________
*filed herewith