Form 10-Q
period 2006-03-31
CLARK INC
filed 2006-05-03
CIK 1063980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File No. 001-31256

CLARK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-2103926
(State of Incorporation)	(I.R.S. Employer Identification No.)

102 South Wynstone Park Drive
North Barrington, Illinois	60010
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (847) 304-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of March 31, 2006, the registrant had outstanding 17,531,085 shares of common stock.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated. Any forward-looking statements you read in this Form 10-Q reflect our current views with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. You should specifically consider the factors identified in our Form 10-K for the year ended December 31, 2005, included under the caption “Risk Factors,” or in the documents incorporated by reference in our Form 10-K, which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward looking statements when deciding whether to buy, sell, or hold any of our securities. We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances, or otherwise.

ITEM 1. FINANCIAL STATEMENTS

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(Unaudited)
(Dollars in thousands except share and per share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$5,639	$5,077
Restricted cash	5,828	7,799
Accounts and notes receivable, net	33,142	36,893
Prepaid income taxes	3,898	3,845
Other current assets	3,413	3,527
Total Current Assets	51,920	57,141
Intangible Assets, net	580,543	582,544
Equipment and Leasehold Improvements, net	11,724	12,276
Cash Surrender Value of Life Insurance	12,056	11,336
Other Assets	11,757	11,216
Total Assets	$668,000	$674,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,842	$4,243
Accrued liabilities	26,652	40,051
Deferred revenue	5,538	2,469
Deferred tax liabilities	186	186
Recourse debt maturing within one year	13,966	3,730
Non-recourse debt maturing within one year	15,151	16,299
Total Current Liabilities	65,335	66,978
Trust Preferred Debt	45,000	45,000
Long-Term Recourse Debt	1,618	1,998
Long-Term Non-Recourse Debt	232,063	238,296
Deferred Tax Liabilities	33,637	33,022
Deferred Compensation	12,196	11,443
Other Non-Current Liabilities	7,614	7,758
Total Liabilities	397,463	404,495
Stockholders' Equity
Preferred stock
Authorized - 1,000,000 shares; $.01 par value, none issued	-	-
Common stock
Authorized - 40,000,000 shares; $.01 par value, 18,905,016 shares at
March 31, 2006 and 18,892,516 shares at December 31, 2005	189	189
Paid-in capital	195,653	195,531
Retained earnings	93,697	94,103
Other comprehensive income (loss)	626	383
Deferred compensation - 219,309 shares at March 31, 2006 and 181,418 shares at December 31, 2005	3,193	2,746
Treasury stock, at cost - 1,373,931 shares at March 31, 2006 and 1,383,195 shares at December 31, 2005	(22,821)	(22,934)
Total Stockholders' Equity	270,537	270,018
Total Liabilities and Stockholders' Equity	$668,000	$674,513

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except share and per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenue
First year commissions and consulting fees	$31,621	$29,220
Renewal commissions and related fees	35,850	36,105
Reimbursable expenses	2,005	1,623
Total Revenue	69,476	66,948

Operating Expenses
Commissions and fees	14,521	13,802
General and administrative	42,816	40,466
Reimbursable expenses	2,005	1,623
Amortization	3,757	3,844
Total Operating Expenses	63,009	59,735
Operating Income	6,377	7,213
Other Income (Expense), net	1	-
Interest, net
Income	159	164
Expense	(5,470)	(5,552)
Total Interest, net	(5,311)	(5,388)
Income before taxes	1,067	1,825
Income taxes	(434)	(723)
Net Income	$633	$1,102

Basic Earnings per Common Share	$0.04	$0.06
Weighted Average Shares Outstanding - Basic	17,650,834	18,315,144

Diluted Earnings per Common Share	$0.04	$0.06
Weighted Average Shares Outstanding - Diluted	17,742,529	18,482,923

Cash dividends:
Paid	$0.06	$-
Declared	$0.06	$0.06

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Net Cash from Operating Activities	$813	$695
Investing Activities
Purchases of businesses, net of cash acquired	(3,106)	(8,843)
Purchases of equipment	(658)	(1,103)
Cash used in investing activities	(3,764)	(9,946)
Financing Activities
Proceeds from borrowings	28,700	-
Repayment of borrowings	(26,225)	(12,320)
Dividends paid	(1,046)	-
Cash restricted for the repayment of non-recourse notes	1,971	4,939
Employee benefit plans	113	1,227
Repurchase of company stock	-	(739)
Cash (used in) provided by financing activities	3,513	(6,893)
Net Increase (Decrease) in Cash and Cash Equivalents	562	(16,144)
Cash and Cash Equivalents at Beginning of Period	5,077	23,199
Cash and Cash Equivalents at End of Period	$5,639	$7,055

Supplemental Disclosure for Cash Paid during the Period:
Interest paid	$5,354	$5,434
Income taxes, net of refunds	8	(374)

Supplemental Non-Cash Information:
Fair value of common stock issued in connection with acquisitions and acquisition contingent payouts	$-	$539

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006

(Tables shown in thousands of dollars, except share and per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated financial statements include the accounts of Clark, Inc. (“the Company”) and its wholly-owned subsidiaries. Through the Company’s four operating segments, Corporate Solutions, Healthcare Group, Pearl Meyer & Partners, and Federal Policy Group, the Company designs, markets, and administers compensation and benefit programs for companies supplementing and securing employee benefits and provides executive compensation and related consulting services to U.S. corporations, banks, and healthcare organizations. The Company assists its clients in using customized life insurance products to finance their long-term benefit liabilities. In addition, the Company owns Clark Securities, Inc. (“CSI”), a registered broker/dealer through which it sells all its securities products and receives related commissions. All significant intercompany amounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments, including recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any other period.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, including a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Certain 2005 amounts have been reclassified to conform with the 2006 presentation due to the combination of Executive Benefits Practice, Banking Practice, and Insurance Company Practice into Corporate Solutions, which was effective January 1, 2006.

2. SHARE BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units, and performance share units. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, as of January 1, 2006, the first day of the Company’s fiscal year 2006. The condensed consolidated financial statements, as of and for the first quarter of fiscal 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Additionally, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” as if the fair value method defined by SFAS 123 had been applied to stock-based compensation. Under APB Opinion No. 25, the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, therefore, no share-based compensation expense was recognized in the Company’s condensed consolidated statement of income.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in the Company’s condensed consolidated statement of income for the first quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years for restricted stock and performance share units and four years for stock options, respectively. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As a result of adoption SFAS 123(R), the impact to the condensed consolidated financial statements for income before income taxes and net income for the three months ended March 31, 2006 was $139 thousand and $82 thousand lower, respectively, than if we continued to account for stock-based compensation under APB 25. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows.

As of March 31, 2006, $1.2 million of total unrecognized compensation cost related to stock based compensation is expected to be recognized over a weighted-average period of 2 years. The total unrecognized stock based compensation cost to be recognized in future periods as of March 31, 2006 does not consider the effect of stock options that may be issued in subsequent periods.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2005, respectively:

	March 31,
	2006	2005
Dividend yield	2.2%	None
Volatility	57.3%	57.1%
Risk-free interest rates	4.6%	4.2%
Expected life (years)	5	5

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

Three Months Ended
March 31, 2005
Net Income
As reported	$1,102
Deduct: stock option compensation expense, net of tax	(545)
Pro forma	$557

Basic Earnings per Common Share
As reported	$0.06
Pro forma	$0.03

Diluted Earnings per Common Share
As reported	$0.06
Pro forma	$0.03

Stock Option Plan. The Company has various stock options plans for both employees and non-employee directors which have been approved by the Board of Directors. Vesting of stock options is generally between three to five years and expires ten years from the grant date. For the three months ended March 31, 2006, there is approximately $90 thousand of expense included in the condensed consolidated statement of income associated with this plan. There are no expenses for this plan for the three months ended March 31, 2005. As of March 31, 2006, approximately 3.1 million options have been granted under these programs and a total of approximately 2.5 million shares of the Company’s common stock remain available for grant for all active plans.

The following table summarizes the combined status of all of the Company’s stock option plans:

	Options	Weighted Average Exercise Price

Outstanding at January 1, 2004	1,585,272	$15.41
Granted	330,000	19.36
Exercised	(153,500)	10.02
Forfeited	(323,636)	20.39
Outstanding at December 31, 2004	1,438,136	17.02
Granted	182,000	15.03
Exercised	(64,100)	11.02
Forfeited	(118,549)	18.02
Outstanding at December 31, 2005	1,437,487	16.82
Granted	196,430	12.20
Exercised	(12,500)	9.00
Forfeited	(13,933)	15.36
Outstanding at March 31, 2006	1,607,484	$16.34
Exercisable at March 31, 2006	1,331,490
Exercisable at December 31, 2005	1,308,077
Exercisable at December 31, 2004	1,194,587

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the stock options outstanding and exercisable as of March 31, 2006:

Options Outstanding				Options-Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.80 - $7.00	61,101	0.7	$5.70	61,101	$5.70
$9.00	83,416	1.9	9.00	83,416	9.00
$9.94 - $11.50	188,630	6.8	10.58	102,000	10.47
$11.60 - $14.40	302,300	8.3	13.58	112,936	13.34
$14.75 - $15.96	214,600	6.5	15.27	214,600	15.27
$16.65 - $18.13	138,102	5.6	17.19	138,102	17.19
$18.49 - $19.70	314,000	7.5	19.28	314,000	19.28
$20.30 - $22.90	100,335	7.0	21.72	100,335	21.72
$23.24 - $25.28	195,000	5.7	25.12	195,000	25.12
$27.49	10,000	6.1	27.49	10,000	27.49
	1,607,484			1,331,490

Performance Share Award (“Restricted Stock”). On July 26, 2005, the Compensation Committee of the Board of Directors approved a Long Term Incentive Compensation Plan. One of the components of this plan is restricted stock. There are five approved participants in this plan. Restricted stock is awarded based upon achievement of three-year performance targets for cumulative earnings per share for the period 2005 through 2007 and will cliff-vest effective December 31, 2007. Restricted stock awards for 2007 will be made as determined by the Compensation Committee with cliff vesting effective December 31, 2007. For the three months ended March 31, 2006, there is approximately $24 thousand of expense included in the condensed consolidated statement of income associated with this plan. There was no expense for this plan for the three months ended March 31, 2005.

Stock Purchase Plan. On January 28, 2003, the Board of Directors adopted the amended and restated Employee Stock Purchase Plan (“ESPP”), under which a total of 400 thousand shares of common stock have been reserved for issuance. Any employee who has been employed for 30 days is eligible to participate in offerings under the Stock Purchase Plan. During the three months ended March 31, 2006 and 2005, the Company’s employees purchased 14,148, and 9,321 shares, respectively of common stock at an average cost to employees of $10.04, and $13.16 per share, respectively. For the three months ended March 31, 2006, there is approximately $25 thousand of expense included in the condensed consolidated statement of income associated with this plan. There was no expense for this plan for the three months ended March 31, 2005.

3. RESTRUCTURING

In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices and recorded a charge of $7.5 million relating to the reorganization, of which $2.6 million remains accrued on the condensed consolidated balance sheet as of March 31, 2006. Effective January 1, 2005, the Human Capital Practice was merged into Executive Benefits Practice which, as of January 1, 2006, is part of the Corporate Solutions Practice. In the first quarter of 2006, the Company adjusted its estimate of net future lease costs based upon accretion. The adjustment of $7 thousand is included in general and administrative expenses in the condensed consolidated statement of income for the three months ended March 31, 2006.

The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be adjustments to the reserve in future periods. A summary of the activity in the reserve account as of March 31, 2006, is as follows:

	Reserve Balance January 1, 2006	Cash Payments	Adjustments	Reserve Balance March 31, 2006
Employee termination costs	$325	$-	$-	$325
Lease costs	2,400	(123)	7	2,284
Total	$2,725	$(123)	$7	$2,609

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:

	As of March 31, 2006	As of December 31, 2005
Accounts receivable - trade	$34,979	$38,747
Accounts receivable allowance	(1,837)	(1,854)
	$33,142	$36,893

A summary of the activity in the allowance for uncollectible accounts receivable is as follows:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Beginning balance	$(1,854)	$(1,467)
Write offs	188	661
Expense	(171)	(1,048)
Ending balance	$(1,837)	$(1,854)

As of March 31, 2006, and December 31, 2005, there were approximately $1.2 million and $670 thousand, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2006 by reporting units are as follows:

	Balance January 1, 2006	Acquired During Period	Earnouts/ Other	Balance March 31, 2006
Corporate Solutions	$81,986	$-	$1,750	$83,736
Healthcare Group	14,076	-	-	14,076
Management Science Associates	5,010	-	-	5,010
Pearl Meyer & Partners	36,981	-	-	36,981
Federal Policy Group	8,766	-	-	8,766
Corporate	4,090	5	-	4,095
Total	$150,909	$5	$1,750	$152,664

Information regarding the Company’s other intangible assets follows:

	As of March 31, 2006			As of December 31, 2005
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Inforce revenue	$500,555	$(77,998)	$422,557	$500,555	$(74,691)	$425,864
Non-compete agreements	12,199	(6,877)	5,322	12,199	(6,428)	5,771
Total	$512,754	$(84,875)	$427,879	$512,754	$(81,119)	$431,635

Amortization expense of other intangible assets was $3.8 million for both the three months ended March 31, 2006, and March 31, 2005.

The Company estimates that its amortization for 2006 through 2010 for intangible assets related to all acquisitions consummated through March 31, 2006 will be approximately as follows:

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Year	Amount
2006	$15,018
2007	14,630
2008	14,190
2009	13,338
2010	13,795

6. CONTINGENT CONSIDERATION

As a result of the Company’s acquisition program, there is $8.7 million of contingent consideration potentially due to the former owners of its acquired entities, including $2.9 million that has been earned and is accrued on the condensed consolidated balance sheet as of March 31, 2006. If and when the acquired entities meet certain criteria negotiated at the time of the purchase, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of March 31, 2006:

Potential Amount Payable In	Cash
2006	$1,103
2007	4,000
2008	-
2009	600
2010	600
2011 and later	2,400
$8,703

7. STATEMENT OF COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value of interest rate swaps, net of tax. Shown below is the Company’s comprehensive income:

	Three Months Ended March 31,
	2006	2005
Net income	$633	$1,102
Change in fair value of interest rate swap, net of tax	243	235
Comprehensive income	$876	$1,337

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2006	2005
Numerator for basic and diluted earnings per common share	$633	$1,102
Denominator:
Basic earnings per common share - weighted average shares outstanding	17,650,834	18,315,144
Effect of dilutive securities:
Stock options	91,695	141,777
Contingent shares earned not issued	-	26,002
Diluted earnings per share - weighted average shares plus assumed conversions	17,742,529	18,482,923

Basic earnings per common share	$0.04	$0.06

Diluted earnings per common share	$0.04	$0.06

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2006 and 2005, there were approximately 1.2 million and 860 thousand, respectively, of outstanding stock options, which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods. The range of exercise prices for these antidilutive stock options was between $13.37 and $27.49 at March 31, 2006 and $15.51 to $27.49 at March 31, 2005.

9. FINANCIAL INSTRUMENTS

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to interest rates. On November 15, 2005, we entered into an interest rate swap with an initial notional amount of $4.8 million and an effective date of January 1, 2006, which increases $1.4 million each calendar quarter until December 31, 2007, and then remains at $16 million until maturity. During 2005, 2004, and 2003, the Company entered into several other interest rate swaps to hedge its LIBOR-based debt. These swaps have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income (“OCI”) for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings.  Amounts are reclassified from OCI to earnings as the interest rate swaps effect earnings. There have been no charges to earnings for ineffectiveness of interest rate hedges for the three months ended March 31, 2006. The fair value of these interest rate swap agreements, based upon bank quotes, was an asset of approximately $1.2 million at March 31, 2006. The terms of these interest rate swaps are as follows (fair value in thousands):

Effective Date	Maturity Date	Notional Amount at March 31, 2006	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of March 31, 2006
January 1, 2006	December 31, 2015	$6.2 million	5.26%	LIBOR	$27
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	475
February 25, 2005	December 31, 2009	$10.0 million	4.31%	LIBOR	300
May 18, 2004	March 31, 2009	$7.0 million	4.44%	LIBOR	142
January 7, 2003	December 31, 2007	$9.8 million	2.85%	LIBOR	220
Total		$45.0 million			$1,164

10. DIVIDENDS

On April 25, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to stockholders of record as of June 1, 2006, payable on July 1, 2006. On February 1, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to stockholders of record as of March 1, 2006, payable on April 1, 2006.

During each of its 2005 quarterly Board of Directors meetings, the Board authorized the Company to pay a quarterly dividend of $0.06 per share (approximately $1.1 million). The dividends were paid on January 1, 2006, October 1, 2005, July 1, 2005, and April 1, 2005 to stockholders of record as of December 1, 2005, September 1, 2005, June 1, 2005, and March 1, 2005, respectively.

11. SEGMENTS AND RELATED INFORMATION

The Company has four reportable segments:

•	Corporate Solutions - provides strategic investment solutions, consulting, and administrative services to clients.

•	Healthcare Group - provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations.

•	Pearl Meyer & Partners - specializes in executive compensation and retention programs.

•	Federal Policy Group - provides a variety of legislative and regulatory strategic services.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The segment information as of, and for the periods ended, March 31, 2005 for the Corporate Solutions segment reflects the results of, and information related to, the Executive Benefits Practice, the Banking Practice, and the Insurance Company Practice, which were combined into one segment effective January 1, 2006. The Corporate/CSI segment includes the results of Clark Benson and MedEx for the three months ended March 31, 2006.

The four reportable segments operate as independent and autonomous business units with a central corporate staff in North Barrington, Illinois responsible for finance, strategic planning, human resources, and company-wide policies. Each segment has its own client base as well as its own marketing, administration, and management.

The Company has disclosed income from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and the most consistent with the presentation of profitability reported within the condensed consolidated financial statements. The accounting policies of the business segment reports are the same as those described in Note 1 “Nature of Operations and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company evaluates performance and allocates resources based on operating income before income taxes, interest, and corporate administrative expenses. There are no inter-segment revenues or expenses.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Segment information for the three month periods ended March 31, 2006 and 2005, is as follows:

	Three Months Ended March 31,
	2006	2005
Revenues
Corporate Solutions	$44,693	$44,501
Healthcare Group	11,452	10,180
Pearl Meyer & Partners	8,022	8,254
Federal Policy Group	2,949	2,900
Total segments - reported	67,116	65,835
Corporate/CSI	2,360	1,113
Total consolidated - reported	$69,476	$66,948
Operating Income (Loss) and Income Before Taxes
Corporate Solutions	$6,222	$7,107
Healthcare Group	2,725	2,186
Pearl Meyer & Partners	1,274	937
Federal Policy Group	560	281
Total segments - reported	10,781	10,511
Corporate/CSI	(4,404)	(3,298)
Other income (expense)	1	-
Interest, net	(5,311)	(5,388)
Income before taxes	$1,067	$1,825
Depreciation and Amortization
Corporate Solutions	$4,011	$4,140
Healthcare Group	411	534
Pearl Meyer & Partners	121	126
Federal Policy Group	100	101
Total segments - reported	4,643	4,901
Corporate/CSI	314	337
Total consolidated - reported	$4,957	$5,238
Capital Expenditures
Corporate Solutions	$600	$730
Healthcare Group	17	352
Pearl Meyer & Partners	20	92
Federal Policy Group	-	-
Total segments - reported	637	1,174
Corporate/CSI	21	(71)
Total consolidated - reported	$658	$1,103

	March 31,	December 31,
Identifiable Assets	2006	2005
Corporate Solutions	$543,744	$551,509
Healthcare Group	30,474	30,336
Pearl Meyer & Partners	47,971	48,100
Federal Policy Group	12,014	10,891
Total segments - reported	634,203	640,836
Corporate/CSI	33,797	33,678
Total consolidated - reported	$668,000	$674,513

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12. LITIGATION AND CONTINGENCIES

From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its employee consultants and independent producers. The following is a summary of the current material legal proceedings pending against the Company:

Independent Sales Producers’ Disputes

In March 2004, two of the Company’s independent sales producers exercised their termination rights under their agreement(s) with the Company. Included in the Company’s condensed consolidated balance sheets is a receivable of approximately $1.4 million from these two producers and a related salesperson with respect to certain chargeback commissions to be repaid to the Company from the surrender of policies in 2003. Upon termination, the producers disputed the chargeback and asserted other miscellaneous claims. The producers entered into an arbitration agreement with the Company, dated May 23, 2005, in order to resolve the dispute regarding chargebacks with an arbitration hearing scheduled for the third quarter of 2006. While it is not possible to predict with certainty the outcome of the disputes, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

epicRealm Licensing

On August 8, 2005, an action was commenced by epicRealm in the U.S. District Court, Marshall, Texas, in which epicRealm claims that the Company and five other unrelated entities have infringed two epicRealm patents relating to online generation of dynamic web pages. The Plaintiff seeks unspecified actual and enhanced (based on asserted willful infringement) damages, attorneys fees and costs, and injunctive relief. The Company has filed its Answer and Counterclaim. The Company has denied any infringement or liability and challenges the validity and enforceability of epicRealm’s patents. Management believes that the Company has meritorious defenses and it intends to vigorously defend all allegations.

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

Recent Events

Clark Benson LLC Acquisition

On, April 21, 2006, we announced a minority interest (10%) purchase in the insurance platform and broker dealer of ValMark Securities, Inc. for $1.5 million cash and $1 million of Clark, Inc. common stock. The ValMark Group of companies also includes ValMark Insurance Agency, LLC, Executive Insurance Agency, Inc., and ValMark Advisers, Inc., which specialize in wealth transfer products and planning services for independent wealth management firms. Combined, these companies represent a continuum of broker dealer, insurance, and advisory firm services for the Clark Benson financial and estate planning subsidiary.

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

First Year Commissions and Consulting Fees. First year commissions and consulting fees are derived from three principal sources; (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid (which is the effective date of the insurance policy), by the client, to the insurance company or, in certain instances, when cash is received; (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies; and (c) consulting fees.

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

Consulting fee revenue consists of fees for services we perform in advising our clients on their executive compensation programs and related consulting services, retirement, benefit, investment advisory services, people strategy, compensation surveys, and fees from legislative and regulatory policy matters. These fees are generally based on a rate per hour arrangement or a fixed monthly fee and are earned when the service is rendered.

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

Supplemental Compensation Agreements. A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $2.7 million and $3.2 million in revenue under such arrangements for the three months ended March 31, 2006, and 2005, respectively.

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

Results of Operations

	Three Months Ended March 31,
	2006	2005	% Change

Total Revenue	$69,476	$66,948	3.8%

Operating Expense
Commissions and fees	14,521	13,802	5.2%
% of revenue	20.9%	20.6%
Other operating expenses	48,578	45,933	5.8%
% of revenue	69.9%	68.6%
Operating Income	$6,377	$7,213	(11.6)%

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005.

Revenue. Total revenue for the three months ended March 31, 2006, was $69.5 million, compared to revenue of $66.9 million in first quarter 2005. First year commission and consulting fees for the three months ended March 31, 2006, were $31.6 million compared to $29.2 million for the three months ended March 31, 2005. Most of the increase in first year commission and consulting fees relates to the fourth quarter 2005 acquisitions of Stratford and MedEx. In addition, Healthcare revenue increased reflecting growth in fee-based businesses. Renewal revenue for the three months ended March 31, 2006, was $35.9 compared to $36.1 million for the three months ended March 31, 2005. The decrease in renewal revenue was primarily the result of changes in contract renewal rates that carriers pay on certain cases as the policies age. Total revenue for the three months ended March 31, 2006 and 2005, included approximately $2.7 million and $3.2 million, respectively, related to supplemental compensation arrangements. We expect renewal revenue based on our inforce block of business to be less in 2006 than 2005. In February 2006, we amended a supplemental compensation arrangement with one of our insurance carriers. In exchange for a longer term arrangement, the percentage used to calculate payments based on our inforce block of business was reduced. However, there are additional opportunities to earn revenue should we meet certain production targets for new business.

Commissions and fees expense. Commissions and fees expense for the three months ended March 31, 2006, was $14.5 million, or 20.9% of total revenue, compared to $13.8 million, or 20.6% of total revenue, in first quarter 2005. The slight increase in percentage is a result of the fourth quarter 2005 acquisition of MedEx whose commission percentages are higher than our core business. In addition, there is no commission expense associated with the supplemental compensation arrangements and consulting fees are typically not subject to commissions.

General and administrative expenses. General and administrative expenses were $42.8 million for the three months ended March 31, 2006, compared to $40.5 million for the three months ended March 31, 2005. The increase in general and administrative expenses was attributable to $600 thousand in Clark Benson start-up expenses, $139 thousand of SFAS 123(R) equity based compensation expenses, and $1.3 million of expenses related to our fourth quarter 2005 acquisitions. In addition, legal fees have increased approximately $500 thousand for the three months ended March 31, 2006 compared to March 31, 2005 based upon the number of legal matters we are involved with.

Amortization expense. Amortization expense for the three months ended March 31, 2006 and 2005, was $3.8 million.

Interest expense. Interest expense for the three months ended March 31, 2006 was $5.5 million compared to $5.6 million for the three months ended March 31, 2005 based on lower borrowing levels mostly offset by higher interest rates.

Income taxes. Income taxes for the three months ended March 31, 2006, were $434 thousand, or 40.7% of income before taxes, compared to $723 thousand, or 39.6% of income before taxes for the three months ended March 31, 2005.

Net income. Net income for the quarter ended March 31, 2006, was $633 thousand, or $0.04 per diluted share, versus net income of $1.1 million, or $0.06 per diluted share, in the comparable quarter of 2005.

The tables that follow present the operating results of our four segments for the three months ended March 31, 2006 and 2005.

Corporate Solutions
	Three Months Ended March 31,
	2006	2005
Total Revenue	$44,693	$44,501
Operating Expenses
Commissions and fees	12,711	12,572
Other operating expenses	25,760	24,822
Operating Income	$6,222	$7,107
% of revenue	13.9%	16.0%

As of January 1, 2006, the Executive Benefits Practice, the Banking Practice and the Insurance Company Practice (previously included in Corporate/CSI segment) were combined into the Corporate Solutions Practice. As a result, all years presented have been reclassified to reflect this combination.

Total revenue for the three months ended March 31, 2006, was $44.7 million compared to $44.5 million for the three months ended March 31, 2005. First year commission and consulting fees for the three months ended March 31, 2006, was $12.9 million compared to $12.8 million for the three months ended March 31, 2005. First year commission and consulting fees included $1.2 million related to the fourth quarter 2005 acquisition of Stratford. Renewal revenue for the three months ended March 31, 2006, was $31.7 million compared to $31.6 million for the three months ended March 31, 2005. Total revenue for the three months ended March 31, 2006 and 2007 included approximately $1.3 million and $1.7 million, respectively, related to supplemental compensation arrangements. We expect renewal revenue based on our inforce block of business to be less in 2006 than 2005. In February 2006, we amended a supplemental compensation arrangement with one of our insurance carriers. In exchange for a longer term arrangement, the percentage used to calculate future payments based on our inforce block of business was reduced. However, there are additional opportunities to earn revenue should we meet certain production targets for new business.

Commission expense as a percentage of total revenue was 28.4% for the three months ended March 31, 2006, and 28.3% for the three months ended March 31, 2005. General and administrative expense for the three months ended March 31, 2006 was $22.4 million compared to $21.4 million for the three months ended March 31, 2005. These expenses increased primarily as a result of $230 thousand of severance expense, costs of temporary associates to assist with Section 409A of the Internal Revenue Code compliance, and $1.1 million of operating expenses associated with the fourth quarter 2005 Stratford acquisition. Amortization expense for the three months ended March 31, 2006 was $3.3 million compared to $3.4 million for the three months ended March 31, 2005. The decrease is based on the timing of scheduled amortization of our acquired inforce revenue.

Healthcare Group
	Three Months Ended March 31,
	2006	2005
Total Revenue	$11,452	$10,180
Operating Expenses
Commissions and fees	1,282	1,230
Other operating expenses	7,445	6,764
Operating Income	$2,725	$2,186
% of revenue	23.8%	21.5%

Healthcare Group revenue for the three months ended March 31, 2006 was $11.5 million, compared to $10.2 million for the three months ended March 31, 2005. The increase in revenue is primarily a result of continued growth of consulting fee revenue from several services. Commission expense for the three months ended March 31, 2006 was $1.3 million compared to $1.2 million for the three months ended March 31, 2005. General and administrative expense for the three months ended March 31, 2006 was $7.2 million compared to $6.5 million for the three months ended March 31, 2005. The general and administrative expense increase is due to incremental costs associated with higher headcount of fee based revenue producing associates.

Pearl Meyer & Partners
	Three Months Ended March 31,
	2006	2005
Total Revenue	$8,022	$8,254
Operating Expenses	6,748	7,317
Operating Income	$1,274	$937
% of revenue	15.9%	11.4%

Pearl Meyer & Partners revenue for the three months ended March 31, 2006 was $8.0 million compared to $8.3 million for the three months ended March 31, 2005. Due to involuntary and voluntary terminations which occurred in 2005, there are less revenue producing consultants in 2006 compared to 2005. Operating expenses were $6.7 million for the three months ended March 31, 2006 compared to $7.3 million for the three months ended March 31, 2005. The decrease in operating expenses is a result of lower headcount (84 in 2006 and 101 in 2005.)

Federal Policy Group
	Three Months Ended March 31,
	2006	2005
Total Revenue	$2,949	$2,900
Operating Expenses	2,389	2,619
Operating Income	$560	$281
% of revenue	19.0%	9.7%

Revenue for the three months ended March 31, 2006 and 2005 was $2.9 million. Operating expenses for the three months ended March 31, 2006 were $2.4 million compared to $2.6 million for the three months ended March 31, 2005. Operating expense for the three months ended March 31, 2005 included a $250 thousand payment as required by an employment agreement. No such payment was required in 2006.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$5,639	$5,077
Working capital (1)	$(13,415)	$(9,837)
Current ratio - to one	0.79	0.85
Stockholders’ equity per common share (2)	$15.43	$15.42
Debt to total capitalization (3)	53.2%	53.1%

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

Below is a table summarizing our cash flow:

	Three Months Ended March 31,
	2006	2005
Cash flows from (used in):
Operating activities	$813	$695
Investing activities	(3,764)	(9,946)
Financing activities	3,513	(6,893)

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows:

	Three Months Ended March 31,
	2006	2005
Net income plus non-cash expenses	$8,470	$8,294
Changes in operating assets and liabilities	(7,657)	(7,599)
Cash flows from operating activities	$813	$695

Non-cash expenses include depreciation of equipment and leasehold improvements, amortization of intangibles, SFAS 123(R) equity based compensation expense, and deferred tax expense. The 2006 decrease in cash relating to changes in operating assets and liabilities relates primarily to the payment of accrued liabilities for 2005 bonuses and earnout payments.

Cash Used in Investing Activities

For the three months ended March 31, 2006, approximately $3.1 million of our cash was used for contingent consideration payments to prior owners of businesses we acquired and approximately $650 thousand of our cash was used for the purchase of fixed assets.

A substantial portion of the purchase price used to fund acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

For the three months ended March 31, 2006, approximately $3.5 million of cash was provided by financing activities. We had net proceeds of $2.5 million from borrowings. As of March 31, 2006, we had restricted cash of approximately $5.8 million, a decrease of $2.0 million from December 31, 2005, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller. For the three months ended March 31, 2006, we made cash dividend payments of approximately $1.0 million.

On August 31, 2005, we added a participant bank to our senior credit facility ($10 million) and one of the existing participants increased their commitment ($7 million). As a result, the current amount available under this facility is $89 million. As of March 31, 2006, there was $12.5 million outstanding on the facility. Our assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller. In September 2004, we amended our credit agreement to allow for potential stock repurchases and dividend payments. The remaining provisions of the agreement remained substantively the same. Our credit facility expires on December 31, 2006. We expect the credit facility to be renewed on substantially similar terms.

The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders’ equity), and a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of March 31, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, we had total outstanding indebtedness of $307.8 million, or approximately 148.7% of total market capitalization. Our outstanding debt consists of the following:

Type of Debt	Outstanding Amount as of March 31, 2006	Weighted Average Interest Rate as of March 31, 2006
Non-recourse bonds	$247.2 million	Fixed - 6.6%
Note to prior owner	3.1 million	Fixed - 10.0%
Trust preferred	45.0 million	Variable - 8.8%
Credit facility	12.5 million	Variable - 6.8%

On November 15, 2005, we entered into an interest rate swap with an initial notional amount of $4.8 million and an effective date of January 1, 2006, which increases $1.4 million each calendar quarter until December 31, 2007, and then remains at $16 million. The quarterly increase in the notional amount of this interest rate swap exactly offsets the amortizing notional amount of the January 7, 2003 interest rate swap. The purpose of this swap is to hedge our remaining trust preferred LIBOR-based variable rate debt. The terms of the interest rate swaps as of March 31, 2006 are as follows:

Effective Date	Maturity Date	Notional Amount at March 31, 2006	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of March 31, 2006
January 1, 2006	December 31, 2015	$6.2 million	5.26%	LIBOR	$27
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	475
February 25, 2005	December 31, 2009	$10.0 million	4.31%	LIBOR	300
May 18, 2004	March 31, 2009	$7.0 million	4.44%	LIBOR	142
January 7, 2003	December 31, 2007	$9.8 million	2.85%	LIBOR	220
Total		$45.0 million			$1,164

We have exposure to changing interest rates and will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps we have entered into are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at March 31, 2006. Interest on the remaining $12.5 million of unhedged debt at March 31, 2006, bears interest at 30-day LIBOR plus a spread, prime and the bank’s overnight rate plus a spread. At our current borrowing level, a 1% change in the interest rate will have an annual effect of approximately $125 thousand.

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

epicRealm Licensing

On August 8, 2005, an action was commenced by epicRealm in the U.S. District Court, Marshall, Texas, in which epicRealm claims that Clark Consulting and five other unrelated entities have infringed two epicRealm patents relating to online generation of dynamic web pages. The Plaintiff seeks unspecified actual and enhanced (based on asserted willful infringement) damages, attorneys fees and costs, and injunctive relief. We have filed our Answer and Counterclaim. We have denied any infringement or liability and challenge the validity and enforceability of epicRealm’s patents. Management believes that we have meritorious defenses and we intend to vigorously defend all allegations.

ITEM 1A. RISK FACTORS

No changes from our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

CLARK, INC.

Date:	May 3, 2006	/s/ Tom Wamberg
Tom Wamberg
Chairman of the Board and Chief Executive Officer

Date:	May 3, 2006	/s/ Jeffrey W. Lemajeur
Jeffrey W. Lemajeur
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on June 15, 1998).

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

10.1	Form of Restricted Stock Agreement - Clark, Inc. Incentive Compensation Plan.*

10.2	Form of Incentive Stock Option Agreement - Clark, Inc. Incentive Compensation Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

______

* filed herewith