Form 10-Q
period 2006-06-30
CLARK INC
filed 2006-08-01
CIK 1063980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of June 30, 2006, the registrant had outstanding 17,663,288 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(Unaudited)
(Dollars in thousands except share and per share data)
	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$6,205	$5,077
Restricted cash	7,889	7,799
Accounts and notes receivable, net	29,839	36,893
Prepaid income taxes	3,926	3,845
Other current assets	2,559	3,527
Total Current Assets	50,418	57,141
Intangible Assets, net	577,037	582,544
Equipment and Leasehold Improvements, net	11,578	12,276
Cash Surrender Value of Life Insurance	12,483	11,336
Other Assets	13,993	11,216
Total Assets	$665,509	$674,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,667	$4,243
Accrued liabilities	35,266	40,051
Deferred revenue	4,154	2,469
Deferred tax liabilities	96	186
Recourse debt maturing within one year	5,602	3,730
Non-recourse debt maturing within one year	14,269	16,299
Total Current Liabilities	63,054	66,978
Trust Preferred Debt	45,000	45,000
Long-Term Recourse Debt	1,228	1,998
Long-Term Non-Recourse Debt	231,568	238,296
Deferred Tax Liabilities	34,047	33,022
Deferred Compensation	11,341	11,443
Other Non-Current Liabilities	7,419	7,758
Total Liabilities	393,657	404,495
Stockholders' Equity
Preferred stock
Authorized - 1,000,000 shares; $.01 par value, none issued	-	-
Common stock
Authorized - 40,000,000 shares; $.01 par value issued -
19,022,352 shares at June 30, 2006 and 18,892,516 shares at December 31, 2005	191	189
Paid-in capital	197,441	195,531
Retained earnings	92,785	94,103
Other comprehensive income (loss)	991	383
Deferred compensation - 224,702 shares at June 30, 2006 and 181,418 shares at December 31, 2005	3,264	2,746
Treasury stock, at cost - 1,359,064 shares at June 30, 2006 and 1,383,195 shares at December 31, 2005	(22,820)	(22,934)
Total Stockholders' Equity	271,852	270,018
Total Liabilities and Stockholders' Equity	$665,509	$674,513

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue
First year commissions and consulting fees	$32,819	$35,947	$64,440	$65,167
Renewal commissions and related fees	31,659	30,819	67,509	66,924
Reimbursable expenses	1,897	1,680	3,902	3,303
Total Revenue	66,375	68,446	135,851	135,394

Operating Expenses
Commissions and fees	14,105	14,240	28,626	28,042
General and administrative	41,008	41,192	83,824	81,658
Reimbursable expenses	1,897	1,680	3,902	3,303
Amortization	3,758	3,843	7,515	7,687
Total Operating Expenses	60,768	60,955	123,867	120,690
Operating Income	5,607	7,491	11,984	14,704
Other Income (Expense), net	-	1,615	1	1,615
Interest, net
Income	140	107	299	271
Expense	(5,502)	(5,444)	(10,972)	(10,996)
Total Interest, net	(5,362)	(5,337)	(10,673)	(10,725)
Income before taxes	245	3,769	1,312	5,594
Income taxes	(100)	(897)	(534)	(1,620)
Net Income	$145	$2,872	$778	$3,974

Basic Earnings per Common Share	$0.01	$0.16	$0.04	$0.22
Weighted average shares outstanding - Basic	17,781,328	18,357,568	17,716,442	18,336,473

Diluted Earnings per Common Share	$0.01	$0.16	$0.04	$0.22
Weighted average shares outstanding - Diluted	17,903,297	18,476,680	17,821,851	18,479,750

Cash dividends:
Paid	$0.06	$0.06	$0.12	$0.06
Declared	$0.06	$0.06	$0.12	$0.12

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005

Net Cash from Operating Activities	$15,232	$17,764
Investing Activities
Purchases of businesses, net of cash acquired	(3,108)	(9,253)
Purchases of equipment	(1,672)	(2,663)
Cash (used in) provided by investing activities	(4,780)	(11,916)
Financing Activities
Proceeds from borrowings	69,200	-
Repayment of borrowings	(76,856)	(14,726)
Dividends paid	(2,090)	(1,093)
Cash restricted for the repayment of non-recourse notes	(90)	3,959
Employee benefit plans	512	673
Repurchase of company stock	-	(739)
Cash (used in) provided by financing activities	(9,324)	(11,926)
Net Increase (Decrease) in Cash and Cash Equivalents	1,128	(6,078)
Cash and Cash Equivalents at Beginning of Period	5,077	23,199
Cash and Cash Equivalents at End of Period	$6,205	$17,121

Supplemental Disclosure for Cash Paid during the Period:
Interest paid	$10,753	$10,660
Income taxes, net of refunds	77	223

Supplemental Non-Cash Information:
Fair value of common stock issued in connection with acquisitions and acquisition contingent payouts	$-	$539
Fair value of common stock issued in connection with the purchase of minority interest	1,000	-

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any other period.

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

Certain 2005 amounts have been reclassified to conform with the 2006 presentation due to the combination of Executive Benefits Practice, Banking Practice, and Insurance Company Practice into Corporate Solutions, which was effective January 1, 2006. An adjustment of approximately $820 thousand was recorded in the second quarter of 2006 to correct the liability relating to an employee benefit plan.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact to its financial statements of adoption of this Interpretation but it is not expected to be material.

3. SHARE BASED COMPENSATION

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

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company adopted SFAS 123(R) using the modified prospective application transition method, as of January 1, 2006, the first day of the Company’s fiscal year 2006. The condensed consolidated financial statements, as of and for the three and six months ended June 30, 2006, reflects the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years for restricted stock and performance share units and four years for stock options, respectively. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As a result of SFAS 123(R) adoption, the impact to the condensed consolidated financial statements for income before income taxes and net income for the three and six months ended June 30, 2006 was $273 thousand and $411 thousand; and $162 thousand and $244 thousand lower, respectively, than if we continued to account for stock-based compensation under APB 25. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows.

As of June 30, 2006, $1.3 million of total unrecognized compensation cost related to stock based compensation is expected to be recognized over a weighted-average period of 3 years. The total unrecognized stock based compensation cost to be recognized in future periods as of June 30, 2006 does not consider the effect of stock options that may be issued in subsequent periods.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2005, respectively:

	June 30,
	2006	2005
Dividend yield	2.1%	None
Volatility	51.1%	57.1%
Risk-free interest rates	4.6%	4.2%
Expected life (years)	5	5

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

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net Income
As reported	$2,872	$3,974
Deduct: stock option compensation expense, net of tax	(121)	(569)
Pro forma	$2,751	$3,405

Basic Earnings per Common Share
As reported	$0.16	$0.22
Pro forma	$0.15	$0.19

Diluted Earnings per Common Share
As reported	$0.16	$0.22
Pro forma	$0.15	$0.18

Stock Option Plan. The Company has various stock options plans for both employees and non-employee directors which have been approved by the Board of Directors. Vesting of stock options is generally between three to five years and expires ten years from the grant date. For the three and six months ended June 30, 2006, there is approximately $227 thousand and $317 thousand, respectively, of expense included in the condensed consolidated statement of income associated with this plan. There were no expenses for this plan for the three and six months ended June 30, 2005. As of June 30, 2006, approximately 3.5 million options have been granted under these programs and a total of approximately 2.8 million shares of the Company’s common stock remain available for grant for all active plans.

The following table summarizes the combined status of all of the Company’s stock option plans:

	Options	Weighted Average Exercise Price

Outstanding at January 1, 2004	1,585,272	$15.41
Granted	330,000	19.36
Exercised	(153,500)	10.02
Forfeited	(323,636)	20.39
Outstanding at December 31, 2004	1,438,136	17.02
Granted	182,000	15.03
Exercised	(64,100)	11.02
Forfeited	(118,549)	18.02
Outstanding at December 31, 2005	1,437,487	16.82
Granted	252,430	12.41
Exercised	(53,500)	9.56
Forfeited	(16,233)	15.10
Outstanding at June 30, 2006	1,620,184	$16.40
Exercisable at June 30, 2006	1,352,595
Exercisable at December 31, 2005	1,308,077
Exercisable at December 31, 2004	1,194,587

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the stock options outstanding and exercisable as of June 30, 2006:

Options Outstanding				Options-Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.80 - $7.00	61,101	0.7	$5.70	61,101	$5.70
$9.00	54,416	1.9	9.00	54,416	9.00
$9.94 - $11.50	175,830	6.8	10.58	111,007	10.47
$11.60 - $14.40	357,400	8.3	13.58	154,634	13.34
$14.75 - $15.96	214,000	6.5	15.27	214,600	15.27
$16.65 - $18.13	138,102	5.6	17.19	138,102	17.19
$18.49 - $19.70	314,000	7.5	19.28	314,000	19.28
$20.30 - $22.90	100,335	7.0	21.72	100,335	21.72
$23.24 - $25.28	195,000	5.7	25.12	195,000	25.12
$27.49	10,000	6.1	27.49	10,000	27.49
	1,620,184			1,352,595

Performance Share Award (“Restricted Stock”). On July 26, 2005, the Compensation Committee of the Board of Directors approved a Long Term Incentive Compensation Plan. One of the components of this plan is restricted stock. There are five approved participants in this plan. Restricted stock is awarded based upon achievement of three-year performance targets for cumulative earnings per share for the period 2005 through 2007 and will cliff-vest effective December 31, 2007. Restricted stock awards for 2007 will be made, as determined by the Compensation Committee, with cliff vesting effective December 31, 2007. For the three and six months ended June 30, 2006, there was approximately $24 thousand and $48 thousand of expense, respectively, included in the condensed consolidated statements of income associated with this plan. There was no expense for this plan for the three and six months ended June 30, 2005.

Stock Purchase Plan. On January 28, 2003, the Board of Directors adopted the amended and restated Employee Stock Purchase Plan (“ESPP”), under which a total of 400 thousand shares of common stock have been reserved for issuance. Any employee who has been employed for 30 days is eligible to participate in offerings under the Stock Purchase Plan. During the three months ended June 30, 2006 and 2005, the Company's employees purchased 10,881 shares and 11,312 shares, respectively, of common stock at an average cost to employees of $11.22 and $12.18, respectively.  During the six months ended June 30, 2006 and 2005, the Company's employees purchased 25,029 shares and 20,622 shares, respectively, of common stock at an average cost to employees of $10.55 and $12.62, respectively. For the three and six months ended June 30, 2006, there is approximately $25 thousand and $47 thousand of expense, respectively, included in the condensed consolidated statement of income associated with this plan. There was no expense for this plan for the three and six months ended June 30, 2005.

4. RESTRUCTURING

In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices and recorded a charge of $7.5 million relating to the reorganization, of which $2.4 million remains accrued on the condensed consolidated balance sheet as of June 30, 2006. Effective January 1, 2005, the Human Capital Practice was merged into Executive Benefits Practice which, as of January 1, 2006, is part of the Corporate Solutions Practice. In the first and second quarter of 2006, the Company adjusted its estimate of net future lease costs based upon accretion. In addition, during the second quarter of 2006, the Company adjusted its estimate for employee termination costs due to settlement of a dispute with a former employee. The adjustment amounts are included in general and administrative expenses in the condensed consolidated statement of income for the three and six months ended June 30, 2006.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be adjustments to the reserve in future periods. A summary of the activity in the reserve account as of June 30, 2006, is as follows:

	Reserve Balance January 1, 2006	Cash Payments	Adjustments	Reserve Balance June 30, 2006
Employee termination costs	$325	$-	$(120)	$205
Lease costs	2,400	(236)	16	2,180
Total	$2,725	$(236)	$(104)	$2,385

5. ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:

	As of June 30, 2006	As of December 31, 2005
Accounts receivable - trade	$31,744	$38,747
Accounts receivable allowance	(1,905)	(1,854)
	$29,839	$36,893

A summary of the activity in the allowance for uncollectible accounts receivables is as follows:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Beginning balance	$(1,854)	$(1,467)
Write offs	303	661
Expense	(354)	(1,048)
Ending balance	$(1,905)	$(1,854)

As of June 30, 2006 and December 31, 2005, there were approximately $910 thousand and $670 thousand, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2006, by reporting units are as follows:

	Balance January 1, 2006	Earnouts/ Other	Balance June 30, 2006
Corporate Solutions	$81,986	$1,950	$83,936
Healthcare Group	14,076	-	14,076
Management Science Associates	5,010	-	5,010
Pearl Meyer & Partners	36,981	-	36,981
Federal Policy Group	8,766	-	8,766
Corporate	4,090	7	4,097
TOTAL	$150,909	$1,957	$152,866

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information regarding the Company’s other intangible assets follows:

	As of June 30, 2006			As of December 31, 2005
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Inforce revenue	$500,555	$(81,305)	$419,250	$500,555	$(74,691)	$425,864
Non-compete agreements	12,250	(7,329)	4,921	12,199	(6,428)	5,771
Total	$512,805	$(88,634)	$424,171	$512,754	$(81,119)	$431,635

Amortization expense of other intangible assets was $3.8 million for both the three months ended June 30, 2006 and June 30, 2005. Amortization expense of other intangible assets was $7.5 million and $7.7 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

The Company estimates that its amortization from 2006 through 2010 for intangible assets related to all acquisitions consummated through June 30, 2006 will be approximately as follows:

Year	Amount
2006	$15,019
2007	14,631
2008	14,198
2009	13,350
2010	13,802

7. CONTINGENT CONSIDERATION

As a result of the Company’s acquisition program, the Company has approximately $8.7 million of contingent consideration potentially due to the former owners of its acquired entities, including $3.1 million that has been earned and is accrued on the condensed consolidated balance sheet as of June 30, 2006. If and when the acquired entities meet certain criteria negotiated at the time of the purchase, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of June 30, 2006:

Potential Amounts Payable in	Cash
2006	$1,103
2007	4,000
2008	-
2009	600
2010	600
2011 and later	2,400
$8,703

8. STATEMENT OF COMPREHENSIVE INCOME

Under SFAS No. 130, Comprehensive Income, the comprehensive income for the Company consists of net income and changes in fair value of interest rate swaps, net of tax. Shown below is the Company’s comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$145	$2,872	$778	$3,974
Change in fair value of interest rate swap, net of tax	365	(230)	608	5
Comprehensive income	$510	$2,642	$1,386	$3,979

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per common share	$145	$2,872	$778	$3,974

Denominator:
Basic earnings per common share -
weighted average shares outstanding	17,781,328	18,357,568	17,716,442	18,336,473
Effect of dilutive securities:
Stock options	121,969	119,112	105,409	130,348
Contingent shares earned not issued	-	-	-	12,929
Diluted earnings per share - weighted average shares plus assumed conversions	17,903,297	18,476,680	17,821,851	18,479,750

Basic earnings per common share	$0.01	$0.16	$0.04	$0.22

Diluted earnings per common share	$0.01	$0.16	$0.04	$0.22

For the three and six months ended June 30, 2006, there are approximately 1.3 million and 1.2 million, respectively, of outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods. For the three and six months ended June 30, 2005, there are approximately 950 thousand  outstanding stock options which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods. The range of exercise prices for these antidilutive stock options was between $12.49 and $25.28 at June 30, 2006, and $15.51 and $25.28 at June 30, 2005.

10. FINANCIAL INSTRUMENTS

The Company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. From time to time, the Company uses financial instruments, including interest rate swap agreements, to manage exposure to interest rates. On November 15, 2005, we entered into an interest rate swap with an initial notional amount of $4.8 million and an effective date of January 1, 2006, which increases $1.4 million each calendar quarter until December 31, 2007, and then remains at $16 million until maturity. During 2005, 2004, and 2003, the Company entered into several other interest rate swaps to hedge its LIBOR-based debt. These swaps have been designated as cash flow hedges. As such, the changes in the fair value of the interest rate swaps are recorded in other comprehensive income (“OCI”) for the effective portion of the hedge, while the ineffective portion is recorded immediately in earnings.  Amounts are reclassified from OCI to earnings as the interest rate swaps effect earnings. There have been no charges to earnings for ineffectiveness of interest rate hedges for the three and six months ended June 30, 2006. The fair value of these interest rate swap agreements, based upon bank quotes, was an asset of approximately $1.8 million at June 30, 2006. The terms of these interest rate swaps are as follows (fair value in thousands):

Effective Date	Maturity Date	Notional Amount at June 30, 2006	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of June 30, 2006
January 1, 2006	December 31, 2015	$7.6 million	5.26%	LIBOR	$385
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	588
February 25, 2005	December 31, 2009	$10.0 million	4.31%	LIBOR	400
May 18, 2004	March 31, 2009	$7.0 million	4.44%	LIBOR	191
January 7, 2003	December 31, 2007	$8.4 million	2.85%	LIBOR	193
Total		$45.0 million			$1,757

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. DIVIDENDS

On July 25, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to stockholders of record as of September 1, 2006, payable on October 1, 2006. On April 25, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to stockholders of record as of June 1, 2006, payable on July 1, 2006. On February 1, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to stockholders of record as of March 1, 2006, payable on April 1, 2006.

During each of its 2005 quarterly Board of Directors meetings, the Board authorized the Company to pay a quarterly dividend of $0.06 per share (approximately $1.1 million). The dividends were paid on January 1, 2006, October 1, 2005, July 1, 2005, and April 1, 2005 to stockholders of record as of December 1, 2005, September 1, 2005, June 1, 2005, and March 1, 2005, respectively.

12. SEGMENTS AND RELATED INFORMATION

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

The segment information as of, and for the periods ended June 30, 2006 and 2005, for the Corporate Solutions segment reflects the results of, and information related to, the Executive Benefits Practice, the Banking Practice, and the Insurance Company Practice, which were combined into one segment effective January 1, 2006. Corporate/CSI includes the results of Clark Benson and MedEx for the three and six months ended June 30, 2006.

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

The Company evaluates performance and allocates resources based on operating income before income taxes, interest, and corporate administrative expenses. There are no material inter-segment revenues or expenses.

Segment information for the three and six month periods ended June 30, 2006 and 2005, is as follows:

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Corporate Solutions	$43,783	$45,550	$88,476	$90,051
Healthcare Group	10,173	9,725	21,625	19,906
Pearl Meyer & Partners	7,352	8,274	15,374	16,528
Federal Policy Group	2,812	2,932	5,761	5,832
Total segments - reported	64,120	66,481	131,236	132,317
Corporate/CSI	2,255	1,965	4,615	3,077
Total consolidated - reported	$66,375	$68,446	$135,851	$135,394
Operating Income (Loss) and Income Before Taxes
Corporate Solutions	$6,573	$7,495	$12,795	$14,603
Healthcare Group	1,162	1,416	3,888	3,602
Pearl Meyer & Partners	761	1,063	1,965	2,000
Federal Policy Group	411	655	971	936
Total segments - reported	8,907	10,629	19,619	21,141
Corporate/CSI	(3,300)	(3,138)	(7,635)	(6,437)
Other income (expense)	-	1,615	1	1,615
Interest - net	(5,362)	(5,337)	(10,673)	(10,725)
Income before taxes	$245	$3,769	$1,312	$5,594
Depreciation and Amortization
Corporate Solutions	$4,005	$4,132	$8,016	$8,272
Healthcare Group	409	534	819	1,068
Pearl Meyer & Partners	117	126	238	252
Federal Policy Group	100	100	199	201
Total segments - reported	4,631	4,892	9,272	9,793
Corporate/CSI	293	342	609	679
Total consolidated - reported	$4,924	$5,234	$9,881	$10,472
Capital Expenditures
Corporate Solutions	$679	$963	$1,279	$1,693
Healthcare Group	65	64	82	416
Pearl Meyer & Partners	42	390	62	482
Federal Policy Group	3	-	3	-
Total segments - reported	789	1,417	1,426	2,591
Corporate/CSI	225	143	246	72
Total consolidated - reported	$1,014	$1,560	$1,672	$2,663

			June 30,	December 31,
Identifiable Assets			2006	2005
Corporate Solutions			$539,299	$551,509
Healthcare Group			29,240	30,336
Pearl Meyer & Partners			47,544	48,100
Federal Policy Group			11,107	10,891
Total segments - reported			627,190	640,836
Corporate/CSI			38,319	33,678
Total consolidated - reported			$665,509	$674,513

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

Independent Sales Producers’ Disputes

In March 2004, two of the Company’s independent sales producers exercised their termination rights under their agreement(s) with the Company. Included in the Company’s condensed consolidated balance sheets is a receivable of approximately $1.4 million from these two producers and a related salesperson with respect to certain chargeback commissions to be repaid to the Company from the surrender of policies in 2003. Upon termination, the producers disputed the chargeback and asserted other miscellaneous claims. The producers entered into an arbitration agreement with the Company, dated May 23, 2005, in order to resolve the dispute regarding chargebacks with an arbitration hearing likely to occur in 2006. While it is not possible to predict with certainty the outcome of the disputes, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

epicRealm Licensing

On August 8, 2005, an action was commenced by epicRealm in the U.S. District Court, Marshall, Texas, in which epicRealm claims that the Company and several other unrelated entities have infringed two epicRealm patents relating to online generation of dynamic web pages. The Plaintiff seeks unspecified actual and enhanced (based on asserted willful infringement) damages, attorneys fees and costs, and injunctive relief. The Company has filed its Answer and Counterclaim. The Company has denied any infringement or liability and challenges the validity and enforceability of epicRealm’s patents. Management believes that the Company has meritorious defenses and it intends to vigorously defend all allegations.

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

A significant portion of our growth in the last ten years has been acquisition related. Business-owned life insurance programs have tax advantages that are attractive to our clients. Portions of our product offerings are interest rate sensitive. Changes in tax and legislative laws can have an affect on our business. We have been expanding our compensation consulting practices to diversify our product offerings. The largest component of our general and administrative expense is salary and other benefit related costs.

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

First Year Commission Revenue and Consulting Fees. First year commissions and consulting fees are derived from three principal sources; (a) the commission we earn when the client first purchases the policies, which revenue is recognized at the time the application is substantially completed, the client is contractually committed to purchase the insurance policies and the premiums are paid (which is the effective date of the insurance policy), by the client, to the insurance company or, in certain instances, when cash is received; (b) fees for the services related to the enrollment and initial administration of the benefit programs and underlying policies; and (c) consulting fees.

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

Administrative service fee revenue consists of fees we charge our clients for the administration of their benefit programs and are earned when services are rendered. These revenues are mainly included in our renewal revenue line on our condensed consolidated statements of income.

Supplemental Compensation Agreements. A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $2.1 million and $4.9 million in revenue under such arrangements for the three and six months ended June 30, 2006, respectively. We realized approximately $2.5 million and $5.7 million in revenue under such arrangements for the three and six months ended June 30, 2005, respectively.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

Total Revenue	$66,375	$68,446	(3.0)%	$135,851	$135,394	0.3%

Operating Expense
Commissions and fees	14,105	14,240	(1.0)%	28,626	28,042	2.1%
% of revenue	21.3%	20.8%		21.1%	20.7%
Other operating expenses	46,663	46,715	(0.1)%	95,251	92,648	2.8%
% of revenue	70.3%	68.3%		70.1%	68.4%
Operating Income	$5,607	$7,491	(25.2)%	$11,984	$14,704	(18.5)%

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005.

Revenue. Total revenue for the three months ended June 30, 2006, was $66.4 million, compared to revenue of $68.4 million in second quarter 2005. First year commission and consulting fees for the three months ended June 30, 2006, were $32.8 million compared to $35.9 million for the three months ended June 30, 2005. First year commission revenue has declined over the past year due to the interest rate environment and Section 409A of the Internal Revenue Code compliance efforts. However, the first year commission revenue decline is partially offset by the revenue ($2.5 million) generated from the fourth quarter 2005 acquisitions of Stratford and MedEx. In addition, Healthcare revenue increased due to continuing growth in fee-based businesses. Renewal revenue for the three months ended June 30, 2006, was $31.7 compared to $30.8 million for the three months ended June 30, 2005. The increase in renewal revenue was primarily the result of premium payment timing from certain clients. Total revenue for the three months ended June 30, 2006 and 2005, included approximately $2.1 million and $2.5 million, respectively, related to supplemental compensation arrangements. We expect revenue based on our inforce block of business to be less in 2006 than 2005. In February 2006, we amended a supplemental compensation arrangement with one of our insurance carriers. In exchange for a longer term arrangement, the percentage used to calculate payments based on our inforce block of business was reduced. However, there are additional opportunities to earn revenue should we meet certain production targets for new business.

Commissions and fees expense. Commissions and fees expense for the three months ended June 30, 2006, was $14.1 million, or 21.3% of total revenue, compared to $14.2 million, or 20.8% of total revenue, in the second quarter 2005. The slight increase in percentage is a result of the fourth quarter 2005 acquisition of MedEx whose commission percentages are higher than our core business. In addition, there is no commission expense associated with the supplemental compensation arrangements and consulting fees are typically not subject to commissions.

General and administrative expenses. General and administrative expenses were $41.0 million for the three months ended June 30, 2006, compared to $41.2 million for the three months ended June 30, 2005. The general and administrative expenses for the three months ended June 30, 2006 include $430 thousand in Clark Benson expenses, $273 thousand of SFAS 123(R) equity based compensation expenses, $1.5 million of expenses related to our fourth quarter 2005 acquisitions and an $820 thousand expense reduction to correct the liability relating to one of our employee benefit plans. In addition, legal fees have increased approximately $380 thousand for the three months ended June 30, 2006 compared to June 30, 2005 based upon the number of pending legal matters. General and administrative expenses for the three months ended June 30, 2006 included approximately $700 thousand of severance expense associated with a reduction in force of 16 associates.

Amortization expense. Amortization expense for the three months ended June 30, 2006 and 2005, was $3.8 million.

Other income. In the second quarter of 2005, we received $1.6 million of non-taxable life insurance proceeds following the death of an executive in our Healthcare Practice.

Interest expense. Interest expense for the three months ended June 30, 2006 was $5.5 million compared to $5.4 million for the three months ended June 30, 2005 based on lower borrowing levels but higher interest rates in 2006.

Income taxes. Income taxes for the three months ended June 30, 2006, were $100 thousand, or 40.8% of income before taxes, compared to $897 thousand, or 23.8% of income before taxes for the three months ended June 30, 2005. The lower effective tax rate for the three months ended June 30, 2005 is due to $1.6 million of non-taxable life insurance proceeds in the quarter.

Net income. Net income for the quarter ended June 30, 2006, was $145 thousand, or $0.01 per diluted share, as compared to net income of $2.9 million, or $0.16 per diluted share, in the comparable quarter of 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Revenue. Total revenue for the six months ended June 30, 2006, was $135.9 million, compared to revenue of $135.4 million for the six months ended June 30, 2005. First year commission and consulting fees for the six months ended June 30, 2006, were $64.4 million compared to $65.2 million for the six months ended June 30, 2005. First year commission revenue has declined over the past year due to the interest rate environment and Section 409A of the Internal Revenue Code compliance efforts. However, the first year commission revenue decline is partially offset by the revenue ($4.9 million) generated from the fourth quarter 2005 acquisitions of Stratford and MedEx. In addition, Healthcare revenue increased due to continuing growth in fee-based businesses. Renewal revenue for the six months ended June 30, 2006, was $67.5 compared to $66.9 million for the six months ended June 30, 2005. The increase in renewal revenue was primarily the result of premium payment timing from certain clients. Total revenue for the six months ended June 30, 2006 and 2005, included approximately $4.9 million and $5.7 million, respectively, related to supplemental compensation arrangements. We expect revenue based on our inforce block of business to be less in 2006 than 2005. In February 2006, we amended a supplemental compensation arrangement with one of our insurance carriers. In exchange for a longer term arrangement, the percentage used to calculate payments based on our inforce block of business was reduced. However, there are additional opportunities to earn revenue should we meet certain production targets for new business.

Commissions and fees expense. Commissions and fees expense for the six months ended June 30, 2006, was $28.6 million, or 21.1% of total revenue, compared to $28.0 million, or 20.7% of total revenue, for the six months ended June 30, 2005. The slight increase in percentage is a result of the fourth quarter 2005 acquisition of MedEx whose commission percentages are higher than our core business. In addition, there is no commission expense associated with the supplemental compensation arrangements and consulting fees are typically not subject to commissions.

General and administrative expenses. General and administrative expenses were $83.8 million for the six months ended June 30, 2006, compared to $81.7 million for the six months ended June 30, 2005. The general and administrative expenses for the six months ended June 30, 2006 include $1.0 million in Clark Benson expenses, $411 thousand of SFAS 123(R) equity based compensation expenses, $2.8 million of expenses related to our fourth quarter 2005 acquisitions and an $860 thousand expense reduction to correct the liability relating to one of our employee benefit plans. In addition, legal fees have increased approximately $900 thousand for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 based upon the number of pending legal matters. General and administrative expenses for the six months ended June 30, 2006 included approximately $900 thousand of severance expense associated with reductions in force of 20 associates. The expected annual savings from the reductions in force is approximately $2.0 million.

Amortization expense. Amortization expense for the six months ended June 30, 2006 and 2005, was $7.5 million and $7.7 million, respectively. The decrease is based on the timing of scheduled amortization of our acquired inforce revenue.

Other income. In the second quarter of 2005, we received $1.6 million of non-taxable life insurance proceeds following the death of an executive in our Healthcare Practice.

Interest expense. Interest expense for the six months ended June 30, 2006 and 2005 was $11.0 million.

Income taxes. Income taxes for the six months ended June 30, 2006, were $534 thousand, or 40.7% of income before taxes, compared to $1.6 million, or 29.0% of income before taxes, for the six months ended June 30, 2005. The lower effective tax rate for the six months ended June 30, 2005 is due to $1.6 million of non-taxable life insurance proceeds in the quarter.

Net income. Net income for the six months ended June 30, 2006, was $778 thousand, or $0.04 per diluted share, as compared to net income of $4.0 million, or $0.22 per diluted share, in the comparable period of 2005.

The tables that follow present the operating results of our four reportable segments for the three and six months ended June 30, 2006 and 2005.

Corporate Solutions
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total Revenue	$43,783	$45,550	$88,476	$90,051
Operating Expenses
Commissions and fees	12,209	13,009	24,920	25,581
Other operating expenses	25,001	25,046	50,761	49,867
Operating (Loss) Income	$6,573	$7,495	$12,795	$14,603
% of revenue	15.0%	16.5%	14.5%	16.2%

As of January 1, 2006, the Executive Benefits Practice, the Banking Practice and the Insurance Company Practice (previously included in Corporate/CSI) were combined into the Corporate Solutions Practice. As a result, all years presented have been reclassified to reflect this combination.

Total revenue for the three months ended June 30, 2006, was $43.8 million compared to $45.6 million for the three months ended June 30, 2005. First year commission and consulting fees for the three months ended June 30, 2006, was $14.5 million compared to $17.4 million for the three months ended March 31, 2005. The decline in first year commission and consulting fees resulted primarily from lower insurance based sales. First year commission and consulting fees for the three months ended June 30, 2006, included $1.4 million related to the fourth quarter 2005 acquisition of Stratford. Renewal revenue for the three months ended June 30, 2006, was $29.2 million compared to $28.1 million for the three months ended June 30, 2005. The increase in renewal revenue was primarily the result of premium payment timing from certain clients. Total revenue for the three months ended June 30, 2006 and 2005 included approximately $1.4 million and $1.7 million, respectively, related to supplemental compensation arrangements. We expect revenue based on our inforce block of business to be less in 2006 than 2005. In February 2006, we amended a supplemental compensation arrangement with one of our insurance carriers. In exchange for a longer term arrangement, the percentage used to calculate future payments based on our inforce block of business was reduced. However, there are additional opportunities to earn revenue should we meet certain production targets for new business.

Commission expense as a percentage of total revenue was 27.9% for the three months ended June 30, 2006, and 28.6% for the three months ended June 30, 2005 reflecting an increase in fee based business not subject to commission. General and administrative expense for both the three months ended June 30, 2006 and June 30, 2005 was $21.7 million. The general and administrative expenses for the three months ended June 30, 2006 included approximately $700 thousand of severance expense associated with a reduction in force of 16 associates, costs of temporary associates to assist with Section 409A of the Internal Revenue Code compliance and $1.3 million of expenses associated with a fourth quarter 2005 acquisition. Amortization expense for the three months ended June 30, 2006 was $3.3 million compared to $3.4 million for the three months ended June 30, 2005. The decrease is based on the timing of scheduled amortization of our acquired inforce revenue.

Trends in the six month results ended June 30, 2006 as compared to the comparable period in 2005 were the same as those experienced for the quarter. General and administrative expenses for the six months ended June 30, 2006 included approximately $900 thousand of severance expense associated with reductions in force of 20 associates. The expected annual savings from the reductions in force is approximately $2.0 million.

Healthcare Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total Revenue	$10,173	$9,725	$21,625	$19,906
Operating Expenses
Commissions and fees	1,310	1,231	2,591	2,461
Other operating expenses	7,701	7,078	15,146	13,843
Operating Income	$1,162	$1,416	$3,888	$3,602
% of revenue	11.4%	14.6%	18.0%	18.1%

Healthcare Group revenue for the three months ended June 30, 2006 was $10.2 million, compared to $9.7 million for the three months ended June 30, 2005. The increase in revenue is primarily a result of continued growth of consulting fee revenue from several services. Commission expense for the three months ended June 30, 2006 was $1.3 million compared to $1.2 million for the three months ended June 30, 2005. General and administrative expense for the three months ended March 31, 2006 was $7.5 million compared to $6.8 million for the three months ended June 30, 2005. The general and administrative expense increase is primarily due to incremental costs associated with higher headcount of fee based revenue producing associates.

Trends in the six month results ended June 30, 2006 as compared to the comparable period in 2005 were the same as those experienced for the quarter.

Pearl Meyer & Partners
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total Revenue	$7,352	$8,274	$15,374	$16,528
Operating Expenses	6,591	7,211	13,409	14,528
Operating Income	$761	$1,063	$1,965	$2,000
% of revenue	10.4%	12.8%	12.8%	12.1%

Pearl Meyer & Partners revenue for the three months ended June 30, 2006 was $7.4 million compared to $8.3 million for the three months ended June 30, 2005. Due to involuntary and voluntary terminations which occurred in the second half of 2005, there are less revenue producing consultants in 2006 compared to 2005. Operating expenses were $6.6 million for the three months ended June 30, 2006 compared to $7.2 million for the three months ended June 30, 2005. The decrease in operating expenses is also a result of lower headcount (87 in 2006 and 100 in 2005.)

Trends in the six month results ended June 30, 2006 as compared to the comparable period in 2005 were the same as those experienced for the quarter.

Federal Policy Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total Revenue	$2,812	$2,932	$5,761	$5,832
Operating Expenses	2,401	2,277	4,790	4,896
Operating Income	$411	$655	$971	$936
% of revenue	14.6%	22.3%	16.9%	16.0%

Federal Policy Group revenue for the three months ended June 30, 2006 and 2005 was $2.8 million and $2.9 million, respectively. Operating expenses for the three months ended June 30, 2006 were $2.4 million compared to $2.3 million for the three months ended June 30, 2005.

Trends in the six month results ended June 30, 2006 as compared to the comparable period in 2005 were generally the same as those experienced for the quarter. Operating expenses for the six months ended June 30, 2006 and 2005 were $4.8 million and $4.9 million, respectively. Operating expense for the six months ended June 30, 2005 included a $250 thousand payment as required by an employment agreement. No such payment was required in 2006.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

	June 30,	December 31,
	2006	2005
Cash and cash equivalents	$6,205	$5,077
Working capital (1)	$(12,636)	$(9,837)
Current ratio - to one	0.80	0.85
Shareholders’ equity per common share (2)	$15.39	$15.42
Debt to total capitalization (3)	52.3%	53.1%

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

Below is a table summarizing our cash flow:

	Six Months Ended June 30,
	2006	2005
Cash flows (used in) provided by:
Operating activities	$15,232	$17,764
Investing activities	(4,780)	(11,916)
Financing activities	(9,324)	(11,926)

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows:

	Six Months Ended June 30,
	2006	2005
Net income plus non-cash expenses	$10,812	$18,439
Changes in operating assets and liabilities	4,420	(675)
Cash flows from operating activities	$15,232	$17,764

Non-cash expenses include primarily depreciation of equipment and leasehold improvements, amortization of intangibles, SFAS 123(R) equity based compensation expense, and deferred tax expense. The 2006 increase in cash relating to changes in operating assets and liabilities relates primarily to the collection of accounts receivable.

Cash Used in Investing Activities

For the six months ended June 30, 2006, approximately $3.1 million of cash was used primarily for contingent consideration payments to prior owners of businesses we acquired and approximately $1.7 million of our cash was used for the purchase of fixed assets.

A substantial portion of the purchase price used to fund acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows Used in Financing Activities

For the six months ended June 30, 2006, approximately $9.3 million of cash was used in financing activities. We used approximately $7.7 million for the net repayment of borrowings and approximately $2.1 million for the payment of dividends. As of June 30, 2006, we had restricted cash of approximately $7.9 million, a decrease of $100 thousand from December 31, 2005, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

On August 31, 2005, we added a participant bank to our senior credit facility ($10 million) and one of the existing participants increased their commitment ($7 million). As a result, the current amount available under this facility is $89 million. As of June 30, 2006, there was $4.1 million outstanding on the facility. Our assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller. In September 2004, we amended our credit agreement to allow for potential stock repurchases and dividend payments. The remaining provisions of the agreement remained substantively the same. Our credit facility expires on December 31, 2006. We expect the credit facility to be renewed on substantially similar terms.

The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, a minimum amount of net worth (stockholders’ equity), and a maximum ratio of debt to capitalization. We were in compliance with all restrictive covenants as of June 30, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006, we had total outstanding indebtedness of $297.6 million. Our outstanding debt consists of the following:

Type of Debt	Outstanding Amount as of June 30, 2006	Weighted Average Interest Rate as of June 30, 2006
Non-recourse bonds	$245.8 million	Fixed - 6.6%
Note to prior owner	2.7 million	Fixed - 10.0%
Trust preferred	45.0 million	Variable - 9.1%
Credit facility	4.1 million	Variable - 7.3%

On November 15, 2005, we entered into an interest rate swap with an initial notional amount of $4.8 million and an effective date of January 1, 2006. The notional amount of this interest rate swap increases $1.4 million each calendar quarter until December 31, 2007, and then remains at $16 million. The quarterly increase in the notional amount of this interest rate swap exactly offsets the amortizing notional amount of the January 7, 2003 interest rate swap. The purpose of this swap is to hedge our remaining trust preferred LIBOR-based variable rate debt. The terms of the interest rate swaps as of June 30, 2006 are as follows:

Effective Date	Maturity Date	Notional Amount at June 30, 2006	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of June 30, 2006
January 1, 2006	December 31, 2015	$7.6 million	5.26%	LIBOR	$385
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	588
February 25, 2005	December 31, 2009	$10.0 million	4.31%	LIBOR	400
May 18, 2004	March 31, 2009	$7.0 million	4.44%	LIBOR	191
January 7, 2003	December 31, 2007	$8.4 million	2.85%	LIBOR	193
Total		$45.0 million			$1,757

We have exposure to changing interest rates and will engage in hedging activities, from time to time, to mitigate this risk. The interest rate swaps we have entered into are used to hedge our interest rate exposure on the LIBOR based variable rate debt outstanding at June 30, 2006. Interest on the remaining $4.1 million of unhedged variable debt at June 30, 2006, bears interest at 30-day LIBOR plus a spread, prime and the bank’s overnight rate plus a spread. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $41 thousand.

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

epicRealm Licensing

On August 8, 2005, an action was commenced by epicRealm in the U.S. District Court, Marshall, Texas, in which epicRealm claims that Clark Consulting and several other unrelated entities have infringed two epicRealm patents relating to online generation of dynamic web pages. The Plaintiff seeks unspecified actual and enhanced (based on asserted willful infringement) damages, attorneys fees and costs, and injunctive relief. We have filed our Answer and Counterclaim. We have denied any infringement or liability and challenge the validity and enforceability of epicRealm’s patents. Management believes that we have meritorious defenses and we intend to vigorously defend all allegations.

ITEM 1A. RISK FACTORS

No changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2006, we issued 76,336 shares of our common stock to the owners of ValMark Insurance Agency LLC. in connection with our purchase of a minority interest in ValMark Insurance Agency LLC. The issue was exempt from registration under Section 4(2) of the Securities Act of 1933. The total value of the shares issued was $1 million on May 1, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company’s Annual Meeting of Stockholders was held on April 25, 2006.

(b) At the Annual Meeting, three uncontested nominees to the Board of Directors of the Company were elected Class II directors for three-year terms expiring at the 2009 Annual Meeting. The votes for the director nominees were as follows:

Director Nominee	For	Withheld
L. William Seidman	16,049,170	161,325
Robert E. Long Jr.	15,862,746	347,749
Thomas M. Pyra	13,621,878	2,588,617

In addition, Tom Wamberg, Randolph A. Pohlman, James M. Benson, George D. Dalton, Kenneth A. Guenther, and Richard C. Lappin continue to serve as directors of the Company after the Annual Meeting.

(c) The results of stockholder voting on ratification of the appointment of Ernst and Young LLP as independent registered public accounting firm for the year ending December 31, 2006, were as follows:

For	Against	Abstain
15,968,881	239,467	2,147

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

CLARK, INC.

Date:	August 1, 2006	/s/ Tom Wamberg
Tom Wamberg
Chairman of the Board and Chief Executive Officer

Date:	August 1, 2006	/s/ Jeffrey W. Lemajeur
Jeffrey W. Lemajeur
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 15, 1998).

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

10.1
Employment Agreement, entered into on April 12, 2006, between Clark Consulting, Inc. and Leslie N. Brockhurst (incorporated by reference to Exhibit 10.1 to our Form 8-K, File No. 001-31256, filed with the SEC on April 18, 2006).

10.2
Amendment to Employment Agreement, dated April 17, 2006, between Clark Consulting, Inc. and Leslie N. Brockhurst (incorporated by reference to Exhibit 10.2 to our Form 8-K, File No. 001-31256, filed with the SEC on April 18, 2006).

10.3
Description of revised compensation arrangements for non-employee members of the Clark, Inc. Board of Directors (incorporated by reference to Item 1.01 of our Form 8-K, File No. 001-31256, filed with the SEC on May 1, 2006).

10.4	Form of Non-Qualified Stock Option Agreement - Clark, Inc. Incentive Compensation Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

_______________

*filed herewith