Form 10-Q
period 2006-09-30
CLARK INC
filed 2006-11-03
CIK 1063980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of September 30, 2006, the registrant had outstanding 17,676,749 shares of common stock.

TABLE OF CONTENTS

PAGE
Forward-Looking Statements	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	4
Condensed Consolidated Balance Sheets as of September 30, 2006
and December 31, 2005	4
Condensed Consolidated Statements of Operations for the Three
Months and Nine Months Ended September 30, 2006 and 2005	5
Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2006 and 2005	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31

SIGNATURES	32

EXHIBITS

Index to Exhibits	33

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005
(Unaudited)
(Dollars in thousands except share and per share data)
	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$8,466	$5,077
Restricted cash	6,542	7,799
Accounts and notes receivable, net	30,757	36,893
Prepaid income taxes	2,783	3,845
Other current assets	2,831	3,527
Total Current Assets	51,379	57,141
Intangible Assets, net	582,010	582,544
Equipment and Leasehold Improvements, net	11,986	12,276
Cash Surrender Value of Life Insurance	12,596	11,336
Other Assets	12,891	11,216
Total Assets	$670,862	$674,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,422	$4,243
Accrued liabilities	39,211	40,051
Deferred revenue	3,754	2,469
Deferred tax liabilities	8	186
Recourse debt maturing within one year	1,540	3,730
Non-recourse debt maturing within one year	14,185	16,299
Total Current Liabilities	63,120	66,978
Trust Preferred Debt	45,000	45,000
Long-Term Recourse Debt	13,829	1,998
Long-Term Non-Recourse Debt	227,009	238,296
Deferred Tax Liabilities	32,442	33,022
Deferred Compensation	11,636	11,443
Other Non-Current Liabilities	7,403	7,758
Total Liabilities	400,439	404,495
Stockholders' Equity
Preferred stock
Authorized - 1,000,000 shares; $.01 par value, none issued	-	-
Common stock
Authorized - 40,000,000 shares; $.01 par value issued -
19,024,286 shares at September 30, 2006 and 18,892,516 shares at December 31, 2005	191	189
Paid-in capital	197,539	195,531
Retained earnings	92,104	94,103
Other comprehensive income (loss)	-	383
Deferred compensation - 225,938 shares at September 30, 2006 and 181,418 shares at December 31, 2005	3,278	2,746
Treasury stock, at cost - 1,347,537 shares at September 30, 2006 and 1,383,195 shares at December 31, 2005	(22,689)	(22,934)
Total Stockholders' Equity	270,423	270,018
Total Liabilities and Stockholders' Equity	$670,862	$674,513

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
First year commissions and consulting fees	$34,823	$28,694	$99,263	$93,862
Renewal commissions and related fees	27,937	30,394	95,446	97,318
Reimbursable expenses	1,707	1,818	5,609	5,120
Total Revenue	64,467	60,906	200,318	196,300

Operating Expenses
Commissions and fees	12,830	10,806	41,456	38,942
General and administrative	40,933	38,857	125,617	120,422
Reimbursable expenses	1,707	1,818	5,609	5,120
Amortization	3,799	3,848	11,314	11,535
Total Operating Expenses	59,269	55,329	183,996	176,019
Operating Income	5,198	5,577	16,322	20,281
Other Income (Expense), net	(6)	1	(5)	1,616
Interest, net
Income	160	154	459	425
Expense	(6,588)	(5,468)	(16,554)	(16,464)
Total Interest, net	(6,428)	(5,314)	(16,095)	(16,039)
Income (loss) before taxes	(1,236)	264	222	5,858
Income tax (expense) benefit	627	(107)	41	(1,727)
Net Income (Loss)	$(609)	$157	$263	$4,131

Basic Earnings per Common Share	$(0.03)	$0.01	$0.01	$0.23
Weighted average shares outstanding - Basic	17,845,848	18,130,513	17,760,154	18,267,066

Diluted Earnings per Common Share	$(0.03)	$0.01	$0.01	$0.22
Weighted average shares outstanding - Diluted	18,019,167	18,271,707	17,894,770	18,412,062

Cash dividends:
Paid	$0.06	$0.06	$0.18	$0.12
Declared	$0.06	$0.06	$0.18	$0.18

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005

Net Cash from Operating Activities	$24,855	$22,911
Investing Activities
Purchases of businesses, net of cash acquired	(13,087)	(10,409)
Purchases of equipment	(3,258)	(5,051)
Cash (used in) provided by investing activities	(16,345)	(15,460)
Financing Activities
Net proceeds (repayment) of borrowings	(3,760)	(18,597)
Dividends paid	(3,139)	(2,172)
Cash restricted for the repayment of non-recourse notes	1,257	5,996
Employee benefit plans	521	947
Repurchase of company stock	-	(12,349)
Cash (used in) provided by financing activities	(5,121)	(26,175)
Net Increase (Decrease) in Cash and Cash Equivalents	3,389	(18,724)
Cash and Cash Equivalents at Beginning of Period	5,077	23,199
Cash and Cash Equivalents at End of Period	$8,466	$4,475

Supplemental Disclosure for Cash Paid during the Period:
Interest	$16,068	$15,981
Income taxes, net of refunds	116	251

Supplemental Non-Cash Information:
Fair value of common stock issued in connection with acquisitions and acquisition contingent payouts	$-	$539
Fair value of common stock issued in connection with the purchase of minority interest	$1,000	$-

See accompanying notes to these condensed consolidated financial statements.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments, including normally recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any other period.

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

The Company, in accordance with Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, adjusted its opening retained earnings for 2006 and financial results for the first two quarters of 2006 (included in the nine months ending September 30, 2006 in the accompanying condensed consolidated financial statements) to reflect a change in its hedge accounting under Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The same periods also reflect adjustments of employee benefit plan accruals. See Note 2 for additional information on SAB 108.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact to its financial statements of adoption of this Interpretation but it is not expected to be material.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Staff Accounting Bulleting 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC released SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 allows registrants to adjust for the cumulative effect of certain errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption provided that management has properly concluded that the errors were not material to prior periods. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective September 30, 2006, the Company elected early application of SAB 108. In accordance with SAB 108, the Company has adjusted its opening retained earnings for 2006 and its financial results for the first two quarters of 2006 (included in the nine months ending September 30, 2006 in the accompanying condensed consolidated financial statements) for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Trust Preferred Securities. The Company adjusted its opening retained earnings and other comprehensive income for 2006 and its financial results for the first two quarters of 2006 to reflect a change in its hedge accounting under SFAS 133. The change is being made following a recent clarification by the SEC of its interpretation of SFAS 133 related to the accounting for interest rate swaps treated as hedges of variable-rate trust preferred securities.

Since 2003, the Company entered into various interest rate swaps to hedge the interest rate risk inherent in its trust preferred securities. The terms of the interest rate swaps and the corresponding trust preferred securities mirrored one another, and the Company determined in the past that the changes in the fair value of the swaps and hedged instruments were the same. The Company applied the commonly used “short-cut method” in accounting for these fair value hedges and, therefore, did not reflect any gains or losses during the relevant periods. Based upon the SEC’s recent clarification of SFAS 133, the Company determined that since it has the ability at its election to defer interest payments on its trust preferred securities, these swaps did not qualify for the short-cut method. These swaps performed as expected as effective economic hedges of interest rate risk. The Company ended hedging of the interest risk on these trust preferred securities effective in September 2006 and adjusted its financial results as if hedge accounting was never applied.

Compensation and Benefits. The Company also has adjusted its opening retained earnings for 2006 and its financial results for the first two quarters of 2006 for an over accrual relating to an employee benefit plan liability that has accumulated since 2002. The error was discovered in the second quarter of 2006 and corrected immediately with the effect of an increase to second quarter 2006 net income. In the third quarter of 2006, in connection with the adoption of SAB 108, the Company removed the correction from second quarter 2006 results and recorded it as part of the January 1, 2006 cumulative effect adjustment.

Impact of Adjustments. The impact of each of the items noted above on 2006 opening stockholders’ equity, retained earnings and net income for the first and second quarters of 2006 is presented below (dollars in thousands):

Increase (Decrease)
	Trust Preferred Securities	Employee Benefit Plan	Income Tax Effect	Total
Cumulative effect on stockholders’ equity as of January 1, 2006	$-	$860	$(350)	$510
Cumulative effect on retained earnings as of January 1, 2006	696	860	(663)	893
Cumulative effect on other comprehensive income as of January 1, 2006	696	-	(313)	383
Effect on:
Net Income for the three months ended March 31, 2006	405	(35)	(147)	223
Net Income for the three months ended June 30, 2006	601	(825)	95	(129)
Net Income for the six months ended June 30, 2006	1,006	(860)	(52)	94

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The aggregate impact of these adjustments is summarized below (dollars in thousands, except per share data):

As of and for the three months ended March 31, 2006

	Previously Reported	Adjustment	As Adjusted
Deferred tax liabilities - non current	$33,637	$336	$33,973
Deferred compensation	12,196	(825)	11,371
Retained earnings	93,697	1,136	94,833
Other comprehensive income	626	(626)	-
General and administrative expenses	42,816	35	42,851
Interest expense	5,470	(405)	5,065
Income taxes	434	147	581
Net income	633	223	856
Diluted EPS	$0.04	$0.01	$0.05

As of and for the three months ended June 30, 2006

	Previously Reported	Adjustment	As Adjusted
Retained earnings	$92,785	$460	$93,245
Other comprehensive income	991	(991)	-
General and administrative expenses	41,008	825	41,833
Interest expense	5,502	(601)	4,901
Income taxes	100	(95)	5
Net income	145	(129)	16
Diluted EPS	$0.01	($0.01)	-

For the six months ended June 30, 2006

	Previously Reported	Adjustment	As Adjusted
General and administrative expenses	$83,824	$860	$84,684
Interest expense	10,972	(1,006)	9,966
Income taxes	534	52	586
Net income	778	94	872
Diluted EPS	$0.04	$0.01	$0.05

3. SHARE BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units, and performance share units. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, as of January 1, 2006, the first day of the Company’s fiscal year 2006. The condensed consolidated financial statements, as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Additionally, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to stock-based compensation. Under APB Opinion 25, the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, therefore, no share-based compensation expense was recognized in the Company’s condensed consolidated statement of income.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three to four years for restricted stock and performance share units and four years for stock options. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As a result of SFAS 123(R) adoption, the impact to the condensed consolidated financial statements for “income before income taxes” and “net income” for the three and nine months ended September 30, 2006 was $439 thousand and $959 thousand; and $261 thousand and $569 thousand lower, respectively, than if we continued to account for stock-based compensation under APB 25. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options are classified as financing cash flows.

As of September 30, 2006, $1.1 million of total unrecognized compensation cost related to stock based compensation is expected to be recognized over a weighted-average period of 3 years. The total unrecognized stock based compensation cost to be recognized in future periods as of September 30, 2006 does not consider the effect of stock options that may be issued in subsequent periods.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2005, respectively:

	September 30,
	2006	2005
Dividend yield	2.1%	1.6%
Volatility	45.9%	57.5%
Risk-free interest rates	4.6%	3.8%
Expected life (years)	5	5

The pro forma information regarding net income and earnings per share required by SFAS 123 has been determined as if the Company accounted for its stock-based compensation plans under the fair value method. Had compensation cost for the Company’s stock-based compensation plans been determined in accordance with SFAS 123, as amended by SFAS 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net Income
As reported	$157	$4,131
Deduct: stock option compensation expense, net of tax	(100)	(668)
Pro forma	$57	$3,463

Basic Earnings per Common Share
As reported	$0.01	$0.23
Pro forma	-	$0.19

Diluted Earnings per Common Share
As reported	$0.01	$0.22
Pro forma	-	$0.19

Stock Option Plans. The Company has various stock options plans for both employees and non-employee directors which have been approved by the Board of Directors. Vesting of stock options is generally between three to five years and expires ten years from the grant date. For the three and nine months ended September 30, 2006, there is approximately $219 thousand and $536 thousand, respectively, of expense included in the condensed consolidated statement of income associated with this plan. There were no expenses for this plan for the three and nine months ended September 30, 2005. As of September 30, 2006, approximately 3.5 million options have been granted under these programs and a total of approximately 2.8 million shares of the Company’s common stock remain available for grant for all active plans.

The following table summarizes the combined status of all of the Company’s stock option plans:

	Options	Weighted Average Exercise Price

Outstanding at January 1, 2004	1,585,272	$15.41
Granted	330,000	19.36
Exercised	(153,500)	10.02
Forfeited	(323,636)	20.39
Outstanding at December 31, 2004	1,438,136	17.02
Granted	182,000	15.03
Exercised	(64,100)	11.02
Forfeited	(118,549)	18.02
Outstanding at December 31, 2005	1,437,487	16.82
Granted	261,430	12.41
Exercised	(55,434)	9.56
Forfeited	(30,125)	15.10
Outstanding at September 30, 2006	1,613,358	$11.27
Exercisable at September 30, 2006	1,372,870
Exercisable at December 31, 2005	1,308,077
Exercisable at December 31, 2004	1,194,587

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The following table summarizes the stock options outstanding and exercisable as of September 30, 2006:

Options Outstanding				Options-Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.80 - $7.00	59,167	0.7	$5.70	59,167	$5.70
$9.00	54,416	1.9	9.00	54,416	9.00
$9.94 - $11.50	174,830	6.8	10.58	131,615	10.47
$11.60 - $14.40	365,600	8.3	13.58	168,327	13.34
$14.75 - $15.96	212,600	6.5	15.27	212,600	15.27
$16.65 - $18.13	133,102	5.6	17.19	133,102	17.19
$18.49 - $19.70	314,000	7.5	19.28	314,000	19.28
$20.30 - $22.90	99,643	7.0	21.72	99,643	21.72
$23.24 - $25.28	190,000	5.7	25.12	190,000	25.12
$27.49	10,000	6.1	27.49	10,000	27.49
	1,613,358			1,372,870

Performance Share Awards (“Restricted Stock”). On July 26, 2005, the Compensation Committee of the Board of Directors approved a Long Term Incentive Compensation Plan. One of the components of this plan is restricted stock. There are five approved participants in this plan. Restricted stock is awarded based upon achievement of three-year performance targets for cumulative earnings per share for the period 2005 through 2007 and will cliff-vest effective December 31, 2007. Restricted stock awards for 2007 will be made, as determined by the Compensation Committee, with cliff vesting effective December 31, 2007. In addition, restricted stock, which vests over a four year service period, was granted to certain members of senior management at one of the practices. For the three and nine months ended September 30, 2006, there was approximately $195 thousand and $351 thousand of expense, respectively, included in the condensed consolidated statements of income associated with this plan. There was no expense for this plan for the three and nine months ended September 30, 2005.

Stock Purchase Plan. On January 28, 2003, the Board of Directors adopted the amended and restated Employee Stock Purchase Plan (“ESPP”), under which a total of 400 thousand shares of common stock have been reserved for issuance. Any employee who has been employed for 30 days is eligible to participate in offerings under the Stock Purchase Plan. During the three months ended September 30, 2006 and 2005, the Company's employees purchased 14,806 shares and 9,126 shares, respectively, of common stock at an average cost to employees of $9.58 and $14.31, respectively.  During the nine months ended September 30, 2006 and 2005, the Company's employees purchased 39,836 shares and 29,759 shares, respectively, of common stock at an average cost to employees of $10.19 and $13.14, respectively. For the three and nine months ended September 30, 2006, there is approximately $25 thousand and $72 thousand of expense, respectively, included in the condensed consolidated statement of income associated with this plan. There was no expense for this plan for the three and nine months ended September 30, 2005.

4. RESTRUCTURING

In the fourth quarter of 2003, the Company reorganized its executive compensation consulting practices and recorded a charge of $7.5 million relating to the reorganization, of which $2.3 million remains accrued on the condensed consolidated balance sheet as of September 30, 2006. Effective January 1, 2005, the Human Capital Practice was merged into Executive Benefits Practice which, as of January 1, 2006, is part of the Corporate Solutions Practice. In the first, second, and third quarter of 2006, the Company adjusted its estimate of net future lease costs based upon accretion. In addition, during the second quarter of 2006, the Company adjusted its estimate for employee termination costs due to settlement of a dispute with a former employee. The adjustment amounts are included in general and administrative expenses in the condensed consolidated statement of income for the three and nine months ended September 30, 2006.

The Company will continue to evaluate the remaining restructuring reserve as plans are being executed. As a result, there may be adjustments to the reserve in future periods. A summary of the activity in the reserve account as of September 30, 2006, is as follows:

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

	Reserve Balance January 1, 2006	Cash Payments	Adjustments	Reserve Balance September 30, 2006
Employee termination costs	$325	$-	$(120)	$205
Lease costs	2,400	(349)	26	2,077
	$2,725	$(349)	$(94)	$2,282

5. ACCOUNTS RECEIVABLE

Major categories of accounts receivable are as follows:

	As of September 30, 2006	As of December 31, 2005
Accounts receivable - trade	$32,465	$38,747
Accounts receivable allowance	(1,708)	(1,854)
	$30,757	$36,893

A summary of the activity in the allowance for uncollectible accounts receivables is as follows:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Beginning balance	$(1,854)	$(1,467)
Write offs	529	661
Expense	(383)	(1,048)
Ending balance	$(1,708)	$(1,854)

As of September 30, 2006 and December 31, 2005, there were approximately $827 thousand and $670 thousand, respectively, of unbilled receivables included in accounts receivable on the condensed consolidated balance sheets. These unbilled amounts, the majority of which relate to in-process consulting projects, are typically billed during the quarter immediately following the reporting period.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by reporting units are as follows:

	Balance January 1, 2006	Acquired During Period	Earnouts	Balance September 30, 2006
Corporate Solutions	$81,986	$7,830	$2,500	$92,316
Healthcare Group	14,076	-	-	14,076
Management Science Associates	5,010	-	-	5,010
Pearl Meyer & Partners	36,981	-	-	36,981
Federal Policy Group	8,766	-	-	8,766
Corporate	4,090	7	-	4,097
TOTAL	$150,909	$7,837	$2,500	$161,246

Information regarding the Company’s other intangible assets follows:

	As of September 30, 2006			As of December 31, 2005
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Inforce revenue	$500,897	$(84,656)	$416,241	$500,555	$(74,691)	$425,864
Non-compete agreements	12,300	(7,777)	4,523	12,199	(6,428)	5,771
Total	$513,197	$(92,433)	$420,764	$512,754	$(81,119)	$431,635

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Amortization expense of other intangible assets was $3.8 million for both the three months ended September 30, 2006 and 2005, and $11.3 million and $11.5 million for the nine months ended September 30, 2006 and 2005, respectively.

The Company estimates that its amortization for 2006 through 2010 for intangible assets related to all acquisitions consummated through September 30, 2006 will be approximately as follows:

Year	Amount
2006	$15,022
2007	14,641
2008	14,208
2009	13,360
2010	13,812

7. CONTINGENT CONSIDERATION

As a result of the Company’s acquisition program, the Company has approximately $7.6 million of contingent consideration potentially due to the former owners of the Company’s acquired entities, including $2.5 million that has been earned and is accrued on the condensed consolidated balance sheet as of September 30, 2006. If and when the acquired entities meet certain criteria negotiated at the time of the purchase, these amounts are payable as additional consideration. A summary of the amounts payable if the criteria are met is as follows for acquisitions that were completed as of September 30, 2006:

Potential Amounts Payable in	Cash
2006	$-
2007	4,000
2008	-
2009	600
2010	600
2011 and later	2,400
$7,600

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per common share	$(609)	$157	$263	$4,131

Denominator:
Basic earnings per common share - weighted average shares outstanding	17,845,848	18,130,513	17,760,154	18,267,066
Effect of dilutive securities:
Stock options	173,319	141,194	134,616	136,424
Contingent shares earned not issued	-	-	-	8,572
Diluted earnings per share - weighted average shares plus assumed conversions	18,019,167	18,271,707	17,894,770	18,412,062

Basic earnings per common share	$(0.03)	$0.01	$0.01	$0.23

Diluted earnings per common share	$(0.03)	$0.01	$0.01	$0.22

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

For both the three and nine months ended September 30, 2006, there are approximately 1.3 million of outstanding stock options, which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods. For the three and nine months ended September 30, 2005, there are approximately 806 thousand and 1.0 million of outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the Company’s common shares during the respective periods. The range of exercise prices for these antidilutive stock options was between $11.50 and $27.49 at September 30, 2006, and $15.93 and $27.49 at September 30, 2005.

9. FINANCIAL INSTRUMENTS

The Company has limited transactions that fall under the accounting rules of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, SFAS 138 and SFAS 149. From time to time, the Company used financial instruments, including interest rate swap agreements, to manage exposure to interest rates. On November 15, 2005, we entered into an interest rate swap with an initial notional amount of $4.8 million and an effective date of January 1, 2006, which increases $1.4 million each calendar quarter until December 31, 2007, and then remains at $16 million until maturity. Since 2003, the Company entered into various interest rate swaps to hedge the interest rate risk inherent in its trust preferred securities. The terms of the interest rate swaps and the corresponding trust preferred securities mirrored one another, and the Company determined in the past that the changes in the fair value of the swaps and hedged instruments were the same. The Company applied the commonly used “short-cut method” in accounting for these fair value hedges and, therefore, did not reflect any gains or losses during the relevant periods. Based upon the SEC’s recent clarification of SFAS 133, the Company determined that since it has the ability at its election to defer interest payments on its trust preferred securities, these swaps did not qualify for the short-cut method. These swaps performed as expected as effective economic hedges of interest rate risk. See Note 2 to the condensed consolidated financial statements for additional information. The fair value of these interest rate swap agreements, based upon bank quotes, was an asset of approximately $558 thousand at September 30, 2006. The terms of these interest rate swaps are as follows (fair value in thousands):

Effective Date	Maturity Date	Notional Amount at September 30, 2006	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of September 30, 2006
January 1, 2006	December 31, 2015	$9.0 million	5.26%	LIBOR	$(248)
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	371
February 25, 2005	December 31, 2009	$10.0 million	4.31%	LIBOR	224
May 18, 2004	March 31, 2009	$7.0 million	4.44%	LIBOR	88
January 7, 2003	December 31, 2007	$7.0 million	2.85%	LIBOR	123
Total		$45.0 million			$558

10. DIVIDENDS

On October 24, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to all stockholders of record as of December 1, 2006, payable on January 1, 2007. On July 25, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to stockholders of record as of September 1, 2006, payable on October 1, 2006. On April 25, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to stockholders of record as of June 1, 2006, payable on July 1, 2006. On February 1, 2006, the Board of Directors authorized a dividend of $0.06 per share (approximately $1.1 million) to stockholders of record as of March 1, 2006, payable on April 1, 2006.

During each of its 2005 quarterly Board of Directors meetings, the Board authorized the Company to pay a quarterly dividend of $0.06 per share (approximately $1.1 million). The dividends were paid on January 1, 2006, October 1, 2005, July 1, 2005, and April 1, 2005 to stockholders of record as of December 1, 2005, September 1, 2005, June 1, 2005, and March 1, 2005, respectively.

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

11. SEGMENTS AND RELATED INFORMATION

The Company has four reportable segments:

•	.Corporate Solutions - provides strategic investment solutions, consulting, and administrative services to clients.

•	Healthcare Group - provides specialized compensation and benefit services for large and medium sized not-for-profit healthcare organizations.

•	Pearl Meyer & Partners - specializes in executive compensation and retention programs.

•	Federal Policy Group - provides a variety of legislative and regulatory strategic services.

The segment information as of, and for the periods ended September 30, 2006 and 2005, for the Corporate Solutions segment reflects the results of, and information related to, the Executive Benefits Practice, the Banking Practice, and the Insurance Company Practice, which were combined into one segment effective January 1, 2006. Corporate/CSI includes the results of Clark Benson and MedEx for the three and nine months ended September 30, 2006.

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

Segment information for the three and nine month periods ended September 30, 2006 and 2005, is as follows:

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues from External Customers
Corporate Solutions	$41,387	$37,510	$129,863	$127,560
Healthcare Group	9,201	8,953	30,826	28,858
Pearl Meyer & Partners	8,918	9,905	24,292	26,434
Federal Policy Group	2,745	3,298	8,506	9,130
Total segments - reported	62,251	59,666	193,487	191,982
Corporate/CSI	2,216	1,240	6,831	4,318
Total consolidated - reported	$64,467	$60,906	$200,318	$196,300
Operating Income and Income (Loss) Before Taxes
Corporate Solutions	$6,162	$4,658	$18,957	$19,260
Healthcare Group	403	756	4,291	4,358
Pearl Meyer & Partners	2,113	2,444	4,078	4,445
Federal Policy Group	843	964	1,815	1,900
Total segments - reported	9,521	8,822	29,141	29,963
Corporate/CSI	(4,323)	(3,245)	(12,819)	(9,682)
Other income (expense)	(6)	1	(5)	1,616
Interest - net	(6,428)	(5,314)	(16,095)	(16,039)
Income (loss) before taxes	$(1,236)	$264	$222	$5,858
Depreciation and Amortization
Corporate Solutions	$4,042	$4,114	$12,058	$12,386
Healthcare Group	392	508	1,211	1,576
Pearl Meyer & Partners	124	134	362	386
Federal Policy Group	99	100	298	301
Total segments - reported	4,657	4,856	13,929	14,649
Corporate/CSI	260	301	869	980
Total consolidated - reported	$4,917	$5,157	$14,798	$15,629
Capital Expenditures
Corporate Solutions	$1,083	$1,287	$2,362	$2,980
Healthcare Group	47	128	129	544
Pearl Meyer & Partners	166	697	229	1,179
Federal Policy Group	4	-	7	-
Total segments - reported	1,300	2,112	2,727	4,703
Corporate/CSI	286	276	532	348
Total consolidated - reported	$1,586	$2,388	$3,258	$5,051

			September 30,	December 31,
Identifiable Assets			2006	2005
Corporate Solutions			$543,762	$551,509
Healthcare Group			29,115	30,336
Pearl Meyer & Partners			49,006	48,100
Federal Policy Group			11,325	10,891
Total segments - reported			633,208	640,836
Corporate/CSI			37,654	33,678
Total consolidated - reported			$670,862	$674,513

CLARK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

12. LITIGATION AND CONTINGENCIES

From time to time, the Company is involved in various claims and lawsuits incidental to its business, including claims and lawsuits alleging breaches of contractual obligations under agreements with its employee consultants and independent producers. The following is a summary of the current material legal proceedings pending against the Company.

Independent Sales Producers’ Disputes

In March 2004, two of the Company’s independent sales producers exercised their termination rights under their agreement(s) with the Company. Included in the Company’s condensed consolidated balance sheets is a receivable of approximately $1.4 million from these two producers and a related salesperson with respect to certain chargeback commissions to be repaid to the Company from the surrender of policies in 2003. Upon termination, the producers disputed the chargeback and asserted other miscellaneous claims. The producers entered into an arbitration agreement with the Company, dated May 23, 2005, in order to resolve the dispute regarding chargebacks with an arbitration hearing likely to occur in April of 2007. While it is not possible to predict with certainty the outcome of the disputes, the Company does not believe resolution will have a material adverse effect on its financial position or results of operations.

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

13. CLARK, INC. TO BE ACQUIRED BY AEGON SUBSIDIARY

On November 1, 2006, the Company announced that it had entered into a definitive merger agreement with a wholly-owned US subsidiary of AEGON N.V. (NYSE: AEG). Under the agreement, which has been unanimously approved by Clark’s board of directors and a special committee of Clark independent directors, the AEGON subsidiary (“AEGON”) will commence a cash tender offer for all of the outstanding shares of Clark for a purchase price of $16.55 per share, or approximately $293 million. The offer represents a 32% premium based on the closing price of Clark stock of $12.50 on November 1, 2006 and a 42% premium over the average closing price of Clark stock during the last 30 trading days.

Under the merger agreement, AEGON will commence a tender offer no sooner than November 22, 2006 to acquire all outstanding shares of Clark. All Clark shares not otherwise acquired in the tender offer will be acquired by AEGON in a merger promptly following the completion of the tender offer. The merger agreement contains customary provisions permitting Clark to consider any third-party acquisition proposals that it may receive, as well as a termination fee if Clark accepts a superior proposal and the merger agreement is terminated. The transaction is expected to close in the first quarter of 2007.

AEGON is Clark’s largest shareholder with a 13% stock ownership. Upon completion of the transaction, AEGON will own the Corporate Solutions Practice of Clark Consulting, along with Clark Securities, Inc. As part of the transaction, the special committee of Clark independent directors also unanimously approved a related asset purchase agreement under which, subject to various terms and conditions, certain businesses of Clark Consulting, not including the Corporate Solutions Practice, will be sold to a privately-held firm led by existing Clark Consulting executive management for cash consideration of $35.4 million and the assumption of certain indebtedness. The investor group, to be called Clark Wamberg, LLC (“Clark Wamberg”) will be lead by Tom Wamberg, Jim Benson and Ken Kies and will acquire assets related to Clark’s Healthcare, Pearl Meyer & Partners, Federal Policy Group, Clark Benson, MedEx, Clark Retirement Plan Services (Baden), and Clark Strategic Advisors businesses. The sale of these businesses is expected to close immediately following the consummation of the tender offer by AEGON.

See the Company's Current Report on Form 8-K to be filed for a more detailed description of the terms and conditions of the merger agreement and the asset puchase agreement, and for copies of such documents to be filed as exhibits to the Form 8-K.

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

Recent Events

Clark, Inc. To Be Acquired By AEGON Subsidiary

On November 1, 2006, we announced that we had entered into a definitive merger agreement with a wholly-owned US subsidiary of AEGON N.V. (NYSE: AEG). Under the agreement, which has been unanimously approved by our board of directors and a special committee of Clark independent directors, the AEGON subsidiary (“AEGON”) will commence a cash tender offer for all of the outstanding shares of Clark for a purchase price of $16.55 per share, or approximately $293 million. The offer represents a 32% premium based on the closing price of our stock of $12.50 on November 1, 2006 and a 42% premium over the average closing price of our stock during the last 30 trading days.

Under the merger agreement, AEGON will commence a tender offer no sooner than November 22, 2006 to acquire all outstanding shares of Clark. All our shares not otherwise acquired in the tender offer will be acquired by AEGON in a merger promptly following the completion of the tender offer. The merger agreement contains customary provisions permitting us to consider any third-party acquisition proposals that we may receive, as well as a termination fee if we accept a superior proposal and the merger agreement is terminated. The transaction is expected to close in the first quarter of 2007.

AEGON is our largest shareholder with a 13% stock ownership. Upon completion of the transaction, AEGON will own our Corporate Solutions Practice, along with Clark Securities, Inc. As part of the transaction, the special committee of Clark independent directors also unanimously approved a related asset purchase agreement under which, subject to various terms and conditions, certain businesses of ours, not including the Corporate Solutions Practice, will be sold to a privately-held firm led by our existing executive management for cash consideration of $35.4 million and the assumption of certain indebtedness. The investor group, to be called Clark Wamberg, LLC (“Clark Wamberg”) will be lead by Tom Wamberg, Jim Benson and Ken Kies and will acquire assets related to our Healthcare, Pearl Meyer & Partners, Federal Policy Group, Clark Benson, MedEx, Clark Retirement Plan Services (Baden), and Clark Strategic Advisors businesses. The sale of these businesses is expected to close immediately following the consummation of the tender offer by AEGON.

See our Current Report on Form 8-K to be filed for a more detailed description of the terms and conditions of the merger agreement and the asset purchase agreement, and for copies of such documents to be filed as exhibits to the Form 8-K.

Trust Preferred Securities, Related Interest Rate Swaps and SAB 108

Since 2003, we entered into various interest rate swaps to hedge the interest rate risk inherent in our trust preferred securities. The terms of the interest rate swaps and the corresponding trust preferred securities mirrored one another, and we determined in the past that the changes in the fair value of the swaps and hedged instruments were the same. We applied the commonly used “short-cut method” in accounting for these fair value hedges and, therefore, did not reflect any gains or losses during the relevant periods. Based upon the SEC’s recent clarification of SFAS 133, we determined that since we have the ability at our election to defer interest payments on our trust preferred securities, these swaps did not qualify for the short-cut method. These swaps performed as expected as effective economic hedges of interest rate risk. See Note 2 to the condensed consolidated financial statements for additional information.

In September 2006, the SEC released SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 allows registrants to adjust for the cumulative effect of certain errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption provided that management has properly concluded that the errors were not material to prior periods. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective September 30, 2006, we elected early adoption of SAB 108. In accordance with SAB 108, we have adjusted opening retained earnings for 2006 and the financial results for the first two quarters of 2006 (included in the nine months ending September 30, 2006 in the accompanying condensed consolidated financial statements) for the accounting relating to interest rate swaps treated as hedges of variable-rate trust preferred securities. We also have adjusted opening retained earnings for 2006 and financial results for the first two quarters of 2006 for an over accrual relating to an employee benefit plan liability that has accumulated since 2002. The error was discovered in the second quarter of 2006 and corrected immediately with the effect of an increase to second quarter 2006 net income. In the third quarter 2006, in connection with the adoption of SAB 108, we removed the correction from second quarter 2006 results and recorded it as part of the January 1, 2006 cumulative effect adjustment. We consider the adjustments to be immaterial to prior periods.

Extension of Deadlines for Compliance with IRC Section 409A

On October 4, 2006, the Treasury Department and the IRS issued Notice 2006-79, which provides that the final regulations for compliance with Internal Revenue Code section 409A (§409A) are anticipated to be released later this Fall and will not become effective until January 1, 2008 - a one year delay in the effective date announced in the proposed regulations released in September of 2005.  Plan sponsors have until December 31, 2007 to bring their plan documents into compliance with the requirements of §409A - a one year extension of the deadline that was contained in the proposed regulations. It is unclear whether the delay in issuance of final regulations and the one-year extension of the deadline for documentary compliance will postpone implementation and/or funding of plans by our clients.

Change in Accounting Treatment for Endorsement Split-Dollar Life Insurance Arrangements

On September 20, 2006, the Financial Accounting Standards Board ratified the final consensus reached by the Emerging Issues Task Force on Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the new guidance contained in the final consensus, a policy holder (employer) will be required to accrue a liability over the applicable service period for either the present value of the death benefit or the postretirement cost of insurance, depending on the plan design. The new guidance will be effective for fiscal years beginning after December 15, 2007. Transition to the new guidance requires a cumulative-effect adjustment to retained earnings at the beginning of the year of implementation (January 1, 2008 for calendar year entities) to reflect the change in accounting principle. It is possible that, in certain instances, our clients will choose to surrender or restructure their existing endorsement split-dollar life insurance arrangements as a result of this accounting treatment; further, it is possible that this change will have an unfavorable impact on future sales of such arrangements.

Senior Credit Facility Amendment and Extension

On September 14, 2006, we announced the completion of an agreement that amends and extends our Senior Credit Facility. The amended facility provides $111.6 million of borrowing capacity, with the ability to extend to $120 million through additional bank commitments. The previous facility was scheduled to expire at the end of 2006. The facility is expected to be used primarily to fund future acquisitions.

The facility consists of a revolving credit line, in which a portion converts to term debt at the end of each year. The term portion amortizes over a five year period. The revolving facility extends to December 31, 2009 and is similar to its predecessor agreement in structure and terms.

Baden Acquisition

On August 31, 2006, we announced the purchase of certain assets of Baden Retirement Plan Services, a Fort Wayne, Indiana third party administrator of qualified benefit plans. The new business will be known as the Qualified Retirement Plan Consulting and Administration Group, and will be part of the Corporate Solutions Practice. The purchase was for $8 million in cash, and is expected to be immediately accretive to earnings.

Legislation Concerning Employer-Owned Life Insurance

On August 17, 2006, the President signed into law The Pension Protection Act of 2006. This legislation adds a new section to the Internal Revenue Code - §101(j) - that codifies life insurance industry “best practices” relating to the use of employer-owned life insurance to fund/finance employee benefits (sometimes referred to as “COLI” or “BOLI” policies). New IRC §101(j) also codifies the tax-free treatment of death benefits from COLI/BOLI policies if certain requirements are satisfied. The legislation generally applies to COLI/BOLI policies issued after the date on which the legislation was enacted. Although the legislation provides certainty regarding the tax treatment of COLI/BOLI policies by imposing certain requirements, it is not yet clear how this legislation will impact revenue going forward.

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

Revenue Sources and Recognition

Our operating segments derive their revenue primarily from:

•	commissions and other compensation paid by the insurance companies issuing the policies underlying our client’s benefit programs;

•	program design and administrative service fees paid by our clients;

•	executive compensation and benefit related consulting fees; and

•	fees for legislative liaison and related advisory services.

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

Supplemental Compensation Agreements. A portion of our revenue is derived from certain supplemental compensation arrangements with insurance carriers. These arrangements generate additional revenue with respect to primarily existing and, to a lesser extent, new blocks of business. Payments under such arrangements are typically based on the cash value (or fair value) of our existing in-force business with these carriers at specified dates of measurement and, to a much lesser extent, based on the value of new business generated. We realized approximately $2.4 million and $7.3 million in revenue under such arrangements for the three and nine months ended September 30, 2006, respectively. We realized approximately $2.5 million and $8.2 million in revenue under such arrangements for the three and nine months ended September 30, 2005, respectively.

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

We are required to assess potential impairments of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment of Long-Lived Assets,” if events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In assessing the recoverability of goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” and the net present value of future cash flows from policies inforce, we must make assumptions regarding estimated future cash flows, mortality, lapse, and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges.

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

Restructuring Costs

We make provisions for restructuring costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” To determine the amounts expensed in any period, we estimate the amounts we will receive in the future for subleasing office space that is no longer required for our existing operations. Should these estimates not reflect actual results in future periods, we adjust the provision through the income statement.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

Total Revenue	$64,467	$60,906	5.9%	$200,318	$196,300	2.1%

Operating Expense
Commissions and fees	12,830	10,806	18.7%	41,456	38,942	6.5%
% of revenue	19.9%	17.7%		20.7%	19.8%
Other operating expenses	46,439	44,523	4.3%	142,540	137,077	3.4%
% of revenue	72.0%	73.1%		71.2%	69.8%
Operating Income	$5,198	$5,577	(6.8)%	$16,322	$20,281	(15.3)%

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005.

Revenue. Total revenue for the three months ended September 30, 2006, was $64.5 million, compared to revenue of $60.9 million for the three months ended September 30, 2005. First year commission and consulting fees for the three months ended September 30, 2006, was $34.8 million compared to $28.7 million for the three months ended September 30, 2005. First year commission revenue has improved over the past year due to the stabilizing short term interest rate environment and a more favorable legislative environment. In addition, there is third quarter 2006 revenue ($2.5 million) generated from the fourth quarter 2005 acquisitions of Stratford and MedEx. Finally, Healthcare revenue increased due to continuing growth in fee-based businesses. Renewal revenue for the three months ended September 30, 2006, was $27.9 compared to $30.4 million for the three months ended September 30, 2005. The decrease in renewal revenue was primarily the result of premium payment timing from certain clients and in line with our expectations based on scheduled reduction in commission rates on existing inforce business. Total revenue for the three months ended September 30, 2006 and 2005, included approximately $2.4 million and $2.5 million, respectively, related to supplemental compensation arrangements. We expect revenue based on our inforce block of business to be less in 2006 than 2005. In February 2006, we amended a supplemental compensation arrangement with one of our insurance carriers. In exchange for a longer term arrangement, the percentage used to calculate payments based on our inforce block of business was reduced. However, there are additional opportunities to earn revenue should we meet certain production targets for new business.

Commissions and fees expense. Commissions and fees expense for the three months ended September 30, 2006, was $12.8 million, or 19.9% of total revenue, compared to $10.8 million, or 17.7% of total revenue, for the three months ended September 30, 2005. The increase in percentage is a result of the fourth quarter 2005 acquisition of MedEx whose commission percentages are higher than our core business. In addition, there is no commission expense associated with the supplemental compensation arrangements and consulting fees are typically not subject to commissions.

General and administrative expenses. General and administrative expenses were $40.9 million for the three months ended September 30, 2006, compared to $38.9 million for the three months ended September 30, 2005. The general and administrative expenses for the three months ended September 30, 2006 include $600 thousand in Clark Benson expenses, $400 thousand of SFAS 123(R) equity based compensation expenses, and $1.4 million of expenses related to our fourth quarter 2005 acquisitions. There were no similar expenses in the third quarter of 2005.

Amortization expense. Amortization expense for both the three months ended September 30, 2006 and 2005, was $3.8 million.

Interest expense. Interest expense for the three months ended September 30, 2006 was $6.6 million compared to $5.5 million for the three months ended September 30, 2005, based on changes in the fair value of interest rate swaps. In addition, there were lower borrowing levels but higher interest rates in 2006.

Income taxes. Income taxes for the three months ended September 30, 2006, were $600 thousand of benefit, compared to $100 thousand of expense, or 40.5% of income before taxes, for the three months ended September 30, 2005. The effective tax rate on third quarter 2006 operations was 40.7%. In addition, there was a $120 thousand reduction in expense in the third quarter of 2006 relating to filing of our 2005 federal income tax return.

Net income (loss). Net income (loss) for the quarter ended September 30, 2006, was a loss of $(600) thousand, or $(0.03) per diluted share, as compared to net income of $200 thousand, or $0.01 per diluted share, in the comparable quarter of 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Revenue. Total revenue for the nine months ended September 30, 2006, was $200.3 million, compared to revenue of $196.3 million for the nine months ended September 30, 2005. First year commission and consulting fees for the nine months ended September 30, 2006, was $99.3 million compared to $93.9 million for the nine months ended September 30, 2005. First year commission revenue has declined slightly over the past year due to the interest rate environment and Section 409A of the Internal Revenue Code compliance efforts. However, the first year commission revenue decline is more than offset by the revenue ($7.3 million) generated from the fourth quarter 2005 acquisitions of Stratford and MedEx. In addition, Healthcare revenue increased due to continuing growth in fee-based businesses. Renewal revenue for the nine months ended September 30, 2006, was $95.4 million compared to $97.3 million for the nine months ended September 30, 2005. The decrease in renewal revenue was expected due to the scheduled reduction in commission rates on existing inforce business. Total revenue for the nine months ended September 30, 2006 and 2005, included approximately $7.3 million and $8.2 million, respectively, related to supplemental compensation arrangements. We expect revenue based on our inforce block of business to be less in 2006 than 2005. In February 2006, we amended a supplemental compensation arrangement with one of our insurance carriers. In exchange for a longer term arrangement, the percentage used to calculate payments based on our inforce block of business was reduced. However, there are additional opportunities to earn revenue should we meet certain production targets for new business.

Commissions and fees expense. Commissions and fees expense for the nine months ended September 30, 2006, was $41.5 million, or 20.7% of total revenue, compared to $38.9 million, or 19.8% of total revenue, for the nine months ended September 30, 2005. The increase in percentage is a result of the fourth quarter 2005 acquisition of MedEx whose commission percentages are higher than our core business. In addition, there is no commission expense associated with the supplemental compensation arrangements and consulting fees are typically not subject to commissions.

General and administrative expenses. General and administrative expenses were $125.6 million for the nine months ended September 30, 2006, compared to $120.4 million for the nine months ended September 30, 2005. The general and administrative expenses for the nine months ended September 30, 2006 include $1.6 million in Clark Benson expenses, $1.0 million of SFAS 123(R) equity based compensation expenses and $4.2 million of expenses related to our fourth quarter 2005 acquisitions. In addition, legal fees have increased approximately $700 thousand for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 based upon the number of pending legal matters. General and administrative expenses for the nine months ended September 30, 2006 included approximately $900 thousand of severance expense associated with reductions in force of 20 associates. The expected annual savings from the reductions in force is approximately $2.0 million.

Amortization expense. Amortization expense for the nine months ended September 30, 2006 and 2005, was $11.3 million and $11.5 million, respectively. The decrease is based on the timing of scheduled amortization of our acquired inforce revenue.

Other income. In the second quarter of 2005, we received $1.6 million of non-taxable life insurance proceeds following the death of an executive in our Healthcare Practice.

Interest expense. Interest expense for the nine months ended September 30, 2006 and 2005 was $16.6 million and $16.5 million, respectively.

Income taxes. Income taxes for the nine months ended September 30, 2006, were $41 thousand of benefit, compared to $1.7 million of expense, or 29.5% of income before taxes, for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2005 was impacted by $1.6 million of non-taxable life insurance proceeds in the second quarter. In the third quarter of 2006, there was a $120 thousand reduction to expense relating to filing of our 2005 federal income tax return.

Net income. Net income for the nine months ended September 30, 2006, was $300 thousand, or $0.01 per diluted share, as compared to net income of $4.1 million, or $0.22 per diluted share, in the comparable period of 2005.

The tables that follow present the operating results of our four segments for the three and nine months ended September 30, 2006 and 2005.

Corporate Solutions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total Revenue	$41,387	$37,510	$129,863	$127,560
Operating Expenses
Commissions and fees	11,169	9,643	36,089	35,225
Other operating expenses	24,056	23,209	74,817	73,075
Operating Income	$6,162	$4,658	$18,957	$19,260
% of revenue	14.9%	12.4%	14.6%	15.1%

As of January 1, 2006, the Executive Benefits Practice, the Banking Practice and the Insurance Company Practice (previously included in Corporate/CSI) were combined into the Corporate Solutions Practice. As a result, all years presented have been reclassified to reflect this combination.

Total revenue for the three months ended September 30, 2006, was $41.4 million compared to $37.5 million for the three months ended September 30, 2005. First year commission and consulting fees for the three months ended September 30, 2006, was $15.8 million compared to $9.9 million for the three months ended September 30, 2005. First year commission revenue has improved over the past year due to the stabilizing short term interest rate environment and a more favorable legislative environment. First year commission and consulting fees for the three months ended September 30, 2006, included $1.6 million related to the fourth quarter 2005 acquisition of Stratford and the third quarter 2006 acquisition of Baden Retirement. Renewal revenue for the three months ended September 30, 2006, was $25.6 million compared to $27.6 million for the three months ended September 30, 2005. The decrease in renewal revenue was primarily the result of premium payment timing from certain clients. Total revenue for the three months ended September 30, 2006 and 2005 included approximately $1.8 million and $1.7 million, respectively, related to supplemental compensation arrangements. In February 2006, we amended a supplemental compensation arrangement with one of our insurance carriers. In exchange for a longer term arrangement, the percentage used to calculate future payments based on our inforce block of business was reduced. However, there are additional opportunities to earn revenue should we meet certain production targets for new business.

Commission expense as a percentage of total revenue was 27.0% for the three months ended September 30, 2006, and 25.7% for the three months ended September 30, 2005 reflecting an increase in first year commission revenue. General and administrative expense for the three months ended September 30, 2006 and September 30, 2005 was $20.7 million and $19.8 million, respectively. The general and administrative expenses for the three months ended September 30, 2006 included $1.4 million of expenses associated with a fourth quarter 2005 acquisition and a third quarter 2006 acquisition. Amortization expense for both the three months ended September 30, 2006 and 2005 was $3.4 million.

Trends in the nine month results ended September 30, 2006 as compared to the comparable period in 2005 were the same as those experienced for the quarter. General and administrative expenses for the nine months ended September 30, 2006 included approximately $900 thousand of severance expense associated with reductions in force of 20 associates. The expected annual savings from the reductions in force is approximately $2.0 million.

Healthcare Group
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total Revenue	$9,201	$8,953	$30,826	$28,858
Operating Expenses
Commissions and fees	1,104	1,163	3,695	3,717
Other operating expenses	7,694	7,034	22,840	20,783
Operating Income	$403	$756	$4,291	$4,358
% of revenue	4.4%	8.4%	13.9%	15.1%

Healthcare Group revenue for the three months ended September 30, 2006 was $9.2 million, compared to $9.0 million for the three months ended September 30, 2005. The increase in revenue is primarily the result of continued growth of consulting fee revenue from several services. Commission expense for the three months ended September 30, 2006 was $1.1 million compared to $1.2 million for the three months ended September 30, 2005. Operating expenses for the three months ended September 30, 2006 were $7.7 million compared to $7.0 million for the three months ended September 30, 2005. The general and administrative expense increase is primarily due to incremental costs associated with higher headcount of fee based revenue producing associates.

Trends in the nine month results ended September 30, 2006 as compared to the comparable period in 2005 were the same as those experienced for the quarter.

Pearl Meyer & Partners
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total Revenue	$8,918	$9,905	$24,292	$26,434
Operating Expenses	6,805	7,461	20,214	21,989
Operating Income	$2,113	$2,444	$4,078	$4,445
% of revenue	23.7%	24.7%	16.8%	16.8%

Pearl Meyer & Partners revenue for the three months ended September 30, 2006 was $8.9 million compared to $9.9 million for the three months ended September 30, 2005. Due to involuntary and voluntary terminations which occurred in the second half of 2005, there are less revenue producing consultants in 2006 compared to 2005. Operating expenses were $6.8 million for the three months ended September 30, 2006 compared to $7.5 million for the three months ended September 30, 2005. The decrease in operating expenses is also a result of lower headcount.

Trends in the nine month results ended September 30, 2006 as compared to the comparable period in 2005 were the same as those experienced for the quarter.

Federal Policy Group
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total Revenue	$2,745	$3,298	$8,506	$9,130
Operating Expenses	1,902	2,334	6,691	7,230
Operating Income	$843	$964	$1,815	$1,900
% of revenue	30.7%	29.2%	21.3%	20.8%

Federal Policy Group revenue for the three months ended September 30, 2006 and 2005 was $2.7 million and $3.3 million, respectively. For the three months ended September 30, 2005, there was approximately $325 thousand of success fee revenue. In addition, there are a lower number of clients in 2006. Operating expenses for the three months ended September 30, 2006 were $1.9 million compared to $2.3 million for the three months ended September 30, 2005.

Trends in the nine month results ended September 30, 2006 as compared to the comparable period in 2005 were generally the same as those experienced for the quarter. Operating expense for the nine months ended September 30, 2005 included a $250 thousand payment as required by an employment agreement. No such payment was required in 2006.

Liquidity and Capital Resources

Selected Measures of Liquidity and Capital Resources

	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$8,466	$5,077
Working capital (1)	$(11,741)	$(9,837)
Current ratio - to one	0.81	0.85
Stockholders’ equity per common share (2)	$15.30	$15.42
Debt to total capitalization (3)	52.7%	53.1%

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

Below is a table summarizing our cash flow:

	Nine Months Ended September 30,
	2006	2005
Cash flows (used in) provided by:
Operating activities	$24,855	$22,911
Investing activities	(16,345)	(15,460)
Financing activities	(5,121)	(26,175)

Cash Flows from Operating Activities

Our cash flows from operating activities were as follows:

	Nine Months Ended September 30,
	2006	2005
Net income plus non-cash expenses	$15,195	$20,012
Changes in operating assets and liabilities	9,660	2,899
Cash flows from operating activities	$24,855	$22,911

Non-cash expenses include primarily depreciation of equipment and leasehold improvements, amortization of intangibles, SFAS 123(R) equity based compensation expense, and deferred tax expense. The 2006 increase in cash relating to changes in operating assets and liabilities relates primarily to the collection of accounts receivable.

Cash Used in Investing Activities

For the nine months ended September 30, 2006, approximately $13.1 million of cash was used for the acquisition of businesses, including contingent consideration payments to prior owners of businesses we acquired and approximately $3.3 million of our cash was used for the purchase of fixed assets.

A substantial portion of the purchase price used to fund acquisitions has historically been paid in cash. This is primarily due to our desire to avoid diluting our existing stockholders. We expect acquisitions to continue to be financed primarily from available credit lines and possible additional equity. However, we can offer no assurances such will be the case.

Cash Flows from Financing Activities

For the nine months ended September 30, 2006, approximately $5.1 million of cash was used in financing activities. We used approximately $3.8 million for the net repayment of borrowings and approximately $3.1 million for payment of dividends. As of September 30, 2006, we had restricted cash of approximately $6.5 million, a decrease of $1.3 million from December 31, 2005, which will be used to pay down the asset-backed notes issued to finance the acquisition of LongMiller. This cash is not available for general corporate purposes, but is solely to service securitization indebtedness incurred to finance the acquisition of LongMiller.

On September 14, 2006, we completed an agreement that amends and extends our senior credit facility. The amended facility provides $111.6 million of borrowing capacity, with the ability to extend to $120 million through additional bank commitments. The previous facility was scheduled to expire at the end of 2006. The facility is expected to be used primarily to fund future acquisitions. The facility consists of a revolving credit line, in which a portion converts to term debt at the end of each year. The term portion amortizes over a five year period. The revolving facility extends to December 31, 2009 and is similar to its predecessor agreement in structure and terms. As of September 30, 2006, there was $13.0 million of outstanding borrowings on the facility. Our assets are pledged to the bank group as part of the credit facility except for cash flows from commissions to be received upon the renewals of specified inforce policies acquired in connection with the acquisition of LongMiller.

The restrictive covenants under the credit agreement provide for the maintenance of a minimum ratio of fixed charges, a maximum allowable leverage ratio, and a minimum amount of net worth (stockholders’ equity). We were in compliance with all our restrictive covenants as of September 30, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006, we had total outstanding indebtedness of $301.6 million. Our outstanding debt consists of the following:

Type of Debt	Outstanding Amount as of September 30, 2006	Weighted Average Interest Rate as of September 30, 2006
Non-recourse bonds	$241.2 million	Fixed - 6.7%
Note to prior owner	2.4 million	Fixed - 10.0%
Trust preferred	45.0 million	Variable - 9.5%
Credit facility	13.0 million	Variable - 7.7%

On November 15, 2005, we entered into an interest rate swap with an initial notional amount of $4.8 million and an effective date of January 1, 2006. The notional amount of this interest rate swap increases $1.4 million each calendar quarter until December 31, 2007, and then remains at $16 million. The quarterly increase in the notional amount of this interest rate swap exactly offsets the amortizing notional amount of the January 7, 2003 interest rate swap. The purpose of this swap was to hedge our remaining trust preferred LIBOR-based variable rate debt. However, based on the SEC’s recent clarification of SFAS 133, we determined that since we had the ability at our election to defer interest payments on our trust preferred securities, these swaps did not qualify for hedge accounting using the short-cut method. These swaps performed as expected as effective economic hedges of interest rate risk. See note 2 to the condensed consolidated financial statements for additional information. The terms of the interest rate swaps as of September 30, 2006 are as follows:

Effective Date	Maturity Date	Notional Amount at September 30, 2006	Fixed Rate to be Paid	Variable Rate to be Received	Fair Value as of September 30, 2006
January 1, 2006	December 31, 2015	$9.0 million	5.26%	LIBOR	$(248)
June 3, 2005	December 31, 2009	$12.0 million	4.05%	LIBOR	371
February 25, 2005	December 31, 2009	$10.0 million	4.31%	LIBOR	224
May 18, 2004	March 31, 2009	$7.0 million	4.44%	LIBOR	88
January 7, 2003	December 31, 2007	$7.0 million	2.85%	LIBOR	123
Total		$45.0 million			$558

We have exposure to changing interest rates. Interest on the $58 million of unhedged variable debt at September 30, 2006, bears interest at a weighted average of 9.1%. At our current borrowing level, a 1% change in the interest rate will have an effect of approximately $580 thousand on interest expense annually.

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

ITEM 1A. RISK FACTORS

No material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

CLARK, INC.

Date	November 3, 2006	/s/ Tom Wamberg
Tom Wamberg
Chairman of the Board and Chief Executive Officer

Date	November 3, 2006	/s/ Jeffrey W. Lemajeur
Jeffrey W. Lemajeur
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Clark/Bardes, Inc. (Incorporated herein by reference to Exhibit 3.1 of our Registration Statement on Form S-1, File No. 333-56799, filed with the SEC on July 15, 1998).

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

10.1
Third Amended and Restated Credit Agreement , dated as of September 8, 2006 among Clark, Inc. as Borrower, JP Morgan Chase Bank, NA as Agent and Swing Line Leader, LaSalle Bank National Association and Charter One Bank, NA, as Syndication Leaders.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

_______________

*filed herewith